Form 10-Q
period 2008-12-31
Nevada Processing Solutions
filed 2009-01-30
CIK 1448705

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                      Commission file number 0-51861

                        NEVADA PROCESSING SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          20-4959207
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                 9646 Giddings, Las Vegas, NV  89148
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 334-4008


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of January 29, 2009, the registrant had issued and outstanding 3,375,000 shares of its $0.001 par value Common Stock

                              Table of Contents
                        Nevada Processing Solutions, Inc.
                              Index to Form 10-Q
           For the Quarterly Period Ended December 31, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of December 31, 2008 and June 30, 2008                  3

   Statements of Income for the six months
     ended December 31, 2008 and 2007                                     4

   Statements of Cash Flows for the six months
    ended December 31, 2008 and 2007                                      5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A. Risk Factors                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.  Defaults Upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                        NEVADA PROCESSING SOLUTIONS, INC.
                          (a development stage company)
                                 Balance Sheets


Balance Sheets

                                                     December 31,
                                                         2008        June 30,
                                                     (unaudited)       2008
                                                     ------------  ------------
ASSETS

Current Assets:
   Cash                                              $         -   $         -
   Funds in escrow                                             -         2,750
                                                     ------------  ------------
     Total current assets                                      -         2,750
                                                     ------------  ------------
TOTAL ASSETS                                         $         -   $     2,750
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $         -   $     1,000
                                                     ------------  ------------
     Total current liabilities                                 -         1,000
                                                     ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 872,690 shares issued and
     outstanding as of 9/30/08 and 6/30/08,
     respectively                                            873           873
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 3,375,000, 3,375,000
     issued and outstanding as of
     12/31/08 and 6/30/08, respectively                    3,375         3,375
   Additional paid-in capital                            717,393       714,143
   (Deficit) accumulated during development stage       (721,641)     (716,641)
                                                     ------------  ------------
     Total stockholders' equity                                -         1,750
                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $         -   $     2,750
                                                     ============  ============

   The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                          Statements of Operations


Statements of Operations

                                                               For the Period
                          For the              For the              from
                    Three months ending    Six months ending   May 30, 2006
                       December 31,          December 31,      (Inception) to
                   --------------------  --------------------   December 31,
                      2008       2007       2008       2007         2008
                   ---------  ---------  ---------  ---------  --------------
Revenue                   -          -   $      -   $      -   $           -
                   ---------  ---------  ---------  ---------  --------------

General and
 administrative
 expenses             3,250          -      5,000          -          14,763
                   ---------  ---------  ---------  ---------  --------------

Total Expenses        3,250          -      5,000          -          14,763
                   ---------  ---------  ---------  ---------  --------------

Net Income (Loss)
 before beneficial
 interest            (3,250)         -   $ (5,000)  $      -   $     (14,763)
                   =========  =========  =========  =========  ==============

Beneficial Conversion
 Feature of
 Preferred stock                                                    (706,878)
                                                                -------------

Provision for
 Income Taxes             -          -          -          -               -
                   ---------  ---------  ---------  ---------  --------------

Net income (loss)    (3,250)         -   $ (5,000)  $       -   $   (721,641)
                   =========  =========  =========  =========  ==============

Weighted average
 number of common
 shares outstanding -
 basic and fully
 diluted           3,375,000  3,375,000  3,375,000  3,375,000
                   =========  =========  =========  =========

Basic Earnings
(Loss) per share   $  (0.00)  $  (0.00)  $  (0.00)  $  (0.00)
                   =========  =========  =========  =========

     The accompanying notes are an integral part of these statements

                       NEVADA PROCESSING SOLUTIONS, INC.
                         (a development stage company)
                          Statements of Cash Flows


Statements of Cash Flows

                                                               For the Period
                                               For the              from
                                          Six months ending   May 30, 2006
                                            December 31,        (Inception) to
                                         --------------------   December 31,
                                            2008       2007         2008
                                         ---------  ---------  --------------
Operating Activities:

Net Income (Loss)                        $ (5,000)  $      -   $    (721,641)
Adjustments to reconcile
  net loss to net cash
  used by operating activities
    Beneficial Interest on
      Conversion                                -          -         706,878
   (Decrease) in accounts payable          (1,000)         -               -
                                         ---------  ---------  --------------
Cash Provided (Used) by Operations         (6,000)         -         (14,763)


Financing Activities:

Sale of Common Stock                            -          -           5,850
Sale of Preferred Stock                         -          -             873
Contributed Capital                         3,250          -           8,040
                                         ---------  ---------  --------------
Cash Provided (Used) by
  Financing Activities                      3,250          -          14,763


Net Change in Cash                         (2,750)         -               -
Beginning Cash                              2,750          -               -
                                         ---------  ---------  --------------
Ending Cash                              $      -   $      -   $           -
                                         =========  =========  ==============

The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended June 30, 2008 and notes thereto included in the Company's S-1 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(14,763) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

Nevada Processing Solutions, Inc. ("the Company") was formed on
May 30, 2006. Nevada Processing Solutions is a startup company that processes loan applications for mortgage companies. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing its initial operational plans.


Business Strategy
-----------------

Nevada Processing Solutions goal is to develop long-term business partnerships by providing mortgage processing services to mortgage brokers.
It is managements goal to handle loan processing from submission to funding. The Company plans to handle all types of loan programs. Management plans to develop the procedures necessary to process loans accurately and professionally. The loan processor fee is billed at closing on the as a third party loan processing fee. Nevada Processing Solutions plans to charge approximately $500 for each loan processed. Services include:


     o Expedite Closing Cycles. Nevada Processing Solutions will handle all "back-end" loan processing activities associated with closing a loan: appraisal and title/escrow ordering and follow-up, submission to underwriting, clearing of conditions, coordination of closing and confirmation of funding.

     o Upon receiving a loan package, Nevada Processing Solutions will upload it into its system, verify that ratios, income, accuracy of data and notify the broker of any deficiencies.

     o Review a broker's file for compliance issues and/or missing documentation.

     o Order (depending on the Brokers needs) title work, payoffs, appraisals, and surveys that will be required.

     o Keep the mortgage broker up to date as the loan progresses through underwriting.

     o After meeting the conditions, the Company will monitor the status of the file in the lender's closing department to insure the closing documents are sent to the title company.

Further, the Company plans to utilize a software program designed to track all of the steps required to approve a mortgage loan application. As each step is completed, the software updates the information in the applicants' file. The loan applicant is able to determine the progress of their loan by checking the status of the loan approval process through a secure internet site.

Nevada Processing Solutions plans to provide information to loan applicants as to the approval status of their individual mortgage loan. Via a user name and password, the loan applicants can check daily through a secure website on the progress of their mortgage loan(s). A mortgage loan, on average, goes through twenty steps before it is approved. The loan applicant can check the status of the mortgage approval process as it passes through these twenty steps. It allows the loan applicant to understand what has taken place and what needs to take place before their mortgage funds are released.


Market
------

Nevada Processing Solutions plans to offer loan mortgage processing and tracking services to mortgage companies. According to the U.S. Census Bureau 2005 Report, there are approximately 8,967 mortgage and non-mortgage loan brokers in the U.S. In the State of Nevada alone there are 96 mortgage and non-mortgage loan brokers. These loan brokers who represent the future customer base of Nevada Processing Technology, Inc.

Plan of Operations
------------------

Short term goal (twelve-month period)
-------------------------------------

The two key elements of management's short term plan is to create an initial customer base, and to utilize a software program which tracks the approval status of loans. The Company's plan of operation for the next 12 months will be focused on three major areas: (i) Operations; (ii) Marketing; and (iii) Financing.

Operations
----------

Management has designed a software program to track all of the steps required to approve a mortgage loan application: The Company now has the infurstucture and software program in place and ready to use.

Marketing
---------

The Company plans to develop a strategic marketing plan by working together with mortgage brokers to generate awareness about our services. The marketing plan will cover the following:

     o Active promotional program including printing promotional materials, educating mortgage brokers about our services

     o Media relations program by developing a website that markets our services;

     o  Developing an advertising campaign to market the Company's services.

Competition
-----------

Management has developed a software program to track the process of mortgage approvals. This software program is not trademarked or protect by any patents. Any who can develop a similar software program can infringe on the Company's business, by offering the same service to the Company's customers at a lower price. Many other companies are better funded and more established than Nevada Processing Solutions, Inc.


Results of Operations for the year ended December 31, 2008
----------------------------------------------------------

Nevada Processing Solutions earned no revenues since our inception on May 30, 2006 through December 31, 2008. Management does not anticipate earning any significant revenues until such time as the Company's business plan becomes fully operational. Nevada Processing Solutions is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business.

For the period inception through December 31, 2008, Nevada Processing Solutions generated no income. Since the Company's inception on May 30, 2006, Nevada Processing Solutions experienced a net loss of $(14,763). This loss was attributed to organizational expenses, legal and accounting fees to become a fully reporting company. Management anticipates the Company's operating expenses will increase as the Company begins its operations.

For the six months ending December 31, 2008, Nevada Processing Solutions experienced a net loss of $(5,000) as compared to no loss (no expenses) for the same period last year. The net loss for the six months ending December 31, 2008 was contributed to general and administrative expense of $5,000. For the three months ending December 31, 2008, Nevada Processing Solutions experienced a net loss of $(3,250) as compared to no loss for the same period last year, when the company was inactive. Most of the actual general and administrative expenses, since the Company's inception, represented legal and audit fees.
The Company no cash at hand as of December 31, 2008. In the June 30, 2008 year-end financials and the December 31, 2008 interim financials, the Company's auditor issued an opinion that Nevada Processing Solutions financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

The Company generated no revenues for the period from May 30, 2006 (inception) through December 31, 2008. Management does not anticipate generating any revenues for at least the next year.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

Nevada Processing Solutions does not anticipate performing any additional significant product research and development under its current plan of operation.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

Nevada Processing Solutions does not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by the Company at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2008, the Company does not have any employees. The Company is dependent upon its sole officer and a director for the Company's future business development. As the Company's operations expand management anticipates the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of December 31, 2008 reflects no current assets and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize.
In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.
No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2008. The Company has no employment agreements in place with its officers.

Future Financing
----------------

Management anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to our existing shareholders. There are no assurances that the Company will achieve any sales of its equity securities or arrange for debt or other financing to fund its business plan.

The Company seeks to raise a $100,000 in an offering of its common stock. In the event the Company is unable to raise $100,000, the Company may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and management cannot make any assurances that any financing can be obtained. If management is unable to raise these funds, the Company will not be able to implement any of its proposed business activities and may be forced to cease operations.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from service sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Nevada Processing Solutions is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, Nevada Processing
Solutions has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer who also serves as the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(b)  Management's Remediation Initiatives
-----------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Nevada Processing Solutions is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against the Company, which may materially affect the Company.


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form S-1 for the fiscal year ended June 30, 2008 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2006 (inception), the Company issued 3,100,000 shares of its $0.001 par value common stock in exchange for cash.

On June 1, 2006, the Company issued 872,690 shares of its $0.001 par value preferred stock for $8,727 at $0.01 per share. Each share of the Convertible Preferred Stock can be exchanged for ten hundred (10) shares of Common Stock of the corporation. The Company relied upon Section 4(2) of the Securities Act for the offer and sale. These shares were subsequently registered on Form
S-1 filed with the Commission on November 4, 2008, and declared effective on January 27, 2009.

On June 30, 2008, the Company completed an offering of 275,000 shares at a price of $0.01 per share. The Company relied on the exemption from registration provided by Section 4(2) and Rule 505 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale. These shares were subsequently registered on Form S-1 filed with the Commission on November 4, 2008, and declared effective on January 27, 2009.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.


Item 6 -- Exhibits


                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           S-1    9/30/08   3.1  11/04/08
           dated May 30, 2006
------------------------------------------------------------------------------
3.2        Bylaws dated May 31, 2006            S-1    9/30/08   3.2  11/04/08
           as currently in effect
------------------------------------------------------------------------------
3.3 Amended Articles of Incorporation S-1 9/30/08 3.3 11/04/08 dated February 23, 2007 as currently in effect
------------------------------------------------------------------------------
3.4        Articles/Designation dated           S-1    9/30/08   3.4  11/04/08
           April 29, 2008 as currently
           in effect
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Nevada Processing Solutions, Inc.
                                         ---------------------------------
                                                   Registrant

Date:  January 29, 2009                  By: /s/ J. Chad Guidry
       ----------------                  ----------------------
                                                 J. Chad Guidry
                                                 President