Form 10-Q
period 2009-03-31
Nevada Processing Solutions
filed 2009-04-21
CIK 1448705

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

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of April 17, 2009, the registrant had issued and outstanding 3,375,000 shares of its $0.001 par value Common Stock, 195,000,000 common voting shares authorized; and, 872,690 convertible and callable preferred issued and outstanding, 5,000,000 preferred shares authorized.

                              Table of Contents
                        Nevada Processing Solutions, Inc.
                              Index to Form 10-Q
           For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2009 and June 30, 2008                     3

   Statements of Income for the three months and nine months
     ended March 31, 2009 and 2008                                        4

   Statements of Cash Flows for the nine months
    ended March 31, 2009 and 2008                                         5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A. Risk Factors                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.  Defaults Upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                        NEVADA PROCESSING SOLUTIONS, INC.
                          (a development stage company)
                                 Balance Sheets


                                                      March 31,
                                                         2008        June 30,
                                                     (unaudited)       2008
                                                     ------------  ------------
ASSETS

Current Assets:
   Cash                                              $         -   $         -
   Funds in escrow                                             -         2,750
   Prepaid Expense                                         4,500             -
                                                     ------------  ------------
     Total current assets                                  4,500         2,750
                                                     ------------  ------------
TOTAL ASSETS                                         $     4,500   $     2,750
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $         -   $     1,000
                                                     ------------  ------------
     Total current liabilities                                 -         1,000
                                                     ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 872,690 shares issued and
     outstanding as of 3/31/09 and 6/30/08,
     respectively                                            873           873
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 3,375,000, 3,375,000
     issued and outstanding as of
     3/31/09 and 6/30/08, respectively                     3,375         3,375
   Additional paid-in capital                            723,768       714,143
   (Deficit) accumulated during development stage       (723,516)     (716,641)
                                                     ------------  ------------
     Total stockholders' equity                            4,500         1,750
                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     4,500   $     2,750
                                                     ============  ============

   The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                          Statements of Operations


                                                               For the Period
                          For the              For the              from
                    Three months ending   Nine months ending   May 30, 2006
                         March 31,            March 31,       (Inception) to
                   --------------------  --------------------     March 31,
                     2009       2008       2009       2008          2009
                   ---------  ---------  ---------  ---------  --------------
Revenue                   -          -   $      -   $      -   $           -
                   ---------  ---------  ---------  ---------  --------------

General and
 administrative
 expenses             1,875          -      6,875          -          16,638
                   ---------  ---------  ---------  ---------  --------------

Total Expenses        1,875          -      6,875          -          16,638
                   ---------  ---------  ---------  ---------  --------------

Net Income (Loss)
 before beneficial
 interest            (1,875)         -   $ (6,875)  $      -   $     (16,638)
                   =========  =========  =========  =========  ==============

Beneficial Conversion
 Feature of
 Preferred stock                                                    (706,878)
                                                                -------------

Provision for
 Income Taxes             -          -          -          -               -
                   ---------  ---------  ---------  ---------  --------------

Net income (loss)    (1,875)         -   $ (6,875)  $       -   $   (723,516)
                   =========  =========  =========  =========  ==============

Basic Earnings
(Loss) per share   $  (0.00)  $  (0.00)  $  (0.00)  $  (0.00)
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
                   =========  =========  =========  =========

     The accompanying notes are an integral part of these statements

                       NEVADA PROCESSING SOLUTIONS, INC.
                         (a development stage company)
                          Statements of Cash Flows


                                                               For the Period
                                               For the              from
                                          Nine months ending    May 30, 2006
                                              March 31,        (Inception) to
                                         --------------------     March 31,
                                            2009      2008          2009
                                         ---------  ---------  --------------
Operating Activities:
Net Income (Loss)                        $ (6,875)  $      -   $    (723,516)
Adjustments to reconcile
  net loss to net cash
  used by operating activities
    Beneficial Interest on
      Conversion                                -          -         706,878
   (Increase) in prepaid expense           (4,500)         -          (4,500)
   (Decrease) in accounts payable          (1,000)         -               -
                                         ---------  ---------  --------------
Cash Provided (Used) by Operations        (12,375)         -         (21,138)
                                         ---------  ---------  --------------

Financing Activities:
Sale of Common Stock                            -          -           5,850
Sale of Preferred Stock                         -          -             873
Contributed Capital                         9,625          -          14,415
                                         ---------  ---------  --------------
Cash Provided (Used) by
  Financing Activities                      9,625          -          21,138
                                         ---------  ---------  --------------

Net Change in Cash                         (2,750)         -               -
Beginning Cash                              2,750          -               -
                                         ---------  ---------  --------------
Ending Cash                              $      -   $      -   $           -
                                         =========  =========  ==============

The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 2009


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(723,516) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 2009


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


Results of Operations for the year ended March 31, 2009
-------------------------------------------------------

Nevada Processing Solutions earned no revenues since our inception on May 30, 2006 through March 31, 2009. Management does not anticipate earning any significant revenues until such time as the Company's business plan becomes fully operational. Nevada Processing Solutions is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business.

For the period inception through March 31, 2009, Nevada Processing Solutions generated no income. Since the Company's inception on May 30, 2006, Nevada Processing Solutions experienced a net loss of $(723,516). This loss was attributed to organizational expenses, legal and accounting fees of $16,638 and the beneficial conversion feature of our preferred stock of $706,878. Management anticipates the Company's operating expenses will increase as the Company begins its operations.

For the nine months ending March 31, 2009, Nevada Processing Solutions experienced a net loss of $(6,875) as compared to no loss (no expenses) for the same period last year, when the company was inactive. The net loss for the nine months ending March 31, 2009 was contributed to general and administrative expense of $6,875. For the three months ending March 31, 2009, Nevada Processing Solutions experienced a net loss of $(1,875) as compared to no loss for the same period last year, when the company was inactive. Most of the actual general and administrative expenses, since the Company's inception, represented legal and audit fees. The Company no cash at hand as of March 31, 2009. In the June 30, 2008 year-end financials and the March 31, 2009 interim financials, the Company's auditor issued an opinion that Nevada Processing Solutions financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

The Company generated no revenues for the period from May 30, 2006 (inception) through March 31, 2009. Management does not anticipate generating any revenues for at least the next year.


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

Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2009, the Company does not have any employees.  The
Company is dependent upon its sole officer and a director for the Company's future business development. As the Company's operations expand management anticipates the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of March 31, 2009 reflects $4,500 in current assets and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

During the period from inception to March 31, 2009, proceeds were received from the sale of common stock and preferred stock in connection with various private placements. At the time of incorporation, we issued 872,690 non-voting Callable and Convertible Preferred shares. We filed with the Nevada Secretary of State the designation that "These Series A Preferred shares shall be designated as 'Callable and Convertible Preferred Stock.'" The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for ten (10) shares of Common Stock of the corporation."

Through a Board Resolution, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares. The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for ten common shares, at their sole discretion. The conversion of 872,690 Series A Preferred Shares converts into 8,726,900 registered common shares.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2009. The Company has no employment agreements in place with its officers.

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

The evaluation examined those disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

The Company filed its initial registration statement on Form S-1 with the U.S. Securities and Exchange Commission on November 4, 2008. The registration statement was declared effective on January 27, 2009.

On April 1, 2009, the Company entered into a preferred share lock-up agreement with is largest Preferred shareholder. The preferred shareholder shall not convert more than sixteen thousand eight hundred seventy-five (16,875) of its preferred stock into common stock each consecutive twelve (12) months for the next three (3) years. This conversion would equate to a conversion of no more than 168,750 common shares each year for the next three years. This restriction applies to the entire holdings (preferred and common stock) of Nevada Processing Solutions, Inc. held by the Preferred shareholder.

Additionally, no additional conversion can take place until the Preferred shareholder's preferred shares represent a converted common stock ownership in the Company of no more than ten percent (10%) of the total outstanding common shares. (See Exhibit 10.1)

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1    9/30/08   3.1  11/04/08
           dated May 30, 2006
------------------------------------------------------------------------------
 3.2       Bylaws dated May 31, 2006            S-1    9/30/08   3.2  11/04/08
           as currently in effect
------------------------------------------------------------------------------
 3.3 Amended Articles of Incorporation S-1 9/30/08 3.3 11/04/08 dated February 23, 2007 as currently in effect
------------------------------------------------------------------------------
 3.4       Articles/Designation dated           S-1    9/30/08   3.4  11/04/08
           April 29, 2008 as currently
           in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up
           agreement dated Apr. 1, 2009  X
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Nevada Processing Solutions, Inc.
                                         ---------------------------------
                                                   Registrant

Date:  April 17, 2009                    By: /s/ J. Chad Guidry
       --------------                    ----------------------
                                                 J. Chad Guidry
                                                 President