Form 10-K
period 2009-06-30
Nevada Processing Solutions
filed 2009-08-18
CIK 1448705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  0-53574

                         Nevada Processing Solutions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                   20-4959207
     -------------------------------                 -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                      9646 Giddings, Las Vegas, NV  89148
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (702) 334-4008
                                                         --------------

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).       Yes[X]  No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at August 7, 2009, computed by reference to the $0.01 Registration Statement per-share price on January 27, 2009 (date of effectiveness), was $2,750.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 7, 2009, the registrant's outstanding common stock consisted of 3,375,000 shares, $0.001 par value, authorized - 195,000,000 common voting shares. The registrant's outstanding convertible preferred stock consisted of 872,690 shares, $0.001 par value, authorized - 5,000,000 preferred shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 1A  RISK FACTORS                                                       10

ITEM 2.  PROPERTIES                                                         19

ITEM 3.  LEGAL PROCEEDINGS                                                  19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            21
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   26
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            26

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               29

ITEM 11. EXECUTIVE COMPENSATION                                             34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   36
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     37
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             38

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            39

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to process loans for mortgage companies;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Nevada Processing Solutions, Inc.", "the Company", "we", "us", and "our" refer to Nevada Processing Solutions, Inc.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Nevada Processing Solutions, Inc., 9646 Giddings, Las Vegas, NV 89148.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

We were formed on May 30, 2006. Nevada Processing Solutions, Inc. is a startup company that processes loan for mortgage companies. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing its initial operational plans.


Our Business
------------

Nevada Processing Solutions, Inc. is a startup company that processes loans for mortgage companies.

We serve as an extension of a mortgage broker's loan processing team. It is our goal to process mortgage loans through to closing. This begins when the order is received and continues until the broker/originator has a complete hard copy or electronic file in their hands after closing. We serve as an extension of a mortgage broker's staff, so therefore, it is important that we have an open channel of communications with the mortgage broker to understand the expected roles of each party in the transaction, as well as the process
flow and expected time frames to complete the application process.   We are
not a mortgage broker nor lender and are not involved in originations of mortgages or loans.

Our offices are currently located at 9646 Giddings, Las Vegas, NV 89148. Our telephone number is (702) 334-4008.


Market
------

We offer loan mortgage processing and our tracking services to mortgage companies. According to the U.S. Census Bureau 2005 Report, there are approximately 8,967 mortgage and non-mortgage loan brokers in the U.S. In the State of Nevada alone there are 96 mortgage and non-mortgage loan brokers. These loan brokers represent the future customer base of Nevada Processing Solutions, Inc.

Business Strategy
-----------------

Our goal is to develop long-term business partnerships by providing mortgage processing services to mortgage brokers. It is our goal to handle loan processing from submission to funding. We plan to handle all types of loan programs. We plan to develop the procedures necessary to process loans accurately and professionally. We plan to strive for a 10-day close. The loan processor fee is billed at closing on the as a third party loan processing fee. We plan to charge approximately $500 for each loan we process. Our services include:


     o Expedite Closing Cycles. Nevada Processing Solutions will handle all "back-end" loan processing activities associated with closing a loan: appraisal and title/escrow ordering and follow-up, submission to underwriting, obtaining stips, clearing of conditions, coordination of closing and confirmation of funding.

     o Upon receiving a loan package and Nevada Processing Solutions will upload it into our system, verify that ratios, income, accuracy of data and notify the broker of any deficiencies.

     o We will review a broker's file for compliance issues and/or missing documentation.

     o We will order (depending on the Brokers needs) title work, payoffs, appraisals, and surveys that will be required.

     o We will keep the mortgage broker up to date as the loan progresses through underwriting.

     o Immediately upon receiving an approval, we will fax a copy and contact the broker to discuss any conditions of the loan approval.

     o After meeting the conditions, the we will monitor the status of the file in the lender's closing department to insure the closing documents are sent to the title company.


Further, we utilize a software program designed to track all of the steps required to approve a mortgage loan application. As each step is completed, the software updates the information in the applicants' file. The loan applicant is able to determine the progress of their loan by checking the status of the loan approval process through a secure internet site.

We plan to provide information to loan applicants as to the approval status of their individual mortgage loan. Via a user name and password, the loan applicants can check daily through a secure website on the progress of their mortgage loan(s). A mortgage loan, on average, goes through twenty steps before it is approved. The loan applicant can check the status of the mortgage approval process as it passes through these twenty steps. It allows the loan applicant to understand what has taken place and what needs to take place before their mortgage funds are released.

We have designed a software program to track all of the steps required to approve a mortgage loan application: We now have the infrastructure and software program in place and ready to use.


Marketing
---------

We plan to develop a strategic marketing plan by working together with mortgage brokers to generate awareness about our services. The marketing plan will cover the following:

     o Active promotional program including printing promotional materials, educating mortgage brokers about our services

     o Media relations program by developing a website that markets our services;

     o  Developing an advertising campaign to market our services.


Financing
---------

As of the date of this annual report we have raised $11,513 from contributed capital by management and two private placements, management believes that we will need to raise an additional $100,000 to meet our capital requirements for at least the next 12 months and plans to keep operating costs to a minimum until cash is available through financing or operating activities.
We plan to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Competition
-----------

We have developed a software program to track the process of mortgage approvals. Our software program is not trademarked or protect by any patents. Any who can develop a similar software program can infringe on the Company's business, by offering the same service to the Company's customers at a lower price. Many other companies are better funded and more established than Nevada Processing Solutions, Inc.


Nevada Processing Solutions, Inc.'s Funding Requirements
--------------------------------------------------------

We do not have sufficient capital fully execute our business plan.
Management anticipates Nevada Processing Solutions, Inc. will require at least $100,000 to move its business plan forward. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.


Research and Development Activities and Costs
---------------------------------------------

Nevada Processing Solutions, Inc. did not incur any research and development costs for the years ended June 30, 2009 and 2008, and has no plans to undertake any research and development activities during the next year of operations.

Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.



Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our sole officer on a voluntary basis, without compensation.

Item 1A.  Risk Factors.


                      Risk Factors Relating to Our Company
                      ------------------------------------


1. SINCE WE ARE A DEVELOPMENT COMPANY, AND WE HAVE NOT GENERATED ANY REVENUES, THERE ARE NO ASSURANCE THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on May 30, 2006. We have realized no revenues since our inception. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.


2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this annual report, at June 30, 2009 we had no working capital, $3,500 in prepaid assets, $475 in accounts payable and stockholders' equity of approximately $3,025. In addition, we had a net loss of approximately $(724,991) for the period May 30, 2006 (inception) to June 30, 2009.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period May 30, 2006 (inception) to June 30 2009. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED NO REVENUE.

We have generated no revenues, we are expect losses over the next eighteen
(18) to twenty-four (24) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. SINCE OUR OFFICER WORKS OR CONSULTS FOR OTHER COMPANIES, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Chad Guidry, our sole officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to her time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

Chad Guidry, the President and Director of the company, currently devotes approximately 15-20 hours per week to company matters. The responsibility of developing the company's business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Mr. Guidry. He has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Mr. Guidry intends to limit his role in his other business activities and devote more of his time to Nevada Processing Services, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

5. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED. EVEN IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to obtain the resources to develop and implement a marketing and sales program and address all necessary infrastructure concerns. We anticipate that we will require up to approximately $100,000 to fund our continued operations. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.


6. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

As of September 30, 2008, the Company had no working cash and equivalents. The Company needs at least one hundred thousand dollars ($100,000) in order advance its business plan.

There are no guarantees given that the Company will be able to find the necessary financing or the necessary financing will be available, if required or if available, will be on terms and conditions satisfactory to management. The above outlined capital problems which could significantly affect the value of any Common Shares and could result in the loss of an investor's entire investment.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

7. WE MAY NOT BE ABLE TO COMPETE WITH OTHER LOAN PROCESSING COMPANIES, WHO HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The loan processing industry is highly competitive, and subject to rapid change. We do not have the resources to compete with the large mortgage loan processors. Competition by existing and future competitors could result in our inability to secure profitable events. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Nevada Processing Solutions, Inc. cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.


8. OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our sole officer beneficially owns approximately or have the right to vote approximately 92% of our outstanding common stock. As a result, our sole officer will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of her ownership and positions, this individual has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

9.  CHANGES IN CONSUMER PREFERENCES COULD REDUCE DEMAND FOR OUR SERVICES.

Any change in the preferences of our potential corporate customers that we fail to anticipate could reduce the demand for the loan processing services we intend to provide. Decisions about our focus and the specific services we plan to offer are often made in advance of customers contracting us. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our services and lower profit margins.

10.  OUR BUSINESS MAY SUFFER IF WE FAIL TO MEET THE EXPECTATIONS OF OUR
CUSTOMERS.

Our business model will rely in part on referrals to, and operating in concert with, various third parties, such as mortgage brokers, banks, and other financial institutions. If we fail to meet the expectations of our future customers, who include these third parties, who at the present time are unidentified, our reputation and results of operation will be negatively impacted.


11. CONFLICTS OF INTEREST FACED BY THE TOP MANAGEMENT OF NEVADA PROCESSING SOLUTIONS MAY JEOPARDIZE THE BUSINESS CONTINUITY OF NEVADA PROCESSING SOLUTIONS.

The operations of Nevada Processing Solutions depend substantially on the skills and experience of Chad Guidry. Without employment contracts, we may lose Ms. Guidry to other pursuits without a sufficient warning and, consequently, go out of business. Mr. Guidry may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, this individual may face a conflict in selecting between Nevada Processing Solutions and his other business interests. Nevada Processing Solutions has not formulated a policy for the resolution of such conflicts.

12. IF OUR MARKETING EFFORTS ARE NOT EFFECTIVE, OUR SERVICES MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO OUR SUCCESS IN THE TARGET TERRITORIES.

We may not be able to build successfully recognition and favorable perception of our services in a manner that will enable us to expand our business in a cost-effective or timely manner. If our services will not be received favorably by our customers, our reputation could be damaged. The lack of market acceptance of our services will not allow us to generate satisfactory net sales and could harm our business.

13.  AN INCREASE IN INTEREST RATES COULD HARM OUR BUSINESS.

An increase in interest rates could result in a reduction of loan volume and subsequently a decrease in demand for our loan processing services. Our business is sensitive to market conditions. As the market for mortgage loans decrease, the demand for our services would decrease accordingly.

14. TECHNOLOGY FAILURES COULD DAMAGE OUR BUSINESS OPERATIONS AND INCREASE OUR COSTS.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures may interrupt or delay our ability to provide services to our customers. The secure transmission of confidential information over the Internet is essential to our maintaining consumer confidence in certain of our services. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers' personal information and transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us.


15. FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult, and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing, and other finance staff in order to develop and implement appropriate additional internal controls, processes, and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.
In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.



                     Risks Relating To Our Common Shares
                     -----------------------------------

16. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

17. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

18. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

19. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.


20. WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We are currently listed on the OTC-Bulletin Board. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for any our shareholders to find a buyer for their stock in our company.

21. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained. If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.


Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 9646 Giddings, Las Vegas, NV  89148.
Our telephone number is (702) 334-4008. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our officer will not seek reimbursement for past office expenses.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Nevada Processing Solutions, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: NEPR. The stock was cleared for trading on the OTC-Bulletin Board on April 20, 2009.

Since the Company has been cleared for trading, through August 7, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of August 7, 2009, there were approximately twenty-six (26) holders of record of our Common Stock and 3,375,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

During the fiscal year ending June 30, 2009, there have been no sales of the Company's securities.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Nevada Processing Solutions, Inc. is a startup company that processes loan for mortgage companies.

Results of Operations for the year ended June 30, 2009
------------------------------------------------------

We earned no revenues since our inception on May 30, 2006 through June 30, 2009. We do not anticipate earning any significant revenues until such time as we fully initiate our business operations. We are presently in the development stage of our business and we can provide no assurance that we will be successful in becoming a provider to the mortgage industry to process their loan applications.

For the period of May 30, 2006 (inception) through June 30, 2009 we generated no income. Since our inception we experienced a net loss of $(724,991). The bulk of our net loss ($706,878) represents the accounting of the beneficial conversion feature of our preferred stock to common stock. Most of the actual general and administrative expenses ($18,113), since our inception, represented legal and audit fees. For the year ending June 30, 2009 we lost $8,350 as compared to a loss of $1,000 for the same period last year. We anticipate our operating expenses will increase as we build our operations. We anticipate our ongoing operating expenses will increase as we are now a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from May 30, 2006 (inception) through June 30, 2009. We do not anticipate generating any revenues for at least 24 months.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2009 reflects current assets of $3,500 and $475 in current liabilities.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $100,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

Future Financings
-----------------

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

We are seeking to raise a $100,000 in a future offering of our common stock. In the event we are unable to raise $100,000, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and we can not assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.


Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any product research and development under our current plan of operation.


Expected purchase or sale of property and significant equipment
---------------------------------------------------------------

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of June 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

New Accounting Standards
------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                       Nevada Processing Solutions, Inc.

                             Financial Statements

                               June 30, 2009
                               June 30, 2008


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4-5
Statements of Cash Flows                                           F-6
Notes to Financials                                                F-7-16


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

To the Board of Directors
Nevada Processing Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Nevada Processing Solutions Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2009 and 2008 and since inception on May 30, 2006 through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Processing Solutions Inc (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2009 and 2008 and since inception on May 30, 2006 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $18,113, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    August 6, 2009

                6490 West Desert Inn Rd, Las Vegas, NV 89146
                     (702) 253-7499 Fax (702) 253-7501

                        NEVADA PROCESSING SOLUTIONS, INC.
                          (a development stage company)
                                 Balance Sheets


                                                       June 30,      June 30,
                                                         2009          2008
                                                     ------------  ------------
ASSETS

Current Assets:
   Cash                                              $         -   $         -
   Funds in escrow                                             -         2,750
   Prepaid Expense                                         3,500             -
                                                     ------------  ------------
     Total current assets                                  3,500         2,750
                                                     ------------  ------------
TOTAL ASSETS                                         $     3,500   $     2,750
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $       475   $     1,000
                                                     ------------  ------------
     Total current liabilities                               475         1,000
                                                     ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 872,690 shares issued and
     outstanding as of 6/30/09 and 6/30/08,
     respectively                                            873           873
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 3,375,000, 3,375,000
     issued and outstanding as of
     6/30/09 and 6/30/08, respectively                     3,375         3,375
   Additional paid-in capital                            723,768       714,143
   (Deficit) accumulated during development stage       (724,991)     (716,641)
                                                     ------------  ------------
     Total stockholders' equity                            3,025         1,750
                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     3,500   $     2,750
                                                     ============  ============

   The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                          Statements of Operations


                                                               For the Period
                                                                    from
                                         For the years ending   May 30, 2006
                                               June 30,        (Inception) to
                                         --------------------     June 30,
                                            2009       2008         2009
                                         ---------  ---------  --------------
Revenue                                  $      -   $      -   $           -
                                         ---------  ---------  --------------

General and administrative expenses         8,350      1,000          18,113
                                         ---------  ---------  --------------
Total Expenses                              8,350      1,000          18,113
                                         ---------  ---------  --------------

Net Income (Loss) before
    beneficial interest                  $ (8,350)  $ (1,000)  $     (18,113)
                                         =========  =========  ==============

Beneficial Conversion Feature of
 Preferred stock                                                    (706,878)
                                         ---------  ----------  -------------

Provision for Income Taxes                      -           -              -

Net income (loss)                        $ (8,350)  $  (1,000)  $   (724,991)
                                         =========  ==========  =============

Weighted average number of common
 shares outstanding -
 basic and fully diluted                 3,375,000  3,375,000
                                         =========  =========

Basic Earnings (Loss) per share          $  (0.00)  $   (0.00)
                                         =========  ==========


     The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                     Statements of Stockholders' Equity


                                                       (Deficit)
                              Preferred               Accumulated
            Common Stock        Stock      Additional    During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
Founders
initial
investment,
5/30/06
$0.001 per
share   3,100,000 $ 3,100           $       $         $            $     3,100

June 2006
 Preferred
 shares
 issued
 for
 cash at
 $0.01 per
 share plus
 embedded
 interest of
 $706,878                   872,690     873  706,878                   707,751

Contributed
 Capital                                       4,790                     4,790

Net
(loss)
for the
year
ending
6/30/06                                                  (706,878)    (706,878)
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
12/31/06
        3,100,000 $ 3,100  872,690  $   873 $711,668  $  (706,878) $     8,763

Net
(loss)
for the
year
ending
6/30/07                                                    (8,763)      (8,763)
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
6/30/07
         3,100,000 $ 3,100  872,690  $   873 $711,668 $  (715,641) $         -

      The accompanying notes are an integral part of these statements



                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                     Statements of Stockholders' Equity
                                (Continued)

                                                       (Deficit)
                              Preferred               Accumulated
            Common Stock        Stock      Additional    During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
6/30/07
         3,100,000 $ 3,100  872,690  $   873 $  4,790  $   (8,763) $         -

June 2008
 Common
 shares
 issued
 for
 cash at
 $0.01 per
 share    275,000    275                       2,475                     2,750

Net
(loss)
for the
year
ending
6/30/08                                                    (1,000)      (1,000)
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
6/30/08
        3,375,000   3,375  872,690      873  714,143     (716,641)       1,750

December
2008
Contributed
Capital                                        3,250                     3,250

January
2009
Contributed
Capital                                          875                       875

February
2009
Contributed
Capital                                        5,500                     5,500

Net
(loss)
for the
year
ending
6/30/09                                                    (8,350)      (8,350)
       ---------- ------- --------- ------- --------- ------------ ------------

        3,375,000 $ 3,375   872,690 $   873 $723,768  $  (724,991) $     3,025
       ========== ======= ========= ======= ========= ============ ============

      The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                          Statements of Cash Flows

                                                               For the Period
                                                                    from
                                         For the years ending   May 30, 2006
                                               June 30,        (Inception) to
                                         --------------------     June 30,
                                            2009       2008         2009
                                         ---------  ---------  --------------
OPERATING ACTIVITIES:
Net Income (Loss)                        $ (8,350)  $ (1,000)  $    (724,991)
Adjustments to reconcile
  net loss to net cash
  used by operating activities
    Beneficial Interest on
      Conversion                                -          -         706,878
   (Increase) in prepaid expense           (3,500)         -          (3,500)
   Increase (Decrease) in
      accounts payable                       (525)     1,000             475
                                         ---------  ---------  --------------
Cash Provided (Used) by Operations        (12,375)         -         (21,138)
                                         ---------  ---------  --------------

FINANCING ACTIVITIES:
Sale of Common Stock                            -      2,750           5,850
Sale of Preferred Stock                         -          -             873
Contributed Capital                         9,625          -          14,415
                                         ---------  ---------  --------------
Cash Provided (Used) by
  Financing Activities                      9,625      2,750          21,138
                                         ---------  ---------  --------------

Net Change in Cash                         (2,750)     2,750               -
Beginning Cash                              2,750          -               -
                                         ---------  ---------  --------------
Ending Cash                              $      -   $  2,750   $           -
                                         =========  =========  ==============

SUPPLEMENTAL DISCLOSURES:
Interest paid                            $      -   $      -   $           -
                                         =========  =========  ==============
Income taxes paid                        $      -   $      -   $           -
                                         =========  =========  ==============
Non-cash transactions                    $      -   $      -   $           -
                                         =========  =========  ==============

The accompanying notes are an integral part of these statements

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2009

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Nevada Processing Solutions, Inc. (the Company) was incorporated under the laws of the state of Nevada on May 30, 2006. The Company was organized to conduct any lawful business and plans to provide a unique database solution for loan processors in the mortgage industry.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has assets of $3,500 and liabilities of $475 as of June 30, 2009. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end
--------
The Company's year-end is June 30.

                      NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2009


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3.   GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2009, the Company has not recognized revenue to date and has accumulated operating losses of approximately $(18,113) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2009

NOTE 4.   STOCKHOLDERS' EQUITY

Preferred Stock
---------------
On June 1, 2006, the Company issued 872,690 shares of its $0.001 par value preferred stock for $8,727 at $0.01 per share.

Each share of the Convertible Preferred Stock can be exchanged for ten hundred
(10) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $706,878 measured as the difference between the $0.01 offering price of the underlying common stock and the conversion benefit price of $0.10 per share. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the preferred stock were to be converted into common stock, the common stock would be increased by 7,854,210 to a total of 8,726,900 shares. These 8,726,900 shares would represent 72.1% of all common stock outstanding.

Common Stock
------------
On May 30, 2006 (inception), the Company issued 3,100,000 shares of its $0.001 par value common stock for $3,100 at $0.001 per share.

On June 30, 2008, the Company issued 275,000 shares of its $0.001 par value common stock for $2,750 at $0.01 per share.

There were no other issuances of common or preferred stock or equivalents since May 30, 2006 (inception) through June 30, 2009.


NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 6.    PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2009


NOTE 6.    PROVISION FOR INCOME TAXES (Continued)

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All of the expenditures thus far have been to organize the Company and will not be expensed for tax purposes until the Company has operations.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

     Net changes in Deferred Tax Benefit less than
     valuation account                                      0

     Current Taxes Payable                                  0
                                                        -----
     Net Provision for Income Taxes                         0
                                                        -----

NOTE 7.   REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services." Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered;
3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the period from May 30, 2006 (inception) to June 30, 2009, the Company recognized no revenues.

The Company currently has no revenues.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 2009


NOTE 8.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations or employment agreements.

NOTE 9.  EARNINGS PER SHARE

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income(loss) per share is as follows:


                                                     For the year ended
                                                 ----------------------------
                                                    June 30,       June 30,
                                                      2009           2008
                                                 -------------  -------------
Net loss (numerator)                             $     (8,350)  $     (1,000)
                                                 =============  =============
Weighted Average Common Shares Outstanding          3,375,000      3,375,000
                                                 =============  =============
Basic Loss per Share                             $      (0.00)  $      (0.00)
                                                 =============  =============


NOTE 10.   RECENT PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 2009


NOTE 10.   RECENT PRONOUNCEMENTS (Continued)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 2009


NOTE 10.   RECENT PRONOUNCEMENTS (Continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 2009


NOTE 10.   RECENT PRONOUNCEMENTS (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 2009


NOTE 10.   RECENT PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                     NEVADA PROCESSING SOLUTIONS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 2009


NOTE 10.   RECENT PRONOUNCEMENTS (Continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.


NOTE 11.  CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2010.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information.

None.

                                    PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.


       Name           Age        Positions and  Offices Held
----------------     ------      ----------------------------------------
J. Chad Guidry         33        President, Secretary, and Director


B.  Work Experience

J. Chad Guidry, Director, President, CEO/CFO, Secretary
-------------------------------------------------------

Mr. Guidry has served as the Company's director, president, and secretary since inception, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience:

J. Chad Guidry - Work Background


     Antony, Ltd., Audio Equipment Retailer
       Crystal Beach, Texas
       National Sales Representative, 1991-1999

     Pennington Mortgage
       Las Vegas, Nevada
       Mortgage Loan Officer, 1999-Present

     Nevada Processing Solutions, Inc.
       Las Vegas, Nevada
       President. Company helps mortgage process loan applications, 2006-Present

     EZ Credit Repair, Inc.
       Las Vegas, Nevada
       President. Company helps mortgage applicants repair their credit ratings, 2002-Present

     JCG, Inc.
       Las Vegas, NV
       President.  A "blank check" company.  February, 2003 to March, 2004

     GCJ, Inc.
       Las Vegas, NV
       President.  A "blank check" company.  March, 2004 to December, 2004

     Pavo Royal, Inc.
       Las Vegas, NV
       President.  A "blank check" company.  December, 2004 to December, 2005.

Education:

       Thomas Jefferson High School
       Port Arthur, Texas
       Diploma, 1991

The SEC reporting blank check companies that Chad Guidry has served as President and Director are listed in the following table:


Incorporation        Form                      Date
     Name            Type        File #      of Filing         Status(1)
-------------      ---------    -------      ---------         ----------
JCG, Inc.          10SB12G      0-50344      July 16, 2003     Merger (2)
GCJ, Inc.          10SB12G      0-50738      May 5, 2004       Merger (3)
Pavo Royal, Inc.   10SB12G      0-51224      March 29, 2005    Merger (4)


(1) Under Merger Status "Merger" represents a merger has occurred and the company ceased to be a blank check company by operating specific business. More detailed information for the merger is disclosed in following paragraph:

(2) On March 19, 2004, JCG, Inc. merged with Neighborhood Connections, Inc. ("Neighborhood") whereby Neighborhood was the surviving corporation and JCG, Inc. ceased to exist. Neighborhood was formed to provide management for the collection of pay telephone coin revenues including the repair and maintenance of existing pay telephone equipment, and the installation of new telephone equipment. Pursuant to the Acquisition Agreement and Plan of Merger, Neighborhood purchased all issued and outstanding 360,000 shares of restricted common stock of JCG, Inc. from G. Chad Guidry, its sole shareholder for $3,600 cash.

(3) On December 27, 2004, GCJ, Inc. merged with APD Antiquities, Inc. ("APD") whereby APD was the surviving corporation and GCJ, Inc. ceased to exist. APD is an e-Commerce company engaged in the business of acquiring, importing and marketing valuable antique products such as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items. Pursuant to the Acquisition Agreement and Plan of Merger, APD purchased all issued and outstanding 430,000 shares of restricted common stock of GCJ, Inc. from G. Chad Guidry, its sole shareholder for $3,600 cash.

(4) On December 28, 2005, Pavo Royal, Inc. merged with MyQuoteZone ("Zone") whereby Zone was the surviving corporation and Pavo Royal, Inc. ceased to exist. Zone is a technology based marketing firm that specializes in online lead generation. Pursuant to the Acquisition Agreement and Plan of Merger, Zone purchased all issued and outstanding 510,000 shares of restricted common stock of Pavo Royal, Inc. from G. Chad Guidry, its sole shareholder for $3,600 cash.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Chad Guidry. Our directors serve one-year terms.


Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Nevada Processing Solutions, Inc. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Nevada Processing Solutions, Inc. shares, unless the transaction is approved by Nevada Processing Solutions, Inc.'s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Nevada Processing Solutions, Inc.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended June 30, 2009 for our President and sole director. We did not have any executive officer as of the fiscal year end of June 30, 2009 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since May 30, 2006 (inception) of the company through June 30, 2009. Nevada Processing Solutions, Inc. has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  June 30  ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------
J. Chad Guidry       CEO/Dir.  2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-
                               2006    -0-    -0-      -0-     -0-     -0-


We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end June 30, 2009.


Outstanding Equity Awards at 2009 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of June 30, 2009.

Option Exercises for Fiscal 2009
--------------------------------

There were no options exercised by our named executive officer in fiscal 2009.


Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending June 30, 2009 or 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on August 7, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Nevada Processing Solutions, Inc.'s common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                     AMOUNT AND    PERCENT OF    PERCENT OF
                                     NATURE OF     CLASS         CLASS
TITLE OF    NAME OF BENEFICIAL       BENEFICIAL    BEFORE        AFTER
CLASS       OWNER AND POSITION       OWNERSHIP     CONVERSION(1) CONVERSION(2)
-----------------------------------------------------------------------------
Common      J. Chad Guidry (3)       3,100,000     91.8%         25.6%
            President,
            Secretary, Director

Ownership upon conversion of
  Shareholders' preferred stock

Common     Processing Pros, Inc.(4)   8,726,900     0.0%         72.1%

                                   -----------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                      (1 person)      3,100,000    91.8%         25.6%

(1)  Percent of Class based on 4,231,000 shares before conversion of Series
     A Callable and Convertible Preferred shares.
(2) Percent of Class based on 154,231,000 after conversion of the 750,000 Series A Callable and Convertible Preferred shares.
(3)  J. Chad Guidry, 9646 Giddings, Las Vegas, NV 89148
(4) Processing Pros, Inc., a Nevada corporation, beneficially controlled and owned by David Gonzalez, President, Secretary, Treasurer and Director, Ignacio Zaragoza No. 3, Apdo. 44, Tijuana, B. C. Mexico.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transactions with our officers, Directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

There is a potential conflict of interest between the Company and Mr. J. Chad Guidry, the Company's sole officer and director. Mr. Guidry has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Insofar as the officer and director is engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. However, should such a conflict arise, there is no assurance that Mr. Guidry would not attend to other matters prior to those of the Company. Mr. Guidry estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 15 hours per month over the course of several months but such figure cannot be stated with precision.

Processing Pros, Inc., the Preferred shareholder, handles mortgage applications. Once the Company becomes fully operational, Processing Pros, Inc. plans to send business to Nevada Processing Solutions, Inc. There are no agreements between the two entities. And, there are no assurances that Processing Pros, Inc. will have or direct any business to Nevada Processing Solutions, Inc.

The company's sole officer/director has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending June 30, 2009 and June 30, 2008, Aggregate fees billed to us for the years ended June 30, 2009 and 2008 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                              June 30,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                          $6,000    $4,500
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditor


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending June 30, 2009, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       26
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1    9/30/08   3.1  11/04/08
           dated May 30, 2006
------------------------------------------------------------------------------
 3.2       Bylaws dated May 31, 2006            S-1    9/30/08   3.2  11/04/08
           as currently in effect
------------------------------------------------------------------------------
 3.3 Amended Articles of Incorporation S-1 9/30/08 3.3 11/04/08 dated February 23, 2007 as currently in effect
------------------------------------------------------------------------------
 3.4       Articles/Designation dated           S-1    9/30/08   3.4  11/04/08
           April 29, 2008 as currently
           in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up
           agreement dated Apr. 1, 2009        10-Q    3/31/09  10.1   4/21/09
------------------------------------------------------------------------------
23.1       Consent Letter from Moore      X
           and Associates Chartered
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Processing Solutions, Inc.
---------------------------------
        Registrant

By: /s/ J. Chad Guidry
    ---------------------------
        J. Chad Guidry
        Chief Executive Officer
        and Director

Date:  August 7, 2009
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ J. Chad Guidry
    --------------------------------
        J. Chad Guidry
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  August 7, 2009
       --------------