Form 10-K
period 2009-09-30
Nevada Processing Solutions
filed 2009-11-13
CIK 1448705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  0-53574

                          Nevada Processing Solutions
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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 12, 2009, computed by reference to the $0.01 Registration Statement per-share price on January 27, 2009 (date of effectiveness), was $2,750.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 12, 2009, the registrant's outstanding common stock consisted of 3,375,000 shares, $0.001 par value, authorized - 195,000,000 common voting shares. The registrant's outstanding convertible preferred stock consisted of 872,690 shares, $0.001 par value, authorized - 5,000,000 preferred shares.


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

In this form 10-K references to "Nevada Processing Solutions", "the Company", "we", "us", and "our" refer to Nevada Processing Solutions.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Nevada Processing Solutions, 9646 Giddings, Las Vegas, NV 89148.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

We were formed on May 30, 2006. Nevada Processing Solutions is a startup company that processes loan for mortgage companies. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing its initial operational plans.


Our Business
------------

Nevada Processing Solutions is a startup company that processes loans for mortgage companies.

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

Our offices are currently located at 9646 Giddings, Las Vegas, NV 89148. Our telephone number is (702) 334-4008.


Market
------

We offer loan mortgage processing and our tracking services to mortgage companies. According to the U.S. Census Bureau 2005 Report, there are approximately 8,967 mortgage and non-mortgage loan brokers in the U.S. In the State of Nevada alone there are 96 mortgage and non-mortgage loan brokers. These loan brokers represent the future customer base of Nevada Processing Solutions.

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



Financing
---------

As of the date of this annual report we have raised $31,138 from contributed capital and two private placements, management believes that we will need to raise an additional $100,000 to meet our capital requirements for at least the next 12 months and plans to keep operating costs to a minimum until cash is available through financing or operating activities. We plan to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Competition
-----------

We have developed a software program to track the process of mortgage approvals. Our software program is not trademarked or protect by any patents. Any who can develop a similar software program can infringe on the Company's business, by offering the same service to the Company's customers at a lower price. Many other companies are better funded and more established than Nevada Processing Solutions.


Nevada Processing Solutions's Funding Requirements
--------------------------------------------------------

We do not have sufficient capital fully execute our business plan. Management anticipates Nevada Processing Solutions will require at least $100,000 to move its business plan forward. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

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


Research and Development Activities and Costs
---------------------------------------------

Nevada Processing Solutions did not incur any research and development costs for the years ended September 30, 2009 and 2008, and has no plans to undertake any research and development activities during the next year of operations.

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

As discussed in the Notes to Financial Statements included in this annual report, at September 30, 2009 we had no working capital, $1,000 in prepaid assets, $775 in accounts payable and stockholders' equity of approximately $3,375. In addition, we had a net loss of approximately $(737,791) for the period May 30, 2006 (inception) to September 30, 2009.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period May 30, 2006 (inception) to September 30, 2009. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Chad Guidry, the President and Director of the company, currently devotes approximately 15-20 hours per week to company matters. The responsibility of developing the company's business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Mr. Guidry. He has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Mr. Guidry intends to limit his role in his other business activities and devote more of his time to Nevada Processing Solutions after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

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

7. WE MAY NOT BE ABLE TO COMPETE WITH OTHER LOAN PROCESSING COMPANIES, WHO HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The loan processing industry is highly competitive, and subject to rapid change. We do not have the resources to compete with the large mortgage loan processors. Competition by existing and future competitors could result in our inability to secure profitable events. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Nevada Processing
Services, Inc. cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.


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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Nevada Processing Solutions' Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: NEPR. The stock was cleared for trading on the OTC-Bulletin Board on April 20, 2009.

Since the Company has been cleared for trading, through November 12, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of November 12, 2009, there were approximately twenty-six (26) holders of record of our Common Stock and 3,375,000 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

During the fiscal year ending September 30, 2009, there have been no sales of the Company's securities.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Nevada Processing Solutions is a startup company that processes loan for mortgage companies.

Results of Operations for the year ended September 30, 2009
------------------------------------------------------

We earned no revenues since our inception on May 30, 2006 through September 30, 2009. We do not anticipate earning any significant revenues until such time as we fully initiate our business operations. We are presently in the development stage of our business and we can provide no assurance that we will be successful in becoming a provider to the mortgage industry to process their loan applications.

For the period of May 30, 2006 (inception) through September 30, 2009 we generated no income. Since our inception we experienced a net loss of $(737,791). The bulk of our net loss ($706,878) represents the accounting of the beneficial conversion feature of our preferred stock to common stock. Most of the actual general and administrative expenses $(30,913), since our inception, represented legal and audit fees. For the year ending September 30, 2009 we lost $(19,400) as compared to a loss of $2,750 for the same period last year. We anticipate our operating expenses will increase as we build our operations. We anticipate our ongoing operating expenses will increase as we are now a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from May 30, 2006 (inception) through September 30, 2009. We do not anticipate generating any revenues for at least 24 months.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of September 30, 2009 reflects current assets of $1,000 and $775 in current liabilities.

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

Significant changes in the number of employees
----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

New Accounting Standards
------------------------

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS
166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                          Nevada Processing Solutions

                             Financial Statements

                               September 30, 2009
                               September 30, 2008


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4-6
Statements of Cash Flows                                           F-7
Notes to Financials                                                F-8-19


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Board of Directors
Nevada Processing Solutions
(A Development Stage Company)

We have audited the accompanying balance sheets of Nevada Processing Solutions (A Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2009 and 2008 and since inception on May 30, 2006 through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Processing Solutions (A Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2009 and 2008 and since inception on May 30, 2006 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $30,913, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    November 6, 2009

               50 South Jones Blvd., Suite 202 Las Vegas, NV 89107
                        888-727-8251 Fax: 888-782-2351

                           NEVADA PROCESSING SOLUTIONS
                          (a development stage company)
                                 Balance Sheets

                                                  September 30, September 30,
                                                      2009          2008
                                                  ------------  ------------
ASSETS

  Current Assets:
    Prepaid expense                               $     1,000   $         -
                                                  ------------  ------------
  Total current assets                                  1,000             -
                                                  ------------  ------------
TOTAL ASSETS                                      $     1,000   $         -
                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                              $       775   $         -
                                                  ------------  ------------
  Total current liabilities                               775             -
                                                  ------------  ------------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 872,690 shares issued and
     outstanding as of 9/30/09 and 9/30/08,
     respectively                                         873           873
    Common stock, $0.001 par value, 195,000,000
     shares authorized, 3,375,000, 3,375,000
     issued and outstanding as of
     9/30/09 and 9/30/08, respectively                  3,375         3,375
    Additional paid-in capital                        733,768       714,143
    (Deficit) accumulated during development stage   (737,791)     (718,391)
                                                  ------------  ------------
  Total stockholders' equity                              225             -
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     1,000   $         -
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                          Statements of Operations


                                                               For the Period
                                                                    from
                                         For the years ending   May 30, 2006
                                            September 30,      (Inception) to
                                         --------------------   September 30,
                                            2009       2008         2009
                                         ---------  ---------  --------------
REVENUE                                  $      -   $      -   $           -

EXPENSES
  General and administrative expenses      19,400      2,750          30,913
                                         ---------  ---------  --------------
    Total Expenses                         19,400      2,750          30,913
                                         ---------  ---------  --------------

  Net (Loss) before beneficial interest
   and provision for income taxes        $(19,400)  $ (2,750)  $     (30,913)
                                         ---------  ---------  --------------

  Beneficial Conversion Feature of
   Preferred stock                                                  (706,878)
                                         ---------  ----------  -------------

  Income tax expense                            -           -              -
                                         ---------  ----------  -------------

NET (LOSS)                               $(19,400)  $  (2,750)  $   (737,791)
                                         =========  ==========  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND FULLY DILUTED                 3,375,000  3,375,000
                                         =========  =========

(LOSS) PER SHARE - BASIC AND
 FULLY DILUTED                           $  (0.01)  $   (0.00)
                                         =========  ==========


     The accompanying notes are an integral part of these statements

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                     Statements of Stockholders' Equity

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

June 2006
 Preferred
 shares
 issued
 for
 cash at
 $0.01 per
 share plus
 embedded
 interest of
 $706,878                   872,690     873  706,878                   707,751

June 2006
 Contributed
 Capital                                       4,790                     4,790

Net
 (loss)
 for the
 year
 ending
 9/30/06                                                 (706,878)    (706,878)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
9/30/06
        3,100,000 $ 3,100  872,690  $   873 $711,668  $  (706,878) $     8,763





                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                     Statements of Stockholders' Equity
                                (Continued)

                                                       (Deficit)
                              Preferred               Accumulated
            Common Stock        Stock      Additional    During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
9/30/06
        3,100,000 $ 3,100  872,690  $   873 $711,668  $  (706,878) $     8,763

Net
 (loss)
 for the
 year
 ending
 9/30/07                                                   (8,763)      (8,763)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
9/30/07
        3,100,000 $ 3,100  872,690  $   873 $711,668  $  (715,641) $         -

June 2008
 Common
 shares
 issued
 for
 cash at
 $0.01 per
 share    275,000    275                       2,475                     2,750

Net
(loss)
for the
year
ending
9/30/08                                                    (2,750)      (2,750)
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
9/30/08
        3,375,000   3,375  872,690      873  714,143     (718,391)           -




                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                     Statements of Stockholders' Equity
                                (Continued)

                                                       (Deficit)
                              Preferred               Accumulated
            Common Stock        Stock      Additional    During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
9/30/08
        3,375,000   3,375  872,690      873  714,143     (718,391)           -

December
2008
Contributed
Capital                                        3,250                     3,250

January
2009
Contributed
Capital                                          875                       875

February
2009
Contributed
Capital                                        5,500                     5,500

September
2009
Contributed
Services                                      10,000                    10,000

Net
(loss)
for the
year
ending
9/30/09                                                   (19,400)     (19,400)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
9/30/09
        3,375,000 $ 3,375   872,690 $   873 $733,768  $  (737,791) $       225
       ========== ======= ========= ======= ========= ============ ============


  The accompanying notes are an integral part of these financial statements.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                          Statements of Cash Flows

                                                               For the Period
                                                                    from
                                         For the years ending   May 30, 2006
                                            September 30,      (Inception) to
                                         --------------------   September 30,
                                            2009       2008         2009
                                         ---------  ---------  --------------
OPERATING ACTIVITIES
  Net (Loss)                             $(19,400)  $ (2,750)  $    (737,791)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities
     Beneficial Interest on
       Conversion                               -          -         706,878
     Contributed services                  10,000          -          10,000
     (Increase) in prepaid expense         (1,000)         -          (1,000)
     Increase (Decrease) in
       accounts payable                       775          -             775
                                         ---------  ---------  --------------
Cash (Used) by operating activities        (9,625)    (2,750)        (21,138)

FINANCING ACTIVITIES
  Sale of Common Stock                          -      2,750           5,850
  Sale of Preferred Stock                       -          -             873
  Contributed Capital                       9,625          -          14,415
                                         ---------  ---------  --------------
Cash Provided by financing activities       9,625      2,750          21,138
                                         ---------  ---------  --------------

NET CHANGE IN CASH                              -          -               -
CASH - BEGINNING OF PERIOD                      -          -               -
                                         ---------  ---------  --------------
CASH - END OF PERIOD                     $      -   $      -   $           -
                                         =========  =========  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $      -   $      -   $           -
  Income taxes paid                      $      -   $      -   $           -
  Non-cash transactions                  $      -   $      -   $           -

  The accompanying notes are an integral part of these financial statements.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Nevada Processing Solutions (the "Company") was incorporated under the laws of the state of Nevada on May 30, 2006. The Company was organized to conduct any lawful business and plans to provide a unique database solution for loan processors in the mortgage industry.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has assets of $1,000 and liabilities of $775 as of September 30, 2009. The relevant accounting policies are listed below.

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

Year end
--------
The Company's year-end is September 30.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


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


NOTE 3.   GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2009, the Company has not recognized revenue to date and has accumulated operating losses of approximately $(30,913) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS

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

There were no other issuances of common or preferred stock or equivalents since May 30, 2006 (inception) through September 30, 2009.

NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  CONTRIBUTED SERVICES

During the fiscal year ending September, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $10,000.

The law firm decided to contribute these services based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 7.    PROVISION FOR INCOME TAXES

The Company uses an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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
                                                        -----


NOTE 8.   REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services." Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the period from May 30, 2006 (inception) to September 30, 2009, the Company recognized no revenues.

The Company currently has no revenues.


NOTE 9.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations or employment agreements.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 10.  EARNINGS PER SHARE

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

Calculation of net income (loss) per share is as follows:

                                                     For the year ended
                                                 ----------------------------
                                                    Sep. 30,       Sep. 30,
                                                      2009           2008
                                                 -------------  -------------
Net loss (numerator)                             $    (19,400)  $     (2,750)
                                                 =============  =============
Weighted Average Common Shares Outstanding          3,375,000      3,375,000
                                                 =============  =============
Basic Loss per Share                             $      (0.01)  $      (0.00)
                                                 =============  =============


NOTE 11.   RECENT PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS
166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11.   Recent Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11.   Recent Pronouncements (Continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the fiscal year ended September 30, 2009.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11.   Recent Pronouncements (Continued)

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In November 1208, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11.   Recent Pronouncements (Continued)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11.   Recent Pronouncements (Continued)

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

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11.   Recent Pronouncements (Continued)

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

                        NEVADA PROCESSING SOLUTIONS
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 12.  CONCENTRATIONS OF RISKS

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully implemented by September 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2010.

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

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience:

J. Chad Guidry - Work Background


     Antony, Ltd., Audio Equipment Retailer
       Crystal Beach, Texas
       National Sales Representative, 1991-1999

     Pennington Mortgage
       Las Vegas, Nevada
       Mortgage Loan Officer, 1999-Present

     Nevada Processing Solutions
       Las Vegas, Nevada
       President. Company helps mortgage process loan applications, 2006-Present

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


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Nevada Processing Solutions Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Nevada Processing Solutions shares, unless the transaction is approved by Nevada Processing Solutions' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Nevada Processing Solutions

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended September 30, 2009 for our President and sole director. We did not have any executive officer as of the fiscal year end of September 30, 2009 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since May 30, 2006 (inception) of the company through September 30, 2009. Nevada Processing Solutions has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Sept 30  ($)    ($)    ($)      ($)      ($)
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


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end September 30, 2009.


Outstanding Equity Awards at 2009 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of September 30, 2009.

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

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending September 30, 2009 or 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on November 12, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Nevada Processing Solutions' common stock.

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

Processing Pros, Inc., the Preferred shareholder, handles mortgage applications. Once the Company becomes fully operational, Processing Pros, Inc. plans to send business to Nevada Processing Solutions There are no agreements between the two entities. And, there are no assurances that Processing Pros, Inc. will have or direct any business to Nevada Processing Solutions.

The company's sole officer/director has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, Certified Public Accountants, to perform audited financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending September 30, 2009 and September 30, 2008, Aggregate fees billed to us for the years ended September 30, 2009 and 2008 by our current and former auditor are as follows:

                                                         For the Years Ended
                                                             September 30,
                                                         -------------------
                                                            2009      2008
                                                         -------------------

(1) Audit Fees(1)                                          $7,750    $2,750
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

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

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending September 30, 2009, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4-6
Statements of Cash Flows                                              F-7

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1    9/30/08   3.1  11/04/08
           dated May 30, 2006
------------------------------------------------------------------------------
 3.2       Bylaws dated May 31, 2006            S-1    9/30/08   3.2  11/04/08
           as currently in effect
------------------------------------------------------------------------------
 3.3 Amended Articles of Incorporation S-1 9/30/08 3.3 11/04/08 dated February 23, 2007 as currently in effect
------------------------------------------------------------------------------
 3.4       Articles/Designation dated           S-1    9/30/08   3.4  11/04/08
           April 29, 2008 as currently
           in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up
           agreement dated Apr. 1, 2009        10-Q    3/31/09  10.1   4/21/09
------------------------------------------------------------------------------
23.1       Consent Letter from Seale     X
           and Beers, CPAs
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Processing Solutions
---------------------------------
        Registrant

By: /s/ J. Chad Guidry
    ---------------------------
        J. Chad Guidry
        Chief Executive Officer
        and Director

Date:  November 12, 2009
       -----------------

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


Date:  November 12, 2009
       -----------------