Form 10-Q
period 2009-12-31
Nevada Processing Solutions
filed 2010-01-21
CIK 1448705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                       Commission file number 0-51861

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

As of January 20, 2010, the registrant had issued and outstanding 3,375,000 shares of its $0.001 par value Common Stock, 195,000,000 common voting shares authorized; and, 872,690 convertible and callable preferred issued and outstanding, 5,000,000 preferred shares authorized.

                              Table of Contents
                          Nevada Processing Solutions
                              Index to Form 10-Q
                For the Quarterly Period Ended December 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of December 31, 2009 and
     September 30, 2009                                                   3

   Condensed Statements of Operations for the three months
     ended December 31, 2009 and 2008                                     4

   Condensed Statements of Cash Flows for the three months
    ended December 31, 2009 and 2008                                      5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A. Risk Factors                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.  Defaults Upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                           NEVADA PROCESSING SOLUTIONS
                          (A development stage company)
                             Condensed Balance Sheets

                                                  December 31,
                                                      2009      September 30,
                                                  (Unaudited)       2009
                                                  ------------  ------------
                                     ASSETS
  Current Assets:
    Prepaid expense                               $         -   $     1,000
                                                  ------------  ------------
  Total current assets                                      -         1,000
                                                  ------------  ------------
TOTAL ASSETS                                      $         -   $     1,000
                                                  ============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                              $     1,500   $       775
    Accrued expense                                     1,500             -
                                                  ------------  ------------
  Total current liabilities                             3,000           775
                                                  ------------  ------------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 872,690 shares issued and
     outstanding as of 12/31/09 and 9/30/09,
     respectively                                         873           873
    Common stock, $0.001 par value, 195,000,000
     shares authorized, 3,375,000, 3,375,000
     issued and outstanding as of
     12/31/09 and 9/30/09, respectively                 3,375         3,375
    Additional paid-in capital                        734,743       733,768
    (Deficit) accumulated during development stage   (741,991)     (737,791)
                                                  ------------  ------------
  Total stockholders' equity                           (3,000)          225
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $         -   $     1,000
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                        NEVADA PROCESSING SOLUTIONS
                       (A development stage company)
                     Condensed Statements of Operations
                                (Unaudited)

                                                               For the Period
                                            For the three           from
                                            months ending       May 30, 2006
                                             December 31,      (Inception) to
                                         --------------------   December 31,
                                            2009       2008         2009
                                         ---------  ---------  --------------
REVENUE                                  $      -   $      -   $           -

EXPENSES
  General and administrative expenses       4,200      3,250          35,113
                                         ---------  ---------  --------------
    Total Expenses                          4,200      3,250          35,113
                                         ---------  ---------  --------------

  Net (Loss) before beneficial interest
   and provision for income taxes        $ (4,200)  $ (3,250)  $     (35,113)
                                         ---------  ---------  --------------

  Beneficial Conversion Feature of
   Preferred stock                                                  (706,878)
                                         ---------  ----------  -------------

  Income tax expense                            -           -              -
                                         ---------  ----------  -------------

NET (LOSS)                               $ (4,200)  $  (3,250)  $   (741,991)
                                         =========  ==========  =============

(LOSS) PER SHARE - BASIC AND
 FULLY DILUTED                           $  (0.00)  $   (0.00)
                                         =========  ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND FULLY DILUTED                 3,375,000  3,375,000
                                         =========  =========


     The accompanying notes are an integral part of these statements

                        NEVADA PROCESSING SOLUTIONS
                       (A development stage company)
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                               For the Period
                                            For the three           from
                                            months ending       May 30, 2006
                                             December 31,      (Inception) to
                                         --------------------   December 31,
                                            2009       2008         2009
                                         ---------  ---------  --------------
OPERATING ACTIVITIES
  Net (loss)                             $ (4,200)  $  (3,250)  $   (741,991)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
     Beneficial Interest on
       Conversion                               -          -         706,878
     Contributed services                       -          -          10,000
     Decrease in prepaid expense            1,000          -               -
     Increase in accounts payable             725          -           1,500
     Increase in accrued expense            1,500          -           1,500
                                         ---------  ---------  --------------
Cash (used) by operating activities          (975)    (3,250)        (22,113)

FINANCING ACTIVITIES
  Sale of Common Stock                          -          -           5,850
  Sale of Preferred Stock                       -          -             873
  Contributed Capital                         975      3,250          15,390
                                         ---------  ---------  --------------
Cash provided by financing activities         975      3,250          22,113
                                         ---------  ---------  --------------

NET CHANGE IN CASH                              -          -               -
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                           -          -               -
                                         ---------  ---------  --------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                          $      -   $      -   $           -
                                         =========  =========  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $      -   $      -   $           -
  Income taxes paid                      $      -   $      -   $           -
  Non-cash transactions                  $      -   $      -   $           -

  The accompanying notes are an integral part of these financial statements.

                        NEVADA PROCESSING SOLUTIONS
                       (A development stage company)
                Notes to the Condensed Financial Statements
                                (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements filed with its annual report. The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2009, the Company has not recognized any revenues and has accumulated operating losses of approximately $35,113 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        NEVADA PROCESSING SOLUTIONS
                       (A development stage company)
                Notes to the Condensed Financial Statements
                                (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Recent Accounting Pronouncements
--------------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The
Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


NOTE 4 - RELATED PARTY TRANSACTIONS

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

                        NEVADA PROCESSING SOLUTIONS
                       (A development stage company)
                Notes to the Condensed Financial Statements
                                (Unaudited)


NOTE 5 - CONCENTRATION OF CREDIT RISK

Cash Balances
------------

The Company maintains its cash in various financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.


NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through January 20, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

Nevada Processing Solutions ("the Company") was formed on May 30, 2006.
Nevada Processing Solutions is a startup company that processes loan applications for mortgage companies. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing its initial operational plans.


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


Market
------

Nevada Processing Solutions plans to offer loan mortgage processing and tracking services to mortgage companies. According to the U.S. Census Bureau 2005 Report, there are approximately 8,967 mortgage and non-mortgage loan brokers in the U.S. In the State of Nevada alone there are 96 mortgage and non-mortgage loan brokers. These loan brokers who represent the future customer base of Nevada Processing Solutions.

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


Results of Operations for the three months ended December 31, 2009
------------------------------------------------------------------

Nevada Processing Solutions earned no revenues since our inception on May 30, 2006 through December 31, 2009. Management does not anticipate earning any significant revenues until such time as the Company's business plan becomes fully operational. Nevada Processing Solutions is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business.

For the period inception through December 31, 2009, Nevada Processing Solutions generated no income. Since the Company's inception on May 30, 2006, Nevada Processing Solutions experienced a net loss of $(741,991). This loss was attributed to organizational expenses, legal and accounting fees of $35,113 and the beneficial conversion feature of our preferred stock of $706,878.
The bulk of the Company's expenses since inception dealt with keeping the Company fully reporting. Management anticipates the Company's operating expenses will increase as the Company begins its operations.

For the three months ending December 31, 2009, Nevada Processing Solutions experienced a net loss of $(4,200) as compared to a net loss of $(3,250) for the same period last year. The net loss for the three months ending
December 31, 2009 was attributed to general and administrative expenses of $4,200. Most of the general and administrative expenses since the Company's inception consist of legal and audit fees. The Company had no cash on hand as of December 31, 2009. In the September 30, 2009 year-end financials and the December 31, 2009 interim financials, the Company's auditor issued an opinion that Nevada Processing Solutions financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

The Company generated no revenues for the period from May 30, 2006 (inception) through December 31, 2009. Management does not anticipate generating any revenues for at least the next year.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


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

Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2009, the Company does not have any employees. The Company is dependent upon its sole officer and a director for the Company's future business development. As the Company's operations expand management anticipates the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of December 31, 2009 reflects no current assets and $3,000 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Since the Company has no cash reserves, management has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for the funds donated.

During the period from inception to December 31, 2009, proceeds were received from the sale of common stock and preferred stock in connection with various private placements. At the time of incorporation, we issued 872,690 non-voting Callable and Convertible Preferred shares. We filed with the Nevada Secretary of State the designation that "These Series A Preferred shares shall be designated as 'Callable and Convertible Preferred Stock.'" The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for ten (10) shares of Common Stock of the corporation."

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2009. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The
Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


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

The evaluation examined those disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1    9/30/08   3.1  11/04/08
           dated May 30, 2006
------------------------------------------------------------------------------
 3.2       Bylaws dated May 31, 2006            S-1    9/30/08   3.2  11/04/08
           as currently in effect
------------------------------------------------------------------------------
 3.3 Amended Articles of Incorporation S-1 9/30/08 3.3 11/04/08 dated February 23, 2007 as currently in effect
------------------------------------------------------------------------------
 3.4       Articles/Designation dated           S-1    9/30/08   3.4  11/04/08
           April 29, 2008 as currently
           in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up             10-Q   3/31/09   10.1  4/21/09
           agreement dated Apr. 1, 2009
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Nevada Processing Solutions
                                       ---------------------------
                                                Registrant


Date:  January 20, 2010                    By: /s/ J. Chad Guidry
       ----------------                    ----------------------
                                                   J. Chad Guidry
                                                   President