Form 10-Q
period 2010-03-31
MMAX MEDIA, INC.
filed 2010-05-24
CIK 1448705

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

                 For the quarterly period ended March 31, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                       Commission file number 0-53574

                               MMAX Media, Inc.
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

               4600 Greenville Ave., Suite 240, Dallas, TX 75206
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (972) 719-0170

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

As of March 31, 2010, the registrant had issued and outstanding 9,381,674 shares of its $0.001 par value Common Stock, 195,000,000 common voting shares authorized; and, 839,272 convertible and callable preferred issued and outstanding, 5,000,000 preferred shares authorized.

                              Table of Contents
                              MMAX Media, Inc.
                              Index to Form 10-Q
                  For the Quarterly Period Ended March 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets                                               3

   Condensed Statements of Operations                                     4

   Condensed Statements of Cash Flows                                     5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      23

Item 4.  Controls and Procedures                                         24

Part II  Other Information

Item 1.  Legal Proceedings                                               26

Item 1A. Risk Factors                                                    26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     26

Item 3.  Defaults Upon Senior Securities                                 26

Item 4.  Submission of Matters to a Vote of Security Holders             26

Item 5.  Other Information                                               26

Item 6.  Exhibits                                                        27

Signatures                                                               28


Part I.  Financial Information

Item 1.  Financial Statements

                                MMAX MEDIA, INC.
                      (formerly Nevada Processing Solutions)
                          (A development stage company)
                             Condensed Balance Sheets

                                                   March 31,
                                                      2010      September 30,
                                                  (Unaudited)       2009
                                                  ------------  ------------
                                     ASSETS
  Current Assets:
    Cash                                          $    14,611   $         -
    Prepaid expense                                   700,969         1,000
                                                  ------------  ------------
  Total current assets                                715,580         1,000

  Other Assets:
    Non-operating asset (Note 7)                            1             -
    Distribution license, net amortization              3,636
    of $727
                                                  ------------  ------------
  Total other assets                                    3,637             -
                                                  ------------  ------------

TOTAL ASSETS                                      $   719,217   $     1,000
                                                  ============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                              $         -   $       775
    Accrued expense                                     2,000             -
                                                  ------------  ------------
  Total current liabilities                             2,000           775
                                                  ------------  ------------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 839,272 and 872,690
     shares issued and outstanding as of 3/31/10
     and 9/30/09, respectively                            839           873
    Common stock, $0.001 par value, 195,000,000
     shares authorized, 9,381,674 and 3,375,000
     issued and outstanding as of 3/31/10 and
     9/30/09, respectively                              9,382         3,375
    Additional paid-in capital                      2,667,647       733,768
    Deficit accumulated during development stage   (1,960,651)     (737,791)
                                                  ------------  ------------
  Total stockholders' equity                          717,217           225
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   719,217   $     1,000
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Condensed Statements of Operations
                                (Unaudited)

                          For the three          For the six            From
                          months ending         months ending         Inception
                             March 31,             March 31,      (May 30, 2006) to
                       --------------------  --------------------    March 31,
                          2010      2009        2010       2009         2010
                       ---------  ---------  ---------  ---------  --------------
REVENUE                $      -   $      -   $      -   $      -   $           -

EXPENSES
Amortization                727          -         727          -             727
General and
  administrative          6,693          -       6,693          -          16,693
Professional fees        65,970      1,875      70,030      5,125          90,943
                       ---------  ---------  ---------  ---------  --------------
    Total Expenses       73,390      1,875      77,450      5,125         108,363
                       ---------  ---------  ---------  ---------  --------------

Net operating loss     $(73,390) $ (1,875)    $(77,450) $ (5,125)  $    (108,363)
                      ---------- ---------  ---------- ---------  --------------
OTHER EXPENSES
Beneficial Conversion
 Feature of
 Preferred stock               -         -           -          -       (706,878)
 Settlement fee       (1,145,410)        -  (1,145,410)         -     (1,145,410)
                       ---------  ---------  ---------  ---------  --------------

NET LOSS             $(1,218,800) $ (1,875) $(1,222,860) $ (5,125) $  (1,960,651)
                       =========- =========  ========== =========  ==============

NET LOSS PER
SHARE - BASIC          $  (0.17)  $  (0.00)  $  (0.23)  $   (0.00)
                       =========  =========  =========  ==========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING -
 BASIC                 7,175,587  3,375,000  5,254,411  3,375,000
                       =========  =========  =========  =========


     The accompanying notes are an integral part of these statements

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                             For the six           From
                                            months ending        Inception
                                               March 31,      (May 30, 2006) to
                                         --------------------     March 31,
                                            2010       2009         2010
                                         ---------- ---------  --------------
OPERATING ACTIVITIES
  Net loss                             $(1,222,860) $  (5,125) $  (1,960,651)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
     Settlement fees                     1,145,410         -       1,145,410
     Beneficial Interest on
       Conversion                                -         -         706,878
     Amortization                              727         -             727
     Contributed services                        -         -          10,000
  Changes in operating assets
    and liabilities:
     Increase in accrued expense             2,000         -           2,000
    (Increase) Decrease in
      prepaid expense                       63,634    (4,500)         62,634
     Decrease in accounts payable             (775)        -               -
                                         ---------- ---------  --------------
Cash used by operating activities          (11,864)   (9,625)       (33,002)

FINANCING ACTIVITIES
  Sale of Common Stock                           -         -           5,850
  Sale of Preferred Stock                        -         -             873
  Contributed Capital                       26,475     9,625          40,890
                                         ---------- ---------  --------------
Cash provided by financing activities       26,475     9,625          47,613
                                         ---------- ---------  --------------

NET CHANGE IN CASH                          14,611         -          14,611
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            -         -               -
                                         ---------- ---------  --------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                          $  14,611  $      -   $      14,611
                                         ========== =========  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $       -  $      -   $           -
  Income taxes paid                      $       -  $      -   $           -
  Non-cash transactions
     Prepaid Compensation                $ 763,603  $      -   $     763,603
     Distribution license                $   4,363  $      -   $       4,363
     Non-operating assets                $       1  $      -   $           1

  The accompanying notes are an integral part of these financial statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements filed with its annual report. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $1,960,651 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are considered financial instruments whose carrying value approximates fair value based on their short term nature.

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

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Year-end
--------
The Company's fiscal year-end is September 30.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------
In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil and Gas. This amendment makes amendments to paragraph 932-10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.


NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 195,000,000 shares of common stock, par value $0.001 and up to 5,000,000 preferred shares, par value $0.001.

On May 30, 2006 (inception), the Company issued 3,100,000 shares of its $0.001 par value common stock for $3,100 at $0.001 per share.

On June 1, 2006, the Company issued 872,690 shares of its $0.001 par value preferred stock for $8,727 at $0.01 per share.

Each share of the Convertible Preferred Stock can be exchanged for ten
(10) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $706,878 measured as the difference between the $0.01 offering price of the underlying common stock and the conversion benefit price of $0.10 per share. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the preferred stock were to be converted into common stock, the common stock would be increased by 7,854,210 to a total of 8,726,900 shares. These 8,726,900 shares would represent 72.1% of all common stock outstanding.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

On June 30, 2008, the Company issued 275,000 shares of its $0.001 par value common stock for $2,750 at $0.01 per share.

In November 2009, an officer contributed cash of $975 to the Company to pay for transfer agent fees.

In January 2010, an officer contributed cash of $3,000 to the Company to pay for audit fees.

On February 1, 2010, the Company accepted completed contracts and resolved to issue shares and thus entered into agreements with 55 individuals for the issuance of a total of 3,272,598 shares of its common stock, valued at $1,145,410, in exchange for a release of claims and liability relating to the MMAX Assets which were concurrently assigned to us by the legal owners of the assets. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.

On February 1, 2010, the Company entered into Employment Agreements with its new executive officers which require the Company to issue a total of 2,181,724 shares, valued at $763,603, to its new executives. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.

On February 1, 2010, the Company agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of HollywoodLaundromat.Com, Inc., the Company's distributor. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.

On March 10, 2010, 33,418 preferred shares of stock were converted into 334,180 shares of common stock at a conversion rate of 10 to 1.

On March 10, 2010, a shareholder contributed $22,500 to the Company in order to provide working capital.

There were no other issuances of common or preferred stock or equivalents since May 30, 2006 (inception) through March 31, 2010.


NOTE 5 - RELATED PARTY TRANSACTIONS

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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              March 31, 2010
                               (Unaudited)


NOTE 6 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------
The Company maintains its cash in various financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

NOTE 7  NON-OPERATING ASSETS

On February 1, 2010, the Company entered into an assignment agreement to acquire a video library of raw and edited television programs and related intellectual property such as brands and trademarks for the video content. The intellectual property assets were acquired by the assignors in a non-judicial foreclosure process and then were improved by the assignors through additional investment and development, however, the assets were not being utilized in a business and there was insufficient capital available to the assignors to commercialize the properties. As these assets currently do not have the capitalization necessary to complete their purpose, the Company has deemed them as non-operational assets, as reflected herein to these financial statements. As the Company did not pay any direct costs for these assets and given the fact that they are currently non-operational, the Company has valued these assets at $1.

NOTE 8  PREPAID EXPENSE

On February 1, 2010, the Company entered into Employment Agreements with its new executive officers which require the Company to issue a total of 2,181,724 shares, valued at $763,603, to its new executives. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D. The value of these shares has been amortized over the 24 month period of the contract, with the remaining balance of the value presented as a prepaid expense.

Prepaid travel expenses are also included as a prepaid expense. This prepaid expense is expected to be expensed during the subsequent quarter.

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

Results of Operations
---------------------

Overview of Current Operations
------------------------------

MMAX Media, Inc. ("the Company") was formed on May 30, 2006 as Nevada Processing Solutions. On February 1, 2010, the Company entered into an assignment agreement that assigned to the Company all contractual rights previously held by three entities, one of which is a shareholder, relating to a television "Distribution Agreement" with HollywoodLaundromat.Com, Inc., a California corporation. At the time of the assignment to the Company, the contract had not been completed and no payments or other monetary benefit had been received by any party, thus the contract is deemed a contingent or prospective right to benefit from the future commercialization of the MMAX Assets and not based on any ongoing or current business operations. The Distribution Agreement grants distribution rights to all of the Company's television series and video assets to HollywoodLaundromat.Com, Inc. The terms of the Distribution Agreement require the distributor, HollywoodLaundromat.Com, Inc., to pay a variable percentage of all proceeds derived from television syndication of the Company's video assets, based on the market and language of the programming. Currently, our distributor has secured distribution of 39 episodes (three seasons) of the MMAX Fights one hour television series on a limited basis in Puerto Rico which is scheduled to commence this month.

There is no guaranty that all of the episodes will air because the television network has reserved the right to terminate the syndication agreement subject to its own discretion. The Company's distributor has entered into a revenue sharing arrangement with a network station, which means that our revenue derived from syndication of the MMAX Fights television series, if any, will be based on a percentage of the revenue generated by the television network which will air our content. Thus, because the contract has not commenced and has not produced any revenues, we do not have any basis upon which to make a revenue projection and the Company does not have a contractually committed sum or payment due from its distributor. We anticipate that the Company's distributor will seek additional markets for our MMAX Fights series and the Campeon Mmaximo reality program.

Business Strategy
-----------------

On February 1, 2010, the Company changed its business plan based on the acquisition of a video library of raw and edited television programs and related intellectual property such as brands and trademarks for the video content. The intellectual property assets were acquired with the intent to change our business plan and operate as a media production and distribution company with our main production emphasis being Spanish language mixed martial arts event promotion and television programming. The new business model adopted by the Company, with the intended commercialization of the acquired television programming and related intellectual property rights, is to promote live mixed martial arts combat events throughout Latin
America and primarily in Mexico, with fighters being drawn from Spanish speaking countries, including the United States. Similar to the business model of the UFC (Ultimate Fighting Championship) and its related television reality program, TUF (The Ultimate Fighter), we intend to promote live events and develop a comprehensive video catalog of filmed events which are then edited and produced into television programming for consumption by Spanish speaking television networks throughout the Spanish speaking world. Included in the assets being acquired is a reality program filmed in Cuernavaca, Mexico in March, 2009. The reality program, entitled "Campeon Mmaximo" or "Mmaximum Champion" in English, requires post-production completion and awaits the final event, which we intend to film as a live championship event in Mexico, some time in 2010. Also included in the video assets is video footage and content for 39 one hour television episodes (three seasons of programming) under the title "MMAX Fights" which is an edited program based on over a dozen live MMA events filmed in various cities in Mexico, all in Spanish and featuring Latin American fighters and former UFC competitors.

Plan of Operations
------------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company's need for capital may change dramatically if it can generate revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Management believes the Company can sustain itself for the next twelve months. However, there can be no assurances to that effect. The Company will require additional funds; the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Results of Operations for the three months ended March 31, 2010
---------------------------------------------------------------

MMAX Media, Inc. earned no revenues since its inception on May 30, 2006 through March 31, 2010. Management does not anticipate earning any significant revenues until such time as the Company's business plan becomes fully operational. MMAX Media, Inc. is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business.

For the period inception through March 31, 2010, MMAX Media, Inc. generated no income and has experienced a net loss of $(1,960,651). This loss was attributed to settlement fees of $1,145,410, as well as the beneficial conversion feature of our preferred stock of $706,878. The bulk of the Company's expenses since inception dealt with keeping the Company fully reporting. Management anticipates the Company's operating expenses will increase as the Company begins its operations.

For the three months ending March 31, 2010, MMAX Media, Inc. experienced a net loss of $(1,218,800) as compared to a net loss of $(1,875) for the same period last year. The net loss for the three months ending March 31, 2010 was attributed to settlement fees of $1,145,410 and professional fees of $65,970. Most of the professional fees since the Company's inception consist of legal, consulting and audit fees. The Company had cash on hand of $14,611 at March 31, 2010. In the September 30, 2009 year-end financials the Company's auditor issued an opinion that MMAX Media, Inc.'s financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

The Company generated no revenues for the period from May 30, 2006 (inception) through March 31, 2010. Management does not anticipate generating any revenues for at least the next year.


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

Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

MMAX Media, Inc. does not anticipate performing any additional significant product research and development under its current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

MMAX Media, Inc. does not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by the Company at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2010, the Company does not have any employees. The Company is dependent upon its sole officer and a director for the Company's future business development. As the Company's operations expand management anticipates the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of March 31, 2010 reflects cash on hand of $14,611 and $2,000 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Since the Company has no cash reserves, management has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for the funds donated.

During the period from inception to March 31, 2010, proceeds were received from the sale of common stock and preferred stock in connection with various private placements. At the time of incorporation, we issued 872,690 non-voting Callable and Convertible Preferred shares. We filed with the Nevada Secretary of State the designation that "These Series A Preferred shares shall be designated as 'Callable and Convertible Preferred Stock.'" The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for ten (10) shares of Common Stock of the corporation."

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

As a result of the Company's current limited available cash, no officer or director received cash compensation through the quarter ended March 31, 2010.


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


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from service sales once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.


New Accounting Standards
------------------------
In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (TOPic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil and Gas. This amendment makes amendments to paragraph 932-10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

MMAX Media, Inc. is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, MMAX Media, Inc. has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer who also serves as the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

MMAX Media, Inc. is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against the Company, which may materially affect the Company.


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2010, the Company accepted completed contracts and resolved to issue shares and thus entered into agreements with 55 individuals for the issuance of a total of 3,272,598 shares of its common stock, valued at $1,145,410, in exchange for a release of claims and liability relating to the MMAX Assets which were concurrently assigned to us by the legal owners of the assets. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.

On February 1, 2010, the Company entered into Employment Agreements with its new executive officers which require the Company to issue a total of 2,181,724 shares to its new executives, valued at $763,603. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.

On February 1, 2010, the Company agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of HollywoodLaundromat.Com, Inc., the Company's distributor. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period          Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-----------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1    9/30/08   3.1 11/04/08
           dated May 30, 2006
-----------------------------------------------------------------------------
 3.2       Bylaws dated May 31, 2006            S-1    9/30/08   3.2 11/04/08
           as currently in effect
-----------------------------------------------------------------------------
 3.3 Amended Articles of Incorporation S-1 9/30/08 3.3 11/04/08 dated February 23, 2007 as currently in effect
-----------------------------------------------------------------------------
 3.4       Articles/Designation dated           S-1    9/30/08   3.4 11/04/08
           April 29, 2008 as currently
           in effect
-----------------------------------------------------------------------------
10.1       Preferred share lock-up             10-Q    3/31/09  10.1  4/21/09
           agreement dated Apr. 1, 2009
-----------------------------------------------------------------------------
10.2 First Amendment to Stock Lock-up 8-K 4/19/10 10.2 4/26/10 Agreement, dated April 19, 2010
-----------------------------------------------------------------------------
31.1       Certification of President      X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------
32.1       Certification of President      X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MMAX Media, Inc.
                                       ---------------------------
                                                Registrant


Date:  May 24, 2010                        By: /s/ Tommy Habeeb
       ------------                        ----------------------
                                                   Tommy Habeeb
                                                   Chief Executive Officer,
                                                   Chief Financial Officer
                                                   and Director