Form 10-Q
period 2010-06-30
MMAX MEDIA, INC.
filed 2010-08-23
CIK 1448705

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

                 For the quarterly period ended June 30, 2010

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

As of August 23, 2010, the registrant had issued and outstanding 10,036,554 shares of its $0.001 par value Common Stock, 195,000,000 common voting shares authorized; and, 795,054 convertible and callable preferred issued and outstanding, 5,000,000 preferred shares authorized.

                              Table of Contents
                              MMAX Media, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended June 30, 2010


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


Part I.  Financial Information

Item 1.  Financial Statements

                                MMAX MEDIA, INC.
                      (formerly Nevada Processing Solutions)
                          (A development stage company)
                             Condensed Balance Sheets

                                                    June 30,
                                                      2010      September 30,
                                                  (Unaudited)       2009
                                                  ------------  ------------
                                     ASSETS
  Current Assets:
    Cash                                          $    31,771   $         -
    Prepaid expense                                   303,260         1,000
                                                  ------------  ------------
  Total current assets                                335,031         1,000

  Other Assets:
    Non-operating asset (Note 7)                            1             -
    Distribution license, net amortization              2,908             -
    of $1,454
                                                  ------------  ------------
  Total other assets                                    2,909             -
                                                  ------------  ------------

TOTAL ASSETS                                      $   337,940   $     1,000
                                                  ============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                              $     5,268   $       775
    Accrued expense                                     2,000             -
                                                  ------------  ------------
  Total current liabilities                             7,268           775
                                                  ------------  ------------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 795,054 and 872,690
     shares issued and outstanding as of 6/30/10
     and 9/30/09, respectively                            794           873
    Common stock, $0.001 par value, 195,000,000
     shares authorized, 10,036,554 and 3,375,000
     issued and outstanding as of 6/30/10 and
     9/30/09, respectively                             10,037         3,375
    Additional paid-in capital                      2,730,037       733,768
    Deficit accumulated during development stage   (2,410,196)     (737,791)
                                                  ------------  ------------
  Total stockholders' equity                          330,672           225
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   337,940   $     1,000
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Condensed Statements of Operations
                                (Unaudited)

                          For the three         For the nine         May 30,
                          months ending         months ending         2006
                             June 30,             June 30,       (Inception) to
                       --------------------  --------------------    June 30,
                          2010      2009        2010       2009       2010
                       ---------  ---------  ---------  ---------  ------------
REVENUE                $      -   $      -   $      -   $      -   $         -

EXPENSES
Amortization                727          -      1,454          -         1,454
Bank charges                 30          -         30          -            30
Consulting              397,710          -    461,344          -       461,344
Equipment repair and
  maintenance               200          -        200          -           200
General and
  administrative         36,764      1,475     49,853      6,600        80,766
Professional fees        10,840          -     10,840          -        14,114
                       ---------  ---------  ---------  ---------  ------------
    Total Expenses      446,271      1,475    523,721      6,600       557,908
                       ---------  ---------  ---------  ---------  ------------

Net operating loss     $(446,271) $ (1,475)  $(523,721) $ (6,600)  $  (557,908)
                       ---------  ---------  ---------  ---------  ------------
OTHER EXPENSES
Beneficial Conversion
 Feature of
 Preferred stock               -         -           -          -     (706,878)
 Settlement fee                -         -  (1,145,410)         -   (1,145,410)
                       ---------  ---------  ---------  ---------  ------------

NET LOSS               $(446,271) $ (1,475) $(1,669,131) $ (6,600) $(2,410,196)
                       =========  =========  ========== =========  ============

NET LOSS PER
SHARE - BASIC          $  (0.06)  $  (0.00)  $  (0.32)  $   (0.00)
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
                       =========  =========  =========  =========


     The accompanying notes are an integral part of these statements

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                             For the nine        May 30,
                                            months ending         2006
                                               June 30,      (inception) to
                                         --------------------    June 30,
                                            2010       2009       2010
                                         ---------- ---------  ------------
OPERATING ACTIVITIES
  Net loss                             $(1,669,131) $ (6,600)  $(2,410,196)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
      Prepaid expenses                    (306,623)   (3,500)     (307,623)
      Accounts payable                       4,493       475         5,268
      Accrued expense                        2,000         -         2,000
                                         ---------- ---------  ------------
Cash used by operating activities       (1,969,261)   (9,625)   (2,710,551)

INVESTING ACTIVITIES
  Accumulated amortization                   1,455         -         1,455
  Non-operating asset                           (1)        -            (1)
                                         ---------- ---------  ------------
Cash provided by investing activities        1,454         -         1,454

FINANCING ACTIVITIES
  Sale of Common Stock                       6,007         -        10,037
  Sale of Preferred Stock                      (34)        -           794
  Contributed Capital                    1,993,605     9,625     2,730,037
                                         ---------- ---------  ------------
Cash provided by financing activities    1,999,578     9,625     2,740,868
                                         ---------- ---------  ------------

NET CHANGE IN CASH                          31,771         -        31,771
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            -         -             -
                                         ---------- ---------  ------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                          $  31,771  $      -   $    31,771
                                         ========== =========  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $       -  $      -   $         -
  Income taxes paid                      $       -  $      -   $         -
  Non-cash transactions
     Prepaid Compensation                $ 763,603  $      -   $   763,603
     Distribution license                $   4,363  $      -   $     4,363
     Non-operating assets                $       1  $      -   $         1

                                EXPLANATORY NOTE
                                -----------------

The June 30, 2010 Form 10-Q of MMAX Media, Inc. have not been reviewed by its Independent Registered Public Accounting Firm at this time. Presented herewith are management's financial information for the quarter ending June 30, 2010. Management intends to file an amended Form 10 once these financials are reviewed by its Independent Registered Public
Accounting Firm.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements filed with its annual report. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $2,406,922 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)


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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)


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

Year-end
--------
The Company's fiscal year-end is September 30.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)


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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)

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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)

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

On June 16, 2010 the Company sold 70,000 shares of its common stock for cash of $63,000.

There were no other issuances of common or preferred stock or equivalents since May 30, 2006 (inception) through June 30, 2010.

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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)


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

Results of Operations for the three and nine months ended June 30, 2010
-----------------------------------------------------------------------

MMAX Media, Inc. earned no revenues since its inception on May 30, 2006 through June 30, 2010. Management does not anticipate earning any significant revenues until such time as the Company's business plan becomes fully operational. MMAX Media, Inc. is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business.

For the period inception through June 30, 2010, MMAX Media, Inc. generated no income and has experienced a net loss of $(2,406,922). This loss was attributed to settlement fees of $1,145,410, as well as the beneficial conversion feature of our preferred stock of $706,878. The bulk of the Company's expenses since inception dealt with keeping the Company fully reporting. Management anticipates the Company's operating expenses will increase as the Company begins its operations.

For the three months ending June 30, 2010, MMAX Media, Inc. experienced a net loss of $(446,271) as compared to a net loss of $(1,475) for the same period last year. For the nine months ending June 30, 2010, MMAX Media, Inc. experienced a net loss of $(523,721) or $(0.32) per share as compared to a net loss of $(6,600) or $(0.00) per share for the same period last year. Most of the professional fees since the Company's inception consist of legal, consulting and audit fees. The Company had cash on hand of $31,771 and prepaid expenses of $303,260 at June 30, 2010. As of June 30, 2010, the company had $7,268 in current liabilities. In the September 30, 2009 year-end financials the Company's auditor issued an opinion that MMAX Media, Inc.'s financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

The Company generated no revenues for the period from May 30, 2006 (inception) through June 30, 2010. Management does not anticipate generating any revenues for at least the next year.


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


Significant changes in the number of employees.
-----------------------------------------------

As of June 30, 2010, the Company does not have any employees. The Company is dependent upon its sole officer and a director for the Company's future business development. As the Company's operations expand management anticipates the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of June 30, 2010 reflects cash on hand of $31,771 and a current assets of $335,031 and $7,268 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Since the Company has no cash reserves, management has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for the funds donated.

During the period from inception to June 30, 2010, proceeds were received from the sale of common stock and preferred stock in connection with various private placements. At the time of incorporation, we issued 872,690 non-voting Callable and Convertible Preferred shares. We filed with the Nevada Secretary of State the designation that "These Series A Preferred shares shall be designated as 'Callable and Convertible Preferred Stock.'" The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for ten (10) shares of Common Stock of the corporation."

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

As a result of the Company's current limited available cash, no officer or director received cash compensation through the quarter ended June 30, 2010.


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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Internal Controls and Procedures
----------------------------------------------

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

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

The evaluation examined those disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2010 the Company sold 70,000 unregistered restricted shares of its common stock for cash of $63,000 pursuant to a Regulation D, Rule 506 private placement offering.


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


                                             MMAX Media, Inc.
                                       ---------------------------
                                                Registrant


Date:  August 23, 2010                     By: /s/ Tommy Habeeb
       ---------------                     ----------------------
                                                   Tommy Habeeb
                                                   Chief Executive Officer,
                                                   Chief Financial Officer
                                                   and Director