Form 10-Q/A
period 2010-06-30
MMAX MEDIA, INC.
filed 2010-12-02
CIK 1448705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q/A

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

As of December 2, 2010, the registrant had issued and outstanding 10,036,554 shares of its $0.001 par value Common Stock, 195,000,000 common voting shares authorized; and, 795,054 convertible and callable preferred issued and outstanding, 5,000,000 preferred shares authorized.

                              Table of Contents
                              MMAX Media, Inc.
                             Index to Form 10-Q/A
                For the Quarterly Period Ended June 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets                                               3

   Condensed Statements of Operations                                     4

   Condensed Statements of Cash Flows                                     5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      24

Item 4.  Controls and Procedures                                         25

Part II  Other Information

Item 1.  Legal Proceedings                                               27

Item 1A. Risk Factors                                                    27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     27

Item 3.  Defaults Upon Senior Securities                                 27

Item 4.  Submission of Matters to a Vote of Security Holders             27

Item 5.  Other Information                                               27

Item 6.  Exhibits                                                        28

Signatures                                                               29


Part I.  Financial Information

Item 1.  Financial Statements

                                MMAX MEDIA, INC.
                      (formerly Nevada Processing Solutions)
                          (A development stage company)
                             Condensed Balance Sheets

                                                    June 30,
                                                      2010      September 30,
                                                  (Unaudited)       2009
                                                  ------------  ------------
                                     ASSETS
  Current Assets:
    Cash                                          $    31,771   $         -
    Prepaid expense                                     1,000         1,000
    Prepaid stock compensation                        190,901             -
                                                  ------------  ------------
  Total current assets                                223,672         1,000

  Other Assets:
    Non-operating asset (Note 7)                            1             -
    Distribution license, net amortization
    of $1,454                                           2,908             -
    Prepaid stock compensation, non-current           111,359             -

                                                  ------------  ------------
  Total other assets                                  114,268             -
                                                  ------------  ------------

TOTAL ASSETS                                      $   337,940   $     1,000
                                                  ============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                              $     5,268   $       775
    Accrued expense                                     2,000             -
                                                  ------------  ------------
  Total current liabilities                             7,268           775
                                                  ------------  ------------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 795,054 and 872,690
     shares issued and outstanding as of 6/30/10
     and 9/30/09, respectively                            794           873
    Common stock, $0.001 par value, 195,000,000
     shares authorized, 10,036,554 and 3,375,000
     issued and outstanding as of 6/30/10 and
     9/30/09, respectively                             10,037         3,375
    Additional paid-in capital                      2,730,037       733,768
    Deficit accumulated during development stage   (2,410,196)     (737,791)
                                                  ------------  ------------
  Total stockholders' equity                          330,672           225
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   337,940   $     1,000
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

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Condensed Statements of Operations
                                (Unaudited)

                          For the three         For the nine        Inception
                          months ending         months ending     (May 30, 2006)
                             June 30,             June 30,             to
                       --------------------  --------------------    June 30,
                          2010      2009        2010       2009       2010
                       ---------  ---------  ---------  ---------  ------------
REVENUE                $      -   $      -   $      -   $      -   $         -

EXPENSES
Amortization                727          -      1,454          -         1,454
Consulting              397,710          -    461,344          -       461,344
General and
  administrative         38,898      1,475     51,987      6,600        80,996
Professional fees        12,210          -     12,210          -        14,114
                       ---------  ---------  ---------  ---------  ------------
    Total Expenses      449,545      1,475    526,995      6,600       557,908
                       ---------  ---------  ---------  ---------  ------------

Net operating loss     $(449,545) $ (1,475)  $(526,995) $ (6,600)  $  (557,908)
                       ---------  ---------  ---------  ---------  ------------
OTHER EXPENSES
Beneficial Conversion
 Feature of
 Preferred stock               -         -           -          -     (706,878)
 Impairment loss               -         -  (1,145,410)         -   (1,145,410)
                       ---------  ---------  ---------  ---------  ------------

NET LOSS               $(449,545) $ (1,475) $(1,672,405) $ (6,600) $(2,410,196)
                       =========  =========  ========== =========  ============

NET LOSS PER
SHARE - BASIC          $  (0.05)  $  (0.00)  $  (0.25)  $   (0.00)
                       =========  =========  =========  ==========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING -
 BASIC                 9,641,576  3,375,000  6,716,799  3,375,000
                       =========  =========  =========  =========


     The accompanying notes are an integral part of these statements

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                             For the nine       Inception
                                            months ending     (May 30, 2006)
                                               June 30,             to
                                         --------------------    June 30,
                                            2010       2009       2010
                                         ---------- ---------  ------------
OPERATING ACTIVITIES
  Net loss                             $(1,672,405) $ (6,600)  $(2,410,196)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
      Stock-based expense                1,606,753         -     1,606,753
      Beneficial interest on
        Conversion                              -          -       706,878
      Amortization                           1,454         -         1,454
      Contributed services                       -         -        10,000
  Changes in operating assets
    and liabilities:
     (Increase) decrease in
      prepaid expenses                           -    (3,500)      (1,000)
      Increase in accounts payable           4,493       475         5,268
      Increase in accrued expense            2,000         -         2,000
                                         ---------- ---------  ------------
Cash used by operating activities          (57,704)   (9,625)      (78,842)

FINANCING ACTIVITIES
  Sale of common stock                      63,000         -        68,850
  Sale of preferred stock                        -        -            873
  Contributed capital                       26,476     9,625        40,891
                                         ---------- ---------  ------------
Cash provided by financing activities       89,476     9,625       110,614
                                         ---------- ---------  ------------

NET CHANGE IN CASH                          31,771         -        31,771
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            -         -             -
                                         ---------- ---------  ------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                          $  31,771  $      -   $    31,771
                                         ========== =========  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $       -  $      -   $         -
  Income taxes paid                      $       -  $      -   $         -
  Non-cash transactions
     Prepaid stock Compensation          $ 303,260  $      -   $   303,260
     Distribution license                $   4,363  $      -   $     4,363
     Non-operating assets                $       1  $      -   $         1

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


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $2,410,196 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------
In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010- 01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310):
Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310):
Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic
830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

On February 1, 2010, the Company entered into agreements with 55 individuals for the issuance of a total of 3,272,598 shares of its common stock, valued at $1,145,410, in exchange for a release of claims and liability relating to the MMAX Assets which were concurrently assigned to us by the legal owners of the assets. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.

On February 1, 2010, the Company entered into two Employment Agreements with its President and Chief Executive Officer which required the Company to issue a total of 2,181,724 shares, valued at $763,603, to its new executives. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D. (see Note 8)

On February 1, 2010, the Company entered into a distribution license agreement and agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of HollywoodLaundromat.Com, Inc., the Company's distributor. These shares were capitalized at their fair market value and will be amortized over a eighteen month period. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D.

On March 10, 2010, 33,418 preferred shares of stock were converted into 334,180 shares of common stock at a conversion rate of 10 to 1.

On March 10, 2010, a shareholder contributed $22,500 to the Company in order to provide working capital.

On May 15, 2010, 44,488 preferred shares of stock were converted into 444,880 shares of common stock at a conversion rate of 10 to 1.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                Notes to the Condensed Financial Statements
                              June 30, 2010
                               (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

On June 16, 2010 the Company sold 70,000 shares of its restricted common stock and 140,000 shares of its registered free trading common stock for cash of $63,000.

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


NOTE 7  NON-OPERATING ASSETS

On February 1, 2010, the Company entered into an assignment agreement with a third party company ("Assignor") to acquire a video library of raw and edited television programs and related intellectual property such as brands and trademarks for the video content, collectively ("Acquired Assets"). The Acquired Assets were acquired by the Assignor in a non-judicial foreclosure process and then were improved by the Assignor through additional investment and development, however, the acquired video library and television programs still required additional post production work for commercial viability and distribution. Concurrently the Company entered into a separate agreement with Assignor for a release of claims and liability relating to the Acquired Assets ("Release of Claims") in exchange for 3,272,598 shares of the Company's common stock with a fair value of $1,145,410. The value of shares totaling $1,145,410 issued for the Release of Claims is considered as part of the overall acquisition cost of the Acquired Assets. Since the video library and television programs of the Acquired Assets require additional capital to complete the needed post production in order for such assets to be commercial viable and distributable, the Company has deemed them as non-operational assets, as reflected herein to these financial statements and has valued these assets at $1. Consequently, the Company has written off the value of shares totaling $1,145,410 issued for the Release of Claims on February 1, 2010 as an impairment charge.

NOTE 8  PREPAID EXPENSE

On February 1, 2010, the Company entered into two Employment Agreements with its President and Chief Executive Officer which required the Company to issue a total of 2,181,724 shares, valued at $763,603, to its new executives. For the three and nine months ended June 30, 2010, the Company had expensed $397,710 and 461,343, respectively, as Consulting expense with the remaining $302,260 recorded as current prepaid stock compensation expense of $190,901 and non-current prepaid stock compensation of $111,359 as of June 30, 2010. As a result of the resignation of Larry Biggs, CEO, on April 30, 2010, the Company expensed $349,985 to write off the remaining prepaid balance attributed to the former CEO.

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

For the period inception through June 30, 2010, MMAX Media, Inc. generated no income and has experienced a net loss of $(2,410,196). This loss was attributed to settlement fees of $1,145,410, as well as the beneficial conversion feature of our preferred stock of $706,878. The bulk of the Company's expenses since inception dealt with keeping the Company fully reporting. Management anticipates the Company's operating expenses will increase as the Company begins its operations.

For the three months ending June 30, 2010, MMAX Media, Inc. experienced a net loss of $(449,545) as compared to a net loss of $(1,475) for the same period last year. For the nine months ending June 30, 2010, MMAX Media, Inc. experienced a net loss of $(1,672,405) or $(0.25) per share as compared to a net loss of $(6,600) or $(0.00) per share for the same period last year. Most of the professional fees since the Company's inception consist of legal, consulting and audit fees. The Company had cash on hand of $31,771, current prepaid expenses of $190,901 and long term prepaid expenses of $111,359 at June 30, 2010. As of June 30, 2010, the company had $7,268 in current liabilities. In the September 30, 2009 year-end financials the Company's auditor issued an opinion that MMAX Media, Inc.'s financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

The Company generated no revenues for the period from inception (May 30, 2006) through June 30, 2010. Management does not anticipate generating any revenues for at least the next year.


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


Significant changes in the number of employees.
-----------------------------------------------

As of June 30, 2010, the Company does not have any employees. The Company is dependent upon its sole officer and a director for the Company's future business development. As the Company's operations expand, management anticipates the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of June 30, 2010 reflects cash on hand of $31,771 and a current assets of $223,672 and $7,268 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Since the Company has no cash reserves, management has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for the funds donated.

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

Management has been seeking funding from a number of sources, but has only been able to raise $63,000 through the sale of the Company's common stock. Management cannot be certain in securing further funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.


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


New Accounting Standards
------------------------
In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010- 01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310):
Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310):
Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic
830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2010 the Company sold 70,000 unregistered restricted shares of its common stock and 140,000 registered shares of common stock for cash of $63,000 pursuant to a Regulation D, Rule 506 private placement offering.


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


                                             MMAX Media, Inc.
                                       ---------------------------
                                                Registrant


Date:  December 2, 2010                     By: /s/ Tommy Habeeb
       ----------------                    ----------------------
                                                   Tommy Habeeb
                                                   Chief Executive Officer,
                                                   Chief Financial Officer
                                                   and Director