Form 10-K
period 2010-09-30
MMAX MEDIA, INC.
filed 2011-02-01
CIK 1448705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[ ] No [X]

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 28, 2011: $1,276,371

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of January 28, 2011, the registrant's outstanding common stock consisted of 12,403,374 shares, $0.001 par value, authorized - 195,000,000 common voting shares. The registrant's outstanding convertible preferred stock consisted of 638,602 shares, $0.001 par value, authorized - 5,000,000 preferred shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                      INDEX


         Title                                                             Page
ITEM 1.  BUSINESS                                                            5

ITEM 1A  RISK FACTORS                                                       10

ITEM 2.  PROPERTIES                                                         18

ITEM 3.  LEGAL PROCEEDINGS                                                  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                18

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           19

ITEM 6.  SELECTED FINANCIAL DATA                                            19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            20
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   28
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            28

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               32

ITEM 11. EXECUTIVE COMPENSATION                                             37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   38
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     40
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             41

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            42

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

In this form 10-K references to "MMAX Media, Inc.", "the
Company", "we", "us", and "our" refer to MMAX Media, Inc.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at MMAX Media, Inc., 4600 Greenville Ave., Suite 240, Dallas, TX 75206.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

MMAX Media, Inc. ("the Company") was formed on May 30, 2006 as Nevada Processing Solutions. On February 1, 2010, the Company entered into an assignment agreement that assigned to the Company all contractual rights previously held by three entities, one of which is a shareholder, relating to a television "Distribution Agreement" with HollywoodLaundromat.Com, Inc., a California corporation. At the time of the assignment to the Company, the contract had not been completed and no payments or other monetary benefit had been received by any party, thus the contract is deemed a contingent or prospective right to benefit from the future commercialization of the MMAX Assets and not based on any ongoing or current business operations. The Distribution Agreement grants distribution rights to all of the Company's television series and video assets to HollywoodLaundromat.Com, Inc. The terms of the Distribution Agreement require the distributor, HollywoodLaundromat.Com, Inc., to pay a variable percentage of all proceeds derived from television syndication of the Company's video assets, based on the market and language of the programming. Currently, our distributor has secured distribution of 39 episodes (three seasons) of the MMAX Fights one hour television series on a limited basis in Puerto Rico. To date, the show has not generated revenues for the Company. On April 15, 2010, the Company changed its name to MMax Media, Inc., to better reflect is business focus.


Our Business
------------

On February 1, 2010, MMAX Media, Inc. changed its business plan based on the acquisition of a video library of raw and edited television programs and related intellectual property such as brands and trademarks for the video content. The intellectual property assets were acquired with the intent to change our business plan and operate as a media production and distribution company with our main production emphasis being Spanish language mixed martial arts event promotion and television programming. The new business model adopted by the Company, with the intended commercialization of the acquired television programming and related intellectual property rights, is to promote live mixed martial arts combat events throughout Latin America and primarily in Mexico, with fighters being drawn from Spanish speaking countries, including the United States. Similar to the business model of the UFC (Ultimate Fighting Championship) and its related television reality program, TUF (The Ultimate Fighter), we intend to promote live events and develop a comprehensive video catalog of filmed events which are then edited and produced into television programming for consumption by Spanish speaking television networks throughout the Spanish speaking world. At the current time, we have been unable to capitalize on the assets due, in part, to the political and social unrest in the country of Mexico. We have been unable to proceed with new opportunities in Mexico based on the concern of risk to personnel and violence in the country in what were once considered relatively safe tourist areas. Included in the assets being acquired is a reality program filmed in Cuernavaca, Mexico in March, 2009. The reality program, entitled "Campeon Mmaximo" or "Mmaximum Champion" in English, requires post-production completion and awaits the final event, which we had intended to film as a live championship event in Mexico, sometime in 2010. We have been unable to proceed with new opportunities in Mexico based on the concern of risk to personnel and violence in the country in what were once considered relatively safe tourist areas. Also included in the video assets is video footage and content for 39 one hour television episodes (three seasons of programming) under the title "MMAX Fights" which is an edited program based on over a dozen live MMA events filmed in various cities in Mexico, in Spanish and featuring Latin American fighters and former UFC competitors.

Our offices are currently located at 4600 Greenville Ave., Suite 240, Dallas, TX 75206. Our telephone number is (972) 719-0170.


Business Strategy
-----------------

The new business model adopted by the Company, with the intended commercialization of the acquired television programming and related intellectual property rights, is to promote live mixed martial arts combat events throughout Latin America and primarily in Mexico, with fighters being drawn from Spanish speaking countries, including the United States. Similar to the business model of the UFC (Ultimate Fighting Championship) and its related television reality program, TUF (The Ultimate Fighter), we intend to promote live events and develop a comprehensive video catalog of filmed events which are then edited and produced into television programming for consumption by Spanish speaking television networks throughout the Spanish speaking world. Included in the assets being acquired is a reality program filmed in Cuernavaca, Mexico in March, 2009. The reality program, entitled "Campeon Mmaximo" or "Mmaximum Champion" in English, requires post-production completion and awaits the final event, which we intended to film as a live championship event in Mexico, some time in 2010. This final event has been delayed indefinitely. Also included in the video assets is video footage and content for 39 one hour television episodes (three seasons of programming) under the title "MMAX Fights" which is an edited program based on over a dozen live MMA events filmed in various cities in Mexico, in Spanish and featuring Latin American fighters and former UFC competitors.

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

The Company has an ongoing offering and recently raised $100,000 in an offering of its common stock. In the event the Company is unable to raise additional funds, the Company may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and management cannot make any assurances that any financing can be obtained. If management is unable to raise these funds, the Company will not be able to implement any of its proposed business activities and may be forced to cease operations.


Competition
-----------

The entertainment industry is intensely competitive, rapidly evolving and subject to constant technological change. We expect competition to increase in the future. As a media communications provider in the entertainment industry, we compete with several dominant providers. We expect that new competitors are likely to enter the entertainment market and attempt to market services similar to MMax Media's products, which would result in greater competition for us. The ability of MMax Media to compete effectively in the entertainment industry will depend upon its ability to provide high quality packages at prices generally competitive with, or lower than, those charged by its competitors. Certain competitors dominate the entertainment industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase significantly, and there can be no assurance that we will be able to compete successfully in the future. Moreover, there can be no assurance that MMax Media's competitors will not be better situated to negotiate contracts which are more favorable than contracts negotiated by MMax Media. In addition, there can be no assurance that competition from existing or new competitors or a decrease in the price charged the major providers or other competitors would not materially adversely affect us.


MMAX Media, Inc.'s Funding Requirements
---------------------------------------

We do not have sufficient capital to fully execute our business plan. Management anticipates MMAX Media, Inc. will require significant additional funds to move its business plan forward. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

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


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

The degree of future protection for our media products is uncertain. There are numerous costs, risks and uncertainties that the Company faces with respect to obtaining and maintaining proprietary rights. The Company may not be able to obtain meaningful protection for its future developments. To date, the Company does not have any pending patent or trademark applications with the U.S. Patent and Trademark Office or any agency with regard to the above-referenced intellectual property assets.

In connection with the issued or trademarks, there can be no assurance that such trademarks will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any trademarks sublicensed to the Company or, if instituted, that such challenges will not be successful. To date, there have been no interruptions in our business as the result of any claim of infringement. However, no assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights belonging to others. The cost of litigation to uphold the validity of a trademark and prevent infringement can be very substantial and may prove to be beyond our financial means even if the Company could otherwise prevail in such litigation. Furthermore, there can be no assurance that others will not independently develop similar designs or technologies, duplicate our designs and technologies or design around aspects of our technology, or that the designs and technologies will not be found to infringe on the patents, trademarks or other rights owned by third parties. The effects of any such assertions could include requiring the Company to alter existing trademarks or products, withdraw existing products, including the products delaying or preventing the introduction of products or forcing the Company to pay damages if the products have been introduced.


Research and Development Activities and Costs
---------------------------------------------

MMAX Media, Inc. did not incur any research and development costs for the years ended September 30, 2010 and 2009, and has no plans to undertake any research and development activities during the next year of operations.


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


Employees
---------

We have no full time employees at this time. Our CEO, Tommy Habeeb, works on an as needed basis for the Company. All functions including development, strategy, negotiations and clerical work is being provided by our sole officer on a voluntary basis, without compensation.

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

As discussed in the Notes to Financial Statements included in this annual report, at September 30, 2010 we had working capital of $2,231, $254,534 in prepaid assets, $69,735 in current liabilities, and stockholders' equity of approximately $189,211. In addition, we had a net loss of approximately $(2,551,657) for the period May 30, 2006 (inception) to September 30, 2010.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period May 30, 2006 (inception) to September 30, 2010. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED NO REVENUE.

We have generated no revenues, we expect losses over the next eighteen
(18) to twenty-four (24) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. SINCE OUR OFFICER WORKS OR CONSULTS FOR OTHER COMPANIES, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Tommy Habeeb, our sole officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

Tommy Habeeb, the CEO and Director of the company, currently devotes approximately 15-20 hours per week to company matters. The responsibility of developing the company's business, the offering and selling of the shares and fulfilling the reporting requirements of a public company all fall upon Mr. Habeeb. We have not formulated a plan to resolve any possible conflict of interest with his other business activities.
Mr. Habeeb intends to limit his role in his other business activities and devote more of his time to MMAX Media, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.


5. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED. EVEN IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to obtain the resources to develop and implement a marketing and sales program and address all necessary infrastructure concerns. We anticipate that we will require significant additional funding to finance our continued operations. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

6. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

As of September 30, 2010, the Company had working cash and equivalents of $2,231. Subsequently the Company has raised one hundred thousand dollars ($100,000) in order advance its business plan and continue its operations.

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


7. WE MAY NOT BE ABLE TO COMPETE WITH OTHER COMPANIES WHO HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The television industry is highly competitive, and subject to rapid change. We do not have the resources to compete with the large production companies. Competition by existing and future competitors could result in our inability to secure profitable events. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, MMAX Media, Inc.
cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

8. CONFLICTS OF INTEREST FACED BY THE TOP MANAGEMENT OF MMAX MEDIA, INC. MAY JEOPARDIZE THE BUSINESS CONTINUITY OF MMAX MEDIA, INC.

The operations of MMAX Media, Inc. depend substantially on the skills and experience of Tommy Habeeb. Mr. Habeeb may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, this individual may face a conflict in selecting between MMAX Media, Inc. and his other business interests. MMAX Media, Inc. has not formulated a policy for the resolution of such conflicts.


9. IF OUR MARKETING EFFORTS ARE NOT EFFECTIVE, OUR SERVICES MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO OUR SUCCESS IN THE TARGET TERRITORIES.

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


10. FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

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

11.  RISKS ASSOCIATED WITH OPERATING IN MEXICO.

Recent political and social instability in the Country of Mexico, especially in those areas previously considered "safe tourist areas" has impeded our ability to conduct business in Mexico and throughout Latin America and has caused us to alter plans and events in Mexico, including canceling planned work and appearances.


                     Risks Relating To Our Common Shares
                     -----------------------------------

12. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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


13. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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


14. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

15. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

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


16. WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

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


17. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

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

Item 1B. Unresolved Staff Comments.

Not applicable.


Item 2. Properties.

Our offices are currently located at 4600 Greenville Ave., Suite 240, Dallas, TX 75206. Our telephone number is (972) 719-0170. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.


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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

MMAX Media, Inc.' Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: MMAX. The stock was cleared for trading on the OTC-Bulletin Board on April 20, 2009.

Since the Company has been cleared for trading, through November 12, 2009, there have been limited trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of January 28, 2011, there were approximately eighty-seven (87) holders of record of our Common Stock and 12,403,374 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

During the fiscal year ending September 30, 2010, the Company sold 70,000 shares of its restricted common stock and 140,000 shares of its registered free trading common stock for cash of $63,000. The Company has raised $100,000.00 in a private placement issued 800,000 shares of common stock subsequent to the end of the fiscal year. The offering price of the securities was $0.125 per share for restricted securities.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2010 or 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

MMAX Media, Inc. ("the Company") was formed on May 30, 2006 as Nevada Processing Solutions. On February 1, 2010, the Company entered into an assignment agreement that assigned to the Company all contractual rights previously held by three entities, one of which is a shareholder, relating to a television "Distribution Agreement" with HollywoodLaundromat.Com, Inc., a California corporation. At the time of the assignment to the Company, the contract had not been completed and no payments or other monetary benefit had been received by any party, thus the contract is deemed a contingent or prospective right to benefit from the future commercialization of the MMAX Assets and not based on any ongoing or current business operations. The Distribution Agreement grants distribution rights to all of the Company's television series and video assets to HollywoodLaundromat.Com, Inc. The terms of the Distribution Agreement require the distributor, HollywoodLaundromat.Com, Inc., to pay a variable percentage of all proceeds derived from television syndication of the Company's video assets, based on the market and language of the programming. Currently, our distributor has secured distribution of 39 episodes (three seasons) of the MMAX Fights one hour television series on a limited basis in Puerto Rico.

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

Business Strategy
-----------------

The new business model adopted by the Company, with the intended commercialization of the acquired television programming and related intellectual property rights, is to promote live mixed martial arts combat events throughout Latin America and primarily in Mexico, with fighters being drawn from Spanish speaking countries, including the United States. Similar to the business model of the UFC (Ultimate Fighting Championship) and its related television reality program, TUF (The Ultimate Fighter), we intend to promote live events and develop a comprehensive video catalog of filmed events which are then edited and produced into television programming for consumption by Spanish speaking television networks throughout the Spanish speaking world. Included in the assets being acquired is a reality program filmed in Cuernavaca, Mexico in March, 2009. The reality program, entitled "Campeon Mmaximo" or "Mmaximum Champion" in English, requires post-production completion and awaits the final event, which we intended to film as a live championship event in Mexico, but has since been put on hold due to financing concerns and social unrest in Mexico. Also included in the video assets is video footage and content for 39 one hour television episodes (three seasons of programming) under the title "MMAX Fights" which is an edited program based on over a dozen live MMA events filmed in various cities in Mexico, all in Spanish and featuring Latin American fighters and former UFC competitors. The company has not realized any revenues to date from its current business plan.


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

Results of Operations for the year ended September 30, 2010
-----------------------------------------------------------

We earned no revenues since our inception on May 30, 2006 through September 30, 2010. We do not anticipate earning any significant revenues until such time as we fully initiate our business operations. We are presently in the development stage of our business and we can provide no assurance that we will be successful in becoming a provider to the mortgage industry to process their loan applications.

For the period of May 30, 2006 (inception) through September 30, 2010 we generated no income. Since our inception we experienced a net loss of $(2,551,657). The bulk of our net loss represents the accounting of the beneficial conversion feature of our preferred stock to common stock, impairment loss and consulting fees. Most of the actual general and administrative expenses $(171,258), since our inception, represented legal and audit fees. For the year ending September 30, 2010 we lost $(1,813,866) as compared to a loss of $(19,400) for the same period last year. This was largely attributed to an impairment loss of $1,145,411 and consulting expenses valued at $509,070 paid in stock compensation. We anticipate our operating expenses will increase as we build our operations.


Revenues
--------

We generated no revenues for the period from May 30, 2006 (inception) through September 30, 2010. We do not anticipate generating any revenues for at least 24 months.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of September 30, 2010 reflects current assets of $193,131, non-current of $65,815 and $69,735 in current liabilities.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital for operations and we will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.


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

We are seeking to raise additional funds in a future offering of our common stock. In the event we are unable to raise funds, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and we can not assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any consistent or recurring funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.


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


Significant changes in the number of employees
----------------------------------------------

As of September 30, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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


New Accounting Standards
------------------------

In January 2810, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

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


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              MMAX Media, Inc.

                             Financial Statements

                               September 30, 2010
                               September 30, 2009


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report for the year ended
  September 30, 2010                                               F-1
Independent Auditors' Report for the year ended
  September 30, 2009                                               F-2
Balance Sheets                                                     F-3
Statements of Operations                                           F-4
Statements of Changes in Stockholders' Equity                      F-5-9
Statements of Cash Flows                                           F-10
Notes to Financials                                                F-11-20


                     De Joya Griffith & Company, LLC

                CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
MMAX Media
Dallas, TX 75206

We have audited the accompanying balance sheet of MMAX Media, Inc. ("the Company") as of September 30, 2010, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and from inception (May 30, 2006) through September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the financial statements of MMAX Media, Inc for the year ended September 30, 2009. Those statements were audited by other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010, and the results of their operations and cash flows for the year then ended and from inception (May 30, 20060 through September 30, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 24, 2011

                 2580 Anthem Village Dr., Henderson, NV 89052
             Telephone (702) 563-1600 o Facsimile (702) 920-8049
               Member Firm with Russell Bedford International

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

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    November 6, 2009

               50 South Jones Blvd., Suite 202 Las Vegas, NV 89107
                        888-727-8251 Fax: 888-782-2351

                                MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                          (a development stage company)
                                 Balance Sheets
                                    (Audited)

                                                  September 30, September 30,
                                                      2010          2009
                                                  ------------  ------------
ASSETS

  Current Assets:
    Cash                                          $     2,231   $         -
    Prepaid expense                                         -         1,000
    Prepaid stock compensation                        190,900             -
                                                  ------------  ------------
  Total current assets                                193,131         1,000

  Other Assets:
    Distribution license, net amortization
      of $2,181                                         2,181             -
    Prepaid stock compensation, non current            63,634             -
                                                  ------------  ------------
  Total other assets                                   65,815             -
                                                  ------------  ------------
TOTAL ASSETS                                      $   258,946   $     1,000
                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                              $    16,323   $       775
    Accounts payable - related party                   37,412             -
    Note payable                                       16,000             -
                                                  ------------  ------------
  Total current liabilities                            69,735           775
                                                  ------------  ------------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 638,602, 872,690 shares
     issued and outstanding as of 9/30/10 and
     9/30/09, respectively                                638           873
    Common stock, $0.001 par value, 195,000,000
     shares authorized, 11,603,374, 3,375,000
     issued and outstanding as of
     9/30/10 and 9/30/09, respectively                 11,599         3,375
    Additional paid-in capital                      2,728,631       733,768
    (Deficit) accumulated during development stage (2,551,657)     (737,791)
                                                  ------------  ------------
  Total stockholders' equity                          189,211           225
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   258,946   $     1,000
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                          Statements of Operations
                                  (Audited)

                                                               For the Period
                                                                    from
                                         For the years ending   May 30, 2006
                                            September 30,      (Inception) to
                                         --------------------   September 30,
                                            2010       2009         2010
                                         ---------  ---------  --------------
REVENUE                                  $      -   $      -   $           -

EXPENSES
  Amortization                              2,181          -           2,181
  Consulting                              509,070          -         509,070
  General and administrative expenses     140,344     19,400         171,257
  Professional fees                        16,860          -          16,860
                                         ---------  ---------  --------------
    Total expenses                        668,455     19,400         699,368
                                         ---------  ---------  --------------

Net operating loss                       (668,455)   (19,400)       (699,368)
                                         ---------  ---------  --------------

OTHER EXPENSES
  Beneficial Conversion Feature of
   Preferred stock                               -          -       (706,878)
   Impairment loss                      (1,145,411)         -     (1,145,411)
                                        ----------  ----------  -------------
    Total other expenses                (1,145,411)         -     (1,145,411)
                                        ----------  ----------  -------------

NET (LOSS)                             $(1,813,866) $ (19,400)  $ (2,551,657)
                                       ===========  ==========  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC                                  8,173,854    3,375,000
                                       ===========  ==========

(LOSS) PER SHARE - BASIC
                                       $    (0.22)  $   (0.01)
                                       ===========  ==========


     The accompanying notes are an integral part of these statements

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                     Statements of Stockholders' Equity
                                 (Audited)

                                                       (Deficit)
            Preferred          Common                 Accumulated
              Stock            Stock        Additional   During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
Founders
initial
investment,
5/30/06
$0.001 per
share           - $     - 3,100,000 $ 3,100 $       - $          - $     3,100

June 2006
 Preferred
 shares
 issued
 for
 cash at
 $0.01 per
 share plus
 embedded
 interest of
 $706,878 872,690    873                     706,878                   707,751

June 2006
 Contributed
 Capital                                       4,790                     4,790

Net
 (loss)
 for the
 year
 ending
 9/30/06                                                 (706,878)    (706,878)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
9/30/06
          872,690     873 3,100,000 $ 3,100 $711,668  $  (706,878) $     8,763




                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                     Statements of Stockholders' Equity
                                 (Audited)
                                (Continued)

                                                       (Deficit)
            Preferred          Common                 Accumulated
              Stock            Stock        Additional   During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
9/30/06
          872,690     873 3,100,000 $ 3,100 $711,668  $  (706,878) $     8,763

Net
 (loss)
 for the
 year
 ending
 9/30/07                                                   (8,763)      (8,763)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
9/30/07
          872,690     873 3,100,000 $ 3,100 $711,668  $  (715,641) $         -

June 2008
 Common
 shares
 issued
 for
 cash at
 $0.01 per
 share                      275,000    275     2,475                     2,750

Net
(loss)
for the
year
ending
9/30/08                                                    (2,750)      (2,750)
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
9/30/08
          872,690     873 3,375,000   3,375  714,143     (718,391)           -




                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                     Statements of Stockholders' Equity
                                 (Audited)
                                (Continued)

                                                       (Deficit)
            Preferred          Common                 Accumulated
              Stock            Stock        Additional   During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
9/30/08
          872,690     873 3,375,000   3,375  714,143     (718,391)           -

December
2008
Contributed
Capital                                        3,250                     3,250

January
2009
Contributed
Capital                                          875                       875

February
2009
Contributed
Capital                                        5,500                     5,500

September
2009
Contributed
Services                                      10,000                    10,000

Net
(loss)
for the
year
ending
9/30/09                                                   (19,400)     (19,400)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
9/30/09
          872,690     873 3,375,000   3,375  733,768     (737,791)         225



                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                     Statements of Stockholders' Equity
                                 (Audited)
                                (Continued)

                                                       (Deficit)
            Preferred          Common                 Accumulated
              Stock            Stock        Additional   During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
11/09
Contributed
capital                                          975                       975

01/10
Contributed
capital                                        3,000                     3,000

02/10
Shares
issued for
acquisition
of video
library and
related
intellect-
ual assets                3,272,598   3,273 1,142,137                 1,145,410

02/10
Shares
issued for
ser-
vices                     2,181,724   2,182   761,421                   763,603

02/10
Shares
issued for
license
agree-
ment                        218,172     218    4,145                      4,363

03/10
Preferred
shares
conve-
rted      (33,418)    (34)  334,180     334     (300)                        -

03/10
Contributed
capital                                       22,500                    22,500



                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                     Statements of Stockholders' Equity
                                 (Audited)
                                (Continued)

                                                       (Deficit)
            Preferred          Common                 Accumulated
              Stock            Stock        Additional   During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
04/10
Preferred
shares
conve-
rted      (36,125)    (36)  361,250     361     (325)                        -

05/10
Preferred
shares
conve-
rted     (120,057)   (120) 1,200,570  1,201   (1,080)                        -

06/10
Preferred
shares
conve-
rted      (44,488)    (45)  444,880     445     (400)                        -

06/10
Sale of
common
stock                       210,000     210   62,790                    63,000

Net
(loss)
for the
year
ending
9/30/10                                                (1,813,866)  (1,813,116)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
9/30/10
         638,602 $ 638  11,598,374 $11,599  $2,728,631 $(2,551,657) $   189,211
       ========== ======= ========= ====== ========== ============ ============

  The accompanying notes are an integral part of these financial statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                          Statements of Cash Flows
                                 (Audited)

                                                               For the Period
                                                                    from
                                         For the years ending   May 30, 2006
                                            September 30,      (Inception) to
                                      -----------------------   September 30,
                                          2010         2009         2010
                                      ------------  ---------  --------------
OPERATING ACTIVITIES
  Net (Loss)                          $(1,813,866)  $(19,400)  $  (2,551,657)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
     Stock based expense                  509,071          -         509,071
     Impairment loss related
       to assets acquired with
       common stock                     1,145,410          -       1,145,410
     Beneficial Interest on
       Conversion                               -          -         706,878
     Amortization                           2,182          -           2,182
     Contributed services                       -     10,000          10,000
     (Increase) decrease in
        prepaid expense                     1,000     (1,000)              -
     Increase (decrease) in
       accounts payable                    15,548        775          16,323
     Increase (decrease) in
       accounts payable - related party    37,412          -          37,412
                                      ------------  ---------  --------------
Cash (Used) by operating activities      (103,243)    (9,625)       (124,381)

FINANCING ACTIVITIES
  Proceeds from notes payable              16,000          -          16,000
  Sale of common stock                     63,000          -          68,850
  Sale of preferred stock                       -          -             873
  Contributed capital                      26,474      9,625          40,889
                                      ------------  ---------  --------------
Cash Provided by financing activities     105,474      9,625         126,612
                                      ------------  ---------  --------------

NET CHANGE IN CASH                          2,231          -           2,231
CASH - BEGINNING OF PERIOD                      -          -               -
                                      ------------  ---------  --------------
CASH - END OF PERIOD                  $     2,231   $      -   $       2,231
                                      ============  =========  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $       -  $      -   $         -
  Income taxes paid                      $       -  $      -   $         -
  Non-cash transactions
     Prepaid stock Compensation          $ 254,534  $      -   $   763,603
     Distribution license
      paid with common stock             $  (4,363) $      -   $     4,363
     Non-operating assets                $       1  $      -   $         1

  The accompanying notes are an integral part of these financial statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)


NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

MMAX Media, Inc. ("the Company") was formed on May 30, 2006 as Nevada Processing Solutions. On February 1, 2010, the Company entered into an assignment agreement that assigned to the Company all contractual rights previously held by three entities, one of which is a shareholder, relating to a television "Distribution Agreement" with HollywoodLaundromat.Com, Inc., a California corporation. On February 1, 2010, the Company entered into a distribution license agreement and agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of
HollywoodLaundromat.Com,Inc., the Company's distributor.    The
Distribution Agreement grants distribution rights to all of the Company's television series and video assets to HollywoodLaundromat.Com, Inc. The terms of the Distribution Agreement require the distributor, HollywoodLaundromat.Com, Inc., to pay a variable percentage of all proceeds derived from television syndication of the Company's video assets, based on the market and language of the programming.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $(2,551,657) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)


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

Revenue recognition
-------------------
Revenues are recognized in accordance with ASC 926 and AICPA Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films". Under SOP 00-2, revenue from the sale or licensing of a film should be recognized only when all five of the following conditions are met:
1. Persuasive evidence of a sale or licensing arrangement with a customer exists. 2. The film is complete and has been delivered or is available for
immediate and unconditional      delivery (in accordance with the terms of
the arrangement). 3. The license period has begun and the customer can begin its exploitation, exhibition, or sale. 4. The fee is fixed or determinable.
5. Collection of the fee is reasonably assured.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)

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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)

Intangible Assets
-----------------
We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Our intangible assets are amortized over their estimated useful lives of as shown in the table below. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. (Refer to Note 7)

                                              Weighted Average
                                             Useful Life (years)
                                             -------------------
Distribution license                                     2

Film Cost Capitalization
------------------------
The Company capitalizes actual costs it incurs, to the extent it does not exceed estimated future revenues, for production and post-production of film that will later used in accordance with ASC 926, Entertainment - Films. The Company will begin amortization of capitalized film cost when a film is released and it begins to recognize revenue from the film.

Year-end
--------
The Company's fiscal year-end is September 30.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)

Recent Accounting Pronouncements
--------------------------------

In January 2810, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)


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

In January 2810, an officer contributed cash of $3,000 to the Company to pay for audit fees.

On February 1, 2010, the Company entered into agreements with 55 individuals for the issuance of a total of 3,272,598 shares of its common stock, valued at $1,145,410, in exchange for a release of claims and liability relating to the MMAX Assets which were concurrently assigned to us by the legal owners of the assets. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D. (see Note 7)

On February 1, 2010, the Company entered into two Employment Agreements with its President and Chief Executive Officer which required the Company to issue a total of 2,181,724 shares, valued at $763,603, to its new executives. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D. (see Note 8)

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)

On February 1, 2010, the Company entered into a distribution license agreement and agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of HollywoodLaundromat.Com, Inc., the Company's distributor. These shares were capitalized at their fair market value and will be amortized over an eighteen month period. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D. (Refer to Note 7)

On March 10, 2010, 33,418 preferred shares of stock were converted into 334,180 shares of common stock at a conversion rate of 10 to 1.

On March 10, 2010, a shareholder contributed $22,500 to the Company in order to provide working capital.

On April 20, 2010, 36,125 preferred shares of stock were converted into 361,250 shares of common stock at a conversion rate of 10 to 1.

On May 5, 2010, 37,895 preferred shares of stock were converted into 378,950 shares of common stock at a conversion rate of 10 to 1.

On May 13, 2010, 39,752 preferred shares of stock were converted into 397,520 shares of common stock at a conversion rate of 10 to 1.

On May 25, 2010, 42,410 preferred shares of stock were converted into 424,100 shares of common stock at a conversion rate of 10 to 1.

On June 16, 2010, 44,488 preferred shares of stock were converted into 444,880 shares of common stock at a conversion rate of 10 to 1.

On June 16, 2010 the Company sold 70,000 shares of its restricted common stock and 140,000 shares of its registered free trading common stock for cash of $63,000.

There were no other issuances of common or preferred stock or equivalents since May 30, 2006 (inception) through September 30, 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2010, a director of the Company was reimbursed travel expenses of $360, and an affiliated Company of a director was paid $61,407 for graphics, redigitizing and production expenses. The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)


NOTE 6  PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes", which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (35.0%)
                   Valuation reserve                35.0%
                                                   ------
                   Total                               -%

Income tax benefits as of September 30, 2010 and September 30, 2009, are calculated as follows:

                                                  Year Ended
                                                 September 30,
                                                 2010        2009
                                             ------------  --------
                            Book loss        $ 1,813,866   $19,400
                            Less: Book                 -         -
                            depreciation
                            Add: Tax                   -         -
                            depreciation
                                             ------------  --------
                            Net loss         $ 1,813,866   $19,400
                            Effective                 35%       35%
                            tax rate
                                             ------------  --------
                            Tax benefit      $   634,853   $ 6,790
                            Valuation        $  (634,853) $ (6,790)
                            allowance
                                             ------------  --------
                                             $         -   $      -
                                             ------------  --------

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)


During the year ended September 30, 2010, the Company recorded a valuation allowance of $(634,853), as compared to $(6,790) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended September 30, 2010.


NOTE 7  INTANGIBLE ASSETS

On February 1, 2010, the Company entered into an assignment agreement with a third party company ("Assignor") to acquire a video library of raw and edited television programs and related intellectual property such as brands and trademarks for the video content, collectively ("Acquired Assets"). The Acquired Assets were acquired by the Assignor in a non-judicial foreclosure process and then were improved by the Assignor through additional investment and development, however, the acquired video library and television programs still required additional post production work for commercial viability and distribution. Concurrently the Company entered into a separate agreement with Assignor for a release of claims and liability relating to the Acquired Assets ("Release of Claims") in exchange for 3,272,598 shares of the Company's common stock with a fair value of $1,145,410. The value of shares totaling $1,145,410 issued for the Release of Claims is considered as part of the overall acquisition cost of the Acquired Assets. Since the video library and television programs of the Acquired Assets require additional capital to complete the needed post production in order for such assets to be commercially viable and distributable, the Company deemed them as non-operational assets. Consequently, the Company impaired the value of the video library totaling $1,145,410.

On February 1, 2010, the Company entered into a distribution license agreement and agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of HollywoodLaundromat.Com, Inc., the Company's distributor. These shares were capitalized at their fair market value and will be amortized over an eighteen month period. Amortization expense for the distribution license was $2,181 and $0 for the years ended September 30, 2010 and 2009, respectively.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to the Financial Statements
                           September 30, 2010
                                 (Audited)


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

As of September 30, 2010, the prepaid balance totaling $254,534 for the remaining officer is being amortized over a period of 17 months.

NOTE 9 SUBSEQUENT EVENTS

In December 2010, the Company issued 800,000 shares of common stock in a private placement subsequent to the end of the fiscal year for $100,000.00. The offering price of the securities was $0.125 per share.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2010 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

4) ineffective controls over period end financial disclosure and reporting processes.


We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.


Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


       Name           Age        Positions and  Offices Held
----------------     ------      ----------------------------------------
Tommy Habeeb           52        CEO, Secretary, and Director


B.  Work Experience

Tommy Habeeb, CEO, Director, CFO, Secretary
-----------------------------------------------------

Mr. Habeeb has served as the Company's director, CEO, and secretary since February 1, 2010, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience:


Tommy Habeeb - Work Background

     MMAX Media, Inc.
       Dallas, Texas
       CEO, Director
       2010-Present

Mr. Habeeb, a Texas native, was born and raised in Corpus Christi, Texas. From day one he had his eye on the stars. Determined to perform from a very early age, he moved to Los Angeles to pursue his dream of acting soon after completing high school.

Briefly attending UCLA, Tommy made his way through the studios and worked on several feature films and television shows. At that time, he could scarcely realize that his most popular work would hit some twenty years later.

Habeeb relocated to New York City in 1990 to develop television and music projects. During his tenure he produced several pop, rock and country albums. Later returning to Texas, he produced "Entertainment Texas", a talk show format focusing on his home state's entertainment business.

While in Texas, Habeeb took a sudden career turn and designed a "buttoned" necktie, never seen before. This new accessory gained instant attention from many celebrities such as Michael Jordan, creating a new fashion trend. Habeeb's top-selling ties retail in formalwear stores across the nation. With the enormous success of his neckties, Habeeb subsequently ventured into designing shirts and other items which were sold through many popular retail stores such as JC Penney and Wal-Mart.

Habeeb sold his business to afford him the time to return to what he loved most of all: acting. Now one of the busiest creative forces in Texas, Habeeb starred in and co-produced the weekly reality television series, "CHEATERS". The show enjoys distribution with 80% clearance in over 230 markets in syndication around the world. Goldstein/Habeeb Entertainment produces "CHEATERS" with investigations filmed across the country, documenting relationships involving suspected infidelity in varied stages of development. Doubling as the show's star, private investigator "Tommy Grand", and as the co-producer of "CHEATERS", there was little time remaining for this "low handicap" golfer to engage in his favorite recreation.

"STAG", a new reality show that documents the happenings of a couple's bachelor or bachelorette party, is Habeeb's latest venture for 2004. He also currently hosts the syndicated television show "EYE FOR AN EYE", now in its second season.

The 6'3" producer is also featured in automobile commercials in several markets across the country and is the celebrity spokesman of a national ad campaign for the telephone company, "PHONES FOR ALL." This year Tommy will also star in a new sitcom, "OUT ON BAIL", as well as in the feature film, "DANGEROUS COUNTRY" while continuing to host the television show and video series, "SUPERSTAR IN SPORTS: Inside Training Camp", a training video for kids. Utilizing the world's top athletes, with hip-hop music and graphics, this fast-moving show provides both fun and information for the youngsters.

Add still another project to Tommy's hosting schedule, the high-energy "SPEEDZONE TV", providing viewers an insider's look at the exciting technology and the daring drivers in the popular sport of auto racing, soon to premiere in national syndication.

Tommy has been featured on: TONIGHT SHOW with JAY LENO, ENTERTAINMENT TONIGHT, NBC TODAY SHOW, NBC LATER TODAY SHOW, GOOD MORNING AMERICA, EXTRA, CNN, NBC, FOX, FOX NEWS, MSMBC, MAURY POVICH, SALLY JESSY RAPHAEL, LEEZA, as well as many other local, national & international television and radio programs. His newspaper and magazine appearances include TV GUIDE, STAR MAGAZINE, HOLLYWOOD REPORTER, VARIETY, ELECTRONIC MEDIA, LA TIMES, NY TIMES, DER SPIEGEL, and many others.

Education:

High School - Richard King High School, Corpus Christi, Texas.

UCLA - various classes studying film, left to pursue professional acting career in 1979.


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


Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Tommy Habeeb. Our director serves a one-year terms.


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


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to MMAX Media, Inc. Section 78.438 of the
Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the MMAX Media, Inc. shares, unless the transaction is approved by MMAX Media, Inc.'s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of MMAX Media, Inc.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended September 30, 2010 for our CEO and sole director. We did not have any executive officer as of the fiscal year end of September 30, 2009 receive any compensation.

Compensation
------------

Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation      Total
Name and Principal Position  Sept 30  ($)    ($)    ($)      ($)         ($)
-------------------------------------------------------------------------------
Tommy Habeeb       CEO/Dir.    2010  62,500   -0-    -0-  381,802     444,302

J. Chad Guidry     Former      2008      -0-  -0-    -0-       -0-         -0-
                   CEO/Dir.    2007      -0-  -0-    -0-       -0-         -0-

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Compensation
------------------

On February 1, 2010 the Company entered into an employment agreement with Tommy Habeeb in which stock shall be vested at the time of execution of the Agreement in the amount of 1,090,862 (one million ninety thousand eight hundred sixty-two) shares of unregistered common stock, which shares shall be fully paid and non-assessable obligations of the Company. In the event that Mr. Habeeb leaves the Company or substantially abandons his duties as set forth the Agreement, Mr. Habeeb shall be obliged to forgo his right and ownership of any stock not yet vested (ESOP plan). In June of 2010, Mr. Habeeb agreed to accept payment of $12,500 per month as compensation for his work and services for the Company. He has received two payments of $12,500 each so far pursuant to this agreement.


Outstanding Equity Awards at 2010 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of September 30, 2010.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on January 28, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of MMAX Media, Inc.'
common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                     AMOUNT AND    PERCENT OF    PERCENT OF
                                     NATURE OF     CLASS         CLASS
TITLE OF    NAME OF BENEFICIAL       BENEFICIAL    BEFORE        AFTER
CLASS       OWNER AND POSITION       OWNERSHIP     CONVERSION(1) CONVERSION(2)
-----------------------------------------------------------------------------
Common      Tommy Habeeb              1,090,862        8.8%           Nil
            Director & CEO

Common      Bill Kotler                 884,486        7.1%           Nil

Common      J. Chad Guidry            3,100,000       24.9%           2.0%

Common      Montage Ventures            960,862        7.7%           Nil
            Group, LLC (3)

Common      Cede & Co.                2,176,499       17.5%           1.4%

Ownership upon conversion of
  Shareholders' preferred stock

Common     Processing Pros, Inc.(4)   6,386,020        0.0%           4.1%

                                   -----------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                      (1 person)      1,090,862        8.8%           Nil

 (1) Percent of Class based on 12,403,374 shares before conversion of Series A Callable and Convertible Preferred shares.
 (2) Percent of Class based on 154,231,000 after conversion of the 750,000 Series A Callable and Convertible Preferred shares.
 (3) Montage Ventures Group, LLC, beneficially controlled and owned by Larry Biggs, 3523 McKinney Ave., Number 224, Dallas, TX 75204.
 (4) Processing Pros, Inc., a Nevada corporation, beneficially controlled and owned by Marcus Luna, President, Secretary, Treasurer and Director, 1000 N. Green Valley Pkwy., #300-137, Henderson, NV 89074.


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

There is a potential conflict of interest between the Company and Mr. Tommy Habeeb, the Company's sole officer and director. Mr. Habeeb has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Insofar as the officer and director is engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. However, should such a conflict arise, there is no assurance that Mr. Habeeb would not attend to other matters prior to those of the Company. Mr. Habeeb estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 15 hours per month over the course of several months but such figure cannot be stated with precision.

The company's sole officer/director has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of De Joya Griffith & Company, Certified Public Accountants, to perform audited financials for the Company. De Joya Griffith & Company own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company served as our principal independent public accountants for the fiscal year ending September 30, 2010, while Seale and Beers, CPAs served as our principal independent public accountants for fiscal year ending September 30, 2009. Aggregate fees billed to us for the years ended September 30, 2010 and 2009 by our current and former auditor are as follows:

                                                         For the Years Ended
                                                             September 30,
                                                         -------------------
                                                            2010      2009
                                                         -------------------

(1) Audit Fees(1)                                          $10,000   $7,750
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

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

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith & Company for the proposed services. In the fiscal year ending September 30, 2010, all fees paid to De Joya Griffith & Company were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       28
Independent Auditors' Report for the year ended
  September 30, 2010                                                  F-1
Independent Auditors' Report for the year ended
  September 30, 2009                                                  F-2
Balance Sheets                                                        F-3
Statements of Operations                                              F-4
Statements of Changes in Stockholders' Equity                        F-5-9
Statements of Cash Flows                                             F-10

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1    9/30/08   3.1  11/04/08
           dated May 30, 2006
------------------------------------------------------------------------------
 3.2       Bylaws dated May 31, 2006            S-1    9/30/08   3.2  11/04/08
           as currently in effect
------------------------------------------------------------------------------
 3.3 Amended Articles of Incorporation S-1 9/30/08 3.3 11/04/08 dated February 23, 2007 as currently in effect
------------------------------------------------------------------------------
 3.4       Articles/Designation dated           S-1    9/30/08   3.4  11/04/08
           April 29, 2008 as currently
           in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up
           agreement dated Apr. 1, 2009        10-Q    3/31/09  10.1   4/21/09
------------------------------------------------------------------------------
23.1       Consent Letter from De Joya   X
           Griffith & Company
------------------------------------------------------------------------------
23.2       Consent Letter from Seale     X
           and Beers, CPAs
------------------------------------------------------------------------------
31.1       Certification of CEO          X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of CEO          X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MMAX Media, Inc.
---------------------------------
        Registrant

By: /s/ Tommy Habeeb
    ---------------------------
        Tommy Habeeb
        Chief Executive Officer
        and Director
        Principal Executive Officer
        Principal Financial and
        Principal Accounting Officer

Date:  January 28, 2011
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Tommy Habeeb
    --------------------------------
        Tommy Habeeb
        Chief Executive Officer, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  January 28, 2011
       ----------------