Form 10-Q
period 2010-12-31
MMAX MEDIA, INC.
filed 2011-02-14
CIK 1448705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of February 11, 2011, the registrant had issued and outstanding 12,398,374 shares of its $0.001 par value Common Stock, 195,000,000 common voting shares authorized; and, 638,602 convertible and callable preferred issued and outstanding, 5,000,000 preferred shares authorized.

                              Table of Contents
                              MMAX Media, Inc.
                              Index to Form 10-Q
              For the Quarterly Period Ended December 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets                                                         3

   Statements of Operations                                               4

   Statements of Cash Flows                                               5

   Notes to the Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

Item 4T. Controls and Procedures                                         20

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A. Risk Factors                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information

Item 1.  Financial Statements

                                MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                          (a development stage company)
                                Balance Sheets

                                                  December 31, September 30,
                                                      2010          2010
                                                  (Unaudited)    (Audited)
                                                  ------------  ------------
ASSETS

  Current Assets:
    Cash                                          $    21,636   $     2,231
    Prepaid stock compensation                        190,900       190,900
                                                  ------------  ------------
  Total current assets                                212,536       193,131

  Other Assets:
    Distribution license, net of amortization
      of $2,909                                         1,454         2,181
    Prepaid stock compensation, non current            15,908        63,634
                                                  ------------  ------------
  Total other assets                                   17,362        65,815
                                                  ------------  ------------
TOTAL ASSETS                                      $   229,898   $   258,946
                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                              $     7,819   $    16,323
    Accounts payable - related party                   49,912        37,412
    Note payable                                        2,000        16,000
                                                  ------------  ------------
  Total current liabilities                            59,731        69,735
                                                  ------------  ------------
TOTAL LIABILITIES                                      59,731        69,735

  Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 638,602, 638,602 shares
     issued and outstanding as of 12/31/10 and
     9/30/10, respectively                                638           638
    Common stock, $0.001 par value, 195,000,000
     shares authorized, 12,398,374, 11,603,374
     issued and outstanding as of
     12/31/10 and 9/30/10, respectively                12,399        11,599
    Additional paid-in capital                      2,827,831     2,728,631
    Deficit accumulated during development stage  (2,670,701)   (2,551,657)
                                                  ------------  ------------
  Total stockholders' equity                          170,167       189,211
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   229,898   $   258,946
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                              MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                          Statements of Operations
                               (Unaudited)

                                                               For the Period
                                             For the three          from
                                             months ended         Inception
                                             December 31,    (May 30, 2006) to
                                         --------------------   December 31,
                                            2010       2009         2010
                                         ---------  ---------  --------------
REVENUE                                  $      -   $      -   $           -

EXPENSES
  Amortization                                727          -           2,909
  Consulting                               47,726          -         556,796
  General and administrative expenses      67,091      4,200         238,348
  Professional fees                         3,500          -          20,360
                                         ---------  ---------  --------------
    Total expenses                        119,044      4,200         818,413
                                         ---------  ---------  --------------

Net operating loss                       (119,044)    (4,200)       (818,413)
                                         ---------  ---------  --------------

OTHER EXPENSES
  Beneficial Conversion Feature of
   Preferred stock                               -          -       (706,878)
   Impairment loss                               -          -     (1,145,410)
                                        ----------  ----------  -------------
    Total other expenses                         -          -     (1,852,289)
                                        ----------  ----------  -------------

NET LOSS                               $ (119,044)  $  (4,200)  $ (2,670,701)
                                       ===========  ==========  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC                                  11,850,548   3,375,000
                                       ===========  ==========

LOSS PER SHARE - BASIC
                                       $    (0.01)  $   (0.00)
                                       ===========  ==========

     The accompanying notes are an integral part of these statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (a development stage company)
                          Statements of Cash Flows
                                (Unaudited)

                                                               For the Period
                                            For the three           from
                                            months ended        Inception
                                            December 31,     (May 30, 2006) to
                                      -----------------------   December 31,
                                          2010         2009         2010
                                      ------------  ---------  --------------
OPERATING ACTIVITIES
  Net Loss                            $  (119,044)  $ (4,200)  $  (2,670,701)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
     Stock based compensation              47,726          -         556,796
     Impairment loss related
       to assets acquired with
       common stock                             -          -       1,145,411
     Beneficial conversion feature
       of preferred stock                       -          -         706,878
     Amortization                             727          -           2,909
     Contributed services                       -          -          10,000
  Changes in assets and liabilities:
     Decrease in
        prepaid expense                         -      1,000               -
     Increase (decrease) in
       accounts payable                    (8,504)       725           7,819
     Increase in accounts
       payable - related party             12,500          -          49,912
     Increase in
       accrued expense                          -      1,500               -
                                      ------------  ---------  --------------
Cash used by operating activities         (66,595)      (975)       (190,976)

FINANCING ACTIVITIES
  Proceeds from note payable               8,000          -          24,000
  Payment on note payable                (22,000)         -         (22,000)
  Sale of common stock                    100,000          -         168,850
  Sale of preferred stock                       -          -             873
  Contributed capital                           -        975          40,889
                                      ------------  ---------  --------------
Cash provided by financing activities      86,000        975         212,612
                                      ------------  ---------  --------------

NET CHANGE IN CASH                         19,405          -          21,636
CASH - BEGINNING OF PERIOD                  2,231          -               -
                                      ------------  ---------  --------------
CASH - END OF PERIOD                  $    21,636   $      -   $      21,636
                                      ============  =========  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $       -  $      -   $           -
  Income taxes paid                      $       -  $      -   $           -
  Non-cash transactions
     Prepaid stock Compensation          $ 206,808  $      -   $     763,603
     Distribution license
      paid with common stock             $       -  $      -   $       4,363
     Non-operating assets                $       -  $      -   $           1

  The accompanying notes are an integral part of these financial statements.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements filed with its annual report. The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $2,670,701 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
The Company's cash and cash equivalents, accounts payable and accrued liabilities are considered financial instruments whose carrying value approximates fair value based on their short term nature.

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

Revenue recognition
-------------------
Revenues are recognized in accordance with ASC 926, "Accounting by Producers or Distributors of Films". Under ASC 926, revenue from the sale or licensing of a film should be recognized only when all five of the following conditions are met: 1. Persuasive evidence of a sale or licensing arrangement with a customer exists. 2. The film is complete and has been delivered or is available for immediate and unconditional delivery (in accordance with the terms of the arrangement). 3. The license period has begun and the customer can begin its exploitation, exhibition, or sale. 4. The fee is fixed or determinable. 5. Collection of the fee is reasonably assured.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


Our intangible assets are amortized over their estimated useful lives of as shown in the table below. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. (Refer to Note 6)

                                              Weighted Average
                                             Useful Life (years)
                                             -------------------
Distribution license                                     2

Film Cost Capitalization
------------------------
The Company capitalizes actual costs it incurs, to the extent it does not exceed estimated future revenues, for production and post-production of film that will later be used in accordance with ASC 926, Entertainment - Films. The Company will begin amortization of capitalized film cost when a film is released and it begins to recognize revenue from the film.

Year-end
--------
The Company's fiscal year-end is September 30.

Recent Accounting Pronouncements
--------------------------------
The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


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

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


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

On February 1, 2010, the Company entered into a distribution license agreement and agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of HollywoodLaundromat.Com, Inc., the Company's distributor. These shares were capitalized at their fair market value and will be amortized over an eighteen month period. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D. (Refer to Note 6)

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


On March 10, 2010, 33,418 preferred shares of stock were converted into 334,180 shares of common stock at a conversion rate of 10 to 1.

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

In December 2010, the Company issued 800,000 shares of common stock in a private placement for $100,000. The offering price of the securities was $0.125 per share.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2010, an affiliated Company of a director was paid $3,700 for graphics, redigitizing and production expenses. The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6  INTANGIBLE ASSETS

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

On February 1, 2010, the Company entered into a distribution license agreement and agreed to issue 218,172 shares of its common Stock, valued at $4,363, to Michael Wortsman, executive officer of HollywoodLaundromat.Com, Inc., the Company's distributor. These shares were capitalized at their fair market value and will be amortized over an eighteen month period. Amortization expense for the distribution license was $727 and $0 for the three months ended December 31, 2010 and 2009, respectively.

                             MMAX MEDIA, INC.
                   (formerly Nevada Processing Solutions)
                       (A development stage company)
                     Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


NOTE 7 - PREPAID EXPENSE

On February 1, 2010, the Company entered into two Employment Agreements with its President and Chief Executive Officer which required the Company to issue a total of 2,181,724 shares, valued at $763,603, to its new executives, for services to be performed over a two year period. As a result of the resignation of Larry Biggs, CEO, on April 30, 2010, the Company expensed $349,985 to write off the remaining prepaid balance attributed to the former CEO.

As of December 31, 2010, the prepaid balance totaling $206,808 for the remaining officer is being amortized over a period of 14 months.


NOTE 8 - CONCENTRATION OF CREDIT RISK

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

Note   9 - NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As December 31, 2010, the outstanding principle balance of the notes was $2,000.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Results of Operations for the three months ended December 31, 2010
------------------------------------------------------------------

MMAX Media, Inc. earned no revenues since its inception on May 30, 2006 through December 31, 2010. Management does not anticipate earning any significant revenues until such time as the Company's business plan becomes fully operational. MMAX Media, Inc. is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business.

For the period from inception through December 31, 2010, MMAX Media, Inc. generated no income and has experienced a net loss of $(2,670,701). This loss was attributed to settlement fees of $1,145,410, as well as the beneficial conversion feature of our preferred stock of $706,878. The bulk of our net loss represents the accounting of the beneficial conversion feature of our preferred stock to common stock, impairment loss and consulting fees.

For the three months ending December 31, 2010, MMAX Media, Inc. experienced a net loss of $(119,044) as compared to a net loss of $(4,200) for the same period last year. The Company's expenses for the three months ending December 31, 2010 consisted of: amortization $727; consulting fees of $47,726; general and administrative expenses of $67,091 and professional
fees of $3,500.   Most of the professional fees since the Company's inception consist of legal, consulting and audit fees.

The Company had cash on hand of $21,636, current prepaid expenses of $190,900 and long term prepaid expenses of $15,908 at December 31, 2010. As of December 31, 2010, the company had $59,731 in current liabilities. In the September 30, 2010 year-end financials the Company's auditor issued an opinion that MMAX Media, Inc.'s financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

The Company generated no revenues for the period from inception (May 30, 2006) through December 31, 2010. Management does not anticipate generating any revenues for at least 24 months.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their audit report for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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


Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2010, we had one employee,our sole officer and director. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our unaudited balance sheet as of December 31, 2010 reflects current assets of $212,536, non-current assets of $17,362 and $59,731 in current liabilities. This compares to our audited balance sheet as of September 30, 2010 which reflected current assets of $193,131, non-current assets of $65,815 and $69,735 in current liabilities.

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


Future Financing
----------------

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

We are seeking to raise additional funds in a future offering of our common stock. In the event we are unable to raise funds, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and we cannot assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any consistent or recurring funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.



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


Critical Accounting Policies and Estimates
------------------------------------------

Revenues are recognized in accordance with ASC 926 and, "Accounting by Producers or Distributors of Films". Under ASC 926, revenue from the sale or licensing of a film should be recognized only when all five of the following conditions are met: 1. Persuasive evidence of a sale or licensing arrangement with a customer exists. 2. The film is complete and has been delivered or is available for immediate and unconditional delivery (in accordance with the terms of the arrangement). 3. The license period has begun and the customer can begin its exploitation, exhibition, or sale.
4. The fee is fixed or determinable. 5. Collection of the fee is reasonably assured.


New Accounting Standards
------------------------

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


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

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

The evaluation examined those disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.


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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, the Company issued 800,000 shares of common stock in a private placement for $100,000. The offering price of the securities was $0.125 per share.


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


                                             MMAX Media, Inc.
                                       ---------------------------
                                                Registrant


Date:  February 11, 2011                   By: /s/ Tommy Habeeb
       -----------------                   --------------------------------
                                                   Tommy Habeeb
                                                   Chief Executive Officer,
                                                   Chief Financial Officer
                                                   and Director