Form 10-Q
period 2011-03-31
MMAX MEDIA, INC.
filed 2011-05-16
CIK 1448705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2011
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53574

———————
MMAX Media, Inc.
(Exact name of registrant as specified in its charter)
———————

Nevada	20-4959207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

511 N.E. 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301
(Address of Principal Executive Office) (Zip Code)

(800) 991-4534
(Registrant’s telephone number, including area code)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class		Shares Outstanding as of May 6, 2011
Common Stock, $0.001 Par Value Per Share		35,896,769

MMAX Media, Inc. and Subsidiaries

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010

PAGE	3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011, THE PERIOD FROM JANUARY 22, 2010 TO MARCH 31, 2010 AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	5
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011, THE PERIOD JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2010 AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	6 - 14	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(A DEVELOPMENT STAGE ENTERPRISE)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$194,789	$13,989
Prepaid expenses	3,308	2,082

TOTAL CURRENT ASSETS	198,097	16,071

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	25,840	25,283

OTHER ASSETS
Licenses, net	1,454	-
Deposits	4,290	-
Goodwill	4,705,104	-

TOTAL OTHER ASSETS	4,710,848	-

TOTAL ASSETS	$4,934,785	$41,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$44,209	$3,000
Accrued expenses	11,850	-
Due to shareholder	1,389	-
Deferred revenue	3,265	4,960
Note Payable	2,000	15,000

TOTAL CURRENT LIABILITIES	62,713	22,960

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 638,002 and 0 shares issued and outstanding, respectively	638	-
Common stock, $0.001 par value, 195,000,000 shares authorized, 35,886,769 and 20,582,076 shares issued and outstanding, respectively	35,887	20,580
Additional paid in capital	5,301,562	252,150
Accumulated deficit during development stage	(466,015)	(254,336)
TOTAL STOCKHOLDERS'S EQUITY	4,872,072	18,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,934,785	$41,354

See accompanying notes to the condensed consolidated financial statements

MMAX MEIDA INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE ENTERPRISE)
(UNAUDITED)

	For the Three Months	For the Period From January 22, 2010	For the Period From January 22, 2010
	Ended	(Inception) to	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue
Service Revenue, net	$7,990	$-	$36,963

OPERATING EXPENSES
Professional fees	49,737	-	51,517
Web development and hosting	15,225	3,824	35,847
Marketing	1,105	950	2,115
Payroll and payroll taxes	29,367	7,451	128,240
Consulting	55,000	1,000	166,673
Travel and entertainment	10,024	802	36,211
General and administrative	24,485	2,248	47,649
Total Operating Expenses	184,943	16,275	468,252

NET LOSS FROM OPERATIONS	(176,953)	(16,275)	(431,289)

OTHER INCOME (EXPENSES)
Interest expense	(34,726)	-	(34,726)
Total Other Income (Expense)	(34,726)	-	(34,726)

NET LOSS BEFORE PROVISION FOR
Income Taxes	(211,679)	(16,275)	(466,015)

Provision for Income Taxes	-	-	-

NET LOSS	$(211,679)	$(16,275)	$(466,015)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$

Weighted average number of shares outstanding during the period - basic and diluted	23,234,214	15,423,105

See accompanying notes to the condensed consolidated financial statements

MMAX MEDIA, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE ENTERPRISE)
(UNAUDITED)

	For the Three Months	For the Period From January 22, 2010	For the Period From January 22, 2010
	Ended	(Inception) to	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,679)	$(16,275)	$(466,015)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	9,057
Depreciation	2,112	-	2,537
Warrants issued for services	12,323	-	12,323
Common stock issued for services	41,500	-	152,173
Stock based compensation to note holders for interest	34,250	-	34,250
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,226)	-	(3,308)
Increase in accounts payable	40,485	-	43,485
Decrease in deferred revenue	(1,695)	-	3,265
Net Cash Used In Operating Activities	(83,930)	(16,275)	(212,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(4,290)	-	(4,290)
Purchase of computer equipment and website	(2,669)	-	(28,377)
Cash acquired in acquisition	4,088	-	4,088
Net Cash Used In Investing Activities	(2,871)	-	(28,579)

CASH FLOWS FROM FINANCING ACTIVITIES:

Notes payable	30,000	-	45,000
Repayment of notes payable	(30,000)	-	(30,000)
Sale of common stock	266,212	116,000	419,212
Proceeds from stockholder loan	1,389	-	1,389
Net Cash Provided By Financing Activities	267,601	116,000	435,601

NET INCREASE IN CASH	180,800	99,725	194,789

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,989	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,789	$99,725	$194,789

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash investing & financing activities:

On March 16, 2011, the Company issued 144,000 shares of common stock in exchange for a note payable of $15,000 with a beneficial conversion feature valued at $3,000.

On March 16, 2011, the following assets and liabilities of Mmax Media, Inc. were acquired:

License	1,453
Goodwill	4,705,104
Accounts payable and accrued liabilities	14,573
Issuance of stock	4,696,072

See accompanying notes to the condensed consolidated financial statements

MMAX MEDIA, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
( A DEVELOPMENT STAGE ENTERPRISE)
(UNAUDITED)

						Accumulated
					Additional	Deficit During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance January 22, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of stock for cash (founders)	-	-	14,370,816	14,370	(14,332)	-	38

Issuance of stock for cash	-	-	5,420,333	5,420	147,580	-	153,000

Issueance of stock for services	-	-	790,927	790	109,845	-	110,635

In contribution of services	-	-	-	-	9,057	-	9,057

Net Loss	-	-	-	-	-	(254,336)	(254,336)

Balance, December 31, 2010	-	-	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	-	-	207,319	209	28,791	-	29,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,404	4,683,030	-	4,696,072

Issuance of stock for cash, net of expenses of $8,788	-	-	2,200,000	2,200	264,012	-	266,212

Issuance of contingent shares in connection with notes payable	-	-	250,000	250	31,000	-	31,250

Issuance of contingent shares in connection with convertible note payable	-	-	144,000	144	17,856	-	18,000

Issuance of stock for Legal services	-	-	100,000	100	12,400	-	12,500

Warrants issued for services	-	-	-	-	12,323	-	12,323

Net Loss for the three months ended March 31, 2011	-	-	-	-	-	(211,679)	(211,679)

Balance, March 31, 2011	638,602	$638	35,886,769	$35,887	$5,301,562	$(466,015)	$4,872,072

See accompanying notes to the condensed consolidated financial statements

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

NOTE 1	ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair consolidated  financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

 (B) Organization

On March 16, 2011 (the “Closing Date”) MMAX Media, Inc. (“MMAX”) completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX.   Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and Hyperlocal is considered the accounting acquirer and the acquiree is MMAX since the members of Hyperlocal obtained voting and management control of MMAX.

Hyperlocal Marketing, LLC was originally organized in the State of Florida on January 22, 2010. The Company has focused its efforts on organizational activities, raising capital, software development and evaluating operational opportunities.

Hyperlocal, is a development stage company, that owns and operates products aimed at the location-based marketing industry. Hyperlocal develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management.  Hyperlocal has nominal revenues since its inception. Hyperlocal has also developed “PayMeOn”, a product designed to offer its customers income potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces

MMAX Media, Inc. and its wholly owned subsidiaries are herein referred to as the “Company”.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 to March 31, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. from January 22, 2010 (inception) through March 31, 2011.  All  intercompany accounts have been eliminated in the consolidation.

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

(D) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2011, the Company had a net loss of approximately $466,015 and used cash in operations of $212,233.  Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation valuation of website costs, valuations of goodwill, stock based compensation valuation of and any beneficial conversion features on convertible debt.

(C)Fair value measurements and Fair value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

(D) Computer Equipment and Website Costs

Computer Equipment and Website Costs are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of computer equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized.

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

(E) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes revenue from the sale of keywords over the period the keywords are purchased for exclusive use, usually one year.

The Company recognizes revenue from setup fees in accordance with Topic 13, which requires the fees to be deferred and amortized over the term of the agreements. Revenue from the sale of bulk text messages sales are recognized at the time messages are delivered. Revenue from monthly membership fees are recorded during the month the membership is earned.

(H) Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year.  The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted  average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of March 31, 2011, the638,602 preferred shares that are convertible into 6,386,020 shares of common stock, and the 500,000 shares issuable upon the exercise of warrants were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

NOTE 3    LICENSES

On February 1, 2010, the Company entered into a distribution license agreement valued at $4,363. Accumulated amortization for the distribution license was $2,909 as of March 31, 2011.

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

NOTE4 – ACQUISITION

On March 16, 2011 (the “Closing Date”) MMAX Media, Inc. completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX.  Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and Hyperlocal is considered the accounting acquirer and the acquiree is MMAX since the members of Hyperlocal obtained voting and management control of MMAX.  Hyperlocal is deemed to have issued 638,602 preferred shares and 12,403,374 common shares pursuant to the reverse merger (See note 7).

The purchase price was allocated first to record identifiable assets acquired and liabilities assumed at fair value and the remainder to goodwill as follows:

Cash	$4,088
License	1,453
Total assets acquired	5,541
Accounts payable and accrued liabilities	(14,573)
Total liabilities assumed	(14,573)
Goodwill	4,705,104
Total purchase price	$4,696,072

The amounts of MMAX's revenue and net loss included in the unaudited Company’s consolidated statement of operations for the three months ended March 31, 2011, and the unaudited supplemental pro forma revenue and net loss of the combined entity give effect to the acquisition had it occurred January 1, 2010 are as follows.

	(Unaudited)
	Revenues	Net Income (Loss)

Supplemental consolidated proforma information for the three months ended March 31, 2011	$7,990	$(436,035)

Supplemental consolidated pro forma information for the year ended December 31, 2010	$28,973	$(2,183,046)

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had acquisition been made as of January 1, 2010, nor is it indicative of the results of future combined operations.

NOTE 5	NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of March 31, 2011, the outstanding principal balance of the notes was $2,000.

On December 5, 2010 the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in a newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011 the holder is entitled to 150,000 shares of common stock in the newly formed entity. If the Company did not complete the merger, the holder is not entitled to any shares of common stock. The Company completed the Merger on March 16, 2011 and issued 150,000 shares of common stock valued at a recent  cash offering price of $18,750 ($.125per share) as additional consideration.  The Company repaid the note on March 23, 2011. Accrued interest at March 31, 2011 was $419.

On January 21, 2011, the Company borrowed $15,000 pursuant to a convertible note payable. The note bears interest at a rate of 10% per annum and is payable July 20, 2011. If the Company completes the merger prior to July 20, 2011 the note and accrued interest automatically converts into 144,000 shares of common stock in the newly formed entity. If the Company has not completed the merger by July 20, 2011 the note and accrued interest is due the holder .On March 16, 2011 the Company completed the merger and issued 144,000 shares of common stock value at a recent cash offering price of  $18,000 ($.125 per share) for principal of $15,000. On March 16, 2011, when the loan became convertible and was repaid, the Company recorded a beneficial conversion expense of $3,000 in interest expense.

On February 3, 2011, the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in the newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011 the holder is entitled to 150,000 shares of common stock in the newly formed entity. The Company completed the Merger on March 16, 2011 and issued 100,000 shares of common stock valued at a recent cash offering price of $12,500 ($.125 per share) as additional consideration. The Company repaid the note on March 23, 2011.  Accrued interest at March 31, 2011 was $58.

NOTE - 6	COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iphone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share).

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

NOTE – 7	STOCKHOLDERS EQUITY

The Company is authorized to issue up to 195,000,000 shares of common stock, par value $0.001, and up to 5,000,000 shares of convertible preferred stock, par value $0.001.

Each share of the convertible preferred stock can be exchanged for ten (10) shares of common stock of the Company.

During January 2010, the Company issued 14,370,816 shares to founders for services. The shares were valued at the fair value on the date of grant of $38 ($.000003 per share).

During March 2010, the Company issued 5,134,375 shares for cash of $133,000 ($.026 per share).

During June 2010, the Company issued 285,958 shares for cash of $20,000 ($.07 per share).

During 2010, the Company issued 790,927 shares for services with a fair value on the date of grant of $110,635 ($.14 per share).

During 2010, a related party shareholder contributed $9,057 of salary back to the Company. The amount was recorded as an in-kind contribution by the shareholder.

During January 2011, the Company issued 207,319 shares of common stock for software development with a fair value of $29,000, based on a recent cash offering price ($.139 per share).

On March 16, 2011 (the “Closing Date”) the Company was deemed to have issued 638,602 convertible preferred shares and 12,403,374 common shares for the acquisition of 100% of MMAX Media, Inc. (“MMAX”) pursuant to a reverse acquisition.  The shares were valued at the closing stock price on the date of acquisition which equaled a fair value of $4,696,072 (See note 4).

On the Closing Date March 16, 2011, the Company completed a private placement (the “Private Placement”) and sold an aggregate of 2,000,000 shares of restricted shares of Common Stock to 10 accredited investors for gross proceeds of $250,000 ($.125 per share) and paid direct offering costs of $8,788.

From the period March 17, 2011 to March 31, 2011 the Company sold an additional 200,000 shares of common stock for gross proceeds of $25,000 ($.125 per share).

During the three months ended March 31, 2011, the Company issued 100,000 shares of common stock for legal services with a fair value of $12,500 based on a recent cash offering price ($.125 per share).

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

During the three months ended March 31, 2011, the Company issued 144,000 shares of common stock for the conversion of a note payable of $15,000. In addition the Company recorded a beneficial conversion expense of $3,000 based on a recent cash offering price ($.125 per share).

During the three months ended March 31, 2011, the Company issued 250,000 shares of common stock for financing costs on notes payable of $31,250 based on a recent cash offering price ($.125 per share) (see note 5).

Warrants

The following tables summarize all warrant grants to consultants for the three months ended March 31, 2011 , and the related changes during these periods are presented below.  No stock options were granted during the three months ended March 31, 2011.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	-	-
Granted	500,000	$0.25
Exercised	-
Expired	-
Balance at March 31, 2011	500,000
Warrants Exercisable at March 31, 2011	500,000	$0.25
Weighted Average Fair Value of Warrants Granted During 2011		$0.25

 The following table summarizes information about warrants for the Company as of March 31, 2011:

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.25	500,000	3.00	$0.25	500,000	$0.25

On March 24, 2011, the Company granted 500,000 three year warrants having an exercise price of $0.25 per share to a consultant for services. The warrants vest immediately.  The Company has valued these warrants at their fair value of $12,323 using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	2 years
Expected volatility:	72%
Risk free interest rate:	0.72%
Expected dividends:	0%

NOTE 8	RELATED PARTIES

During 2010, a related party shareholder contributed $9,057 of salary back to the Company. The amount was recorded as an in-kind contribution by the managing member.

During the three months ended March 31, 2011, the Company borrowed $1,389 from a related party shareholder to pay operating expenses. The loan bears no interest and is due on demand.

MMAX MEDIA, INC. AND SUSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 (UNAUDITED)

NOTE 9	CONCENTRATIONS

For the three months ended March 31, 2011 and the period from January 22, 2010 inception to March 31, 2011 one customer accounted for 30% and 23% of total sales, respectively.

NOTE 10	SUBSEQUENT EVENT

During April 2011, the Company issued 10,000 shares of common stock for cash of $1,250 ($.125 per share).

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to product sales, future financings, or the commercial success of our products. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described from time to time in our future reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

MMAX Media, Inc. (“the Company” or “MMAX”) was formed on May 30, 2006 as Nevada Processing Solutions.  On February 1, 2010, the Company entered into an assignment agreement that assigned to the Company all contractual rights previously held by three entities, one of which was a MMAX shareholder, relating to a television “distribution agreement” with HollywoodLaundromat.Com, Inc., a California corporation, with the intention of commercializing acquired mixed martial arts television programming (“MMAX Fights”) and related intellectual property rights and promoting live mixed martial arts combat events throughout Latin America and primarily in Mexico.  While our distributor has secured distribution of 39 episodes (three seasons) of the MMAX Fights one hour television series on a limited basis in Puerto Rico, we do not anticipate generating any material revenues, if any, from the MMAX Fights. MMAX is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business.

On March 16, 2011 (the “Closing Date”) MMAX completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX.  Pursuant to the terms of the Merger Agreement, Tommy Habeeb resigned as our chief executive officer and director and Edward Cespedes was appointed to serve as our chief executive officer and director.  Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, Hyperlocal is considered the accounting acquirer and MMAX is considered the accounting acquiree.

Prior to the Closing Date, the Company completed a private placement and sold an aggregate of 2,000,000 shares of restricted shares of Common Stock to 10 accredited investors for gross proceeds of $250,000.

Hyperlocal Business Overview

As a result of the merger, we will principally engage in the operations of Hyperlocal, a development stage company that owns and operates products aimed at the location-based marketing industry. Hyperlocal develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management.  Hyperlocal was organized in January 2010.  Hyperlocal has nominal revenues since its inception.

Since inception, Hyperlocal has incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Hyperlocal products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of the Hyperlocal products.

Hyperlocal supports multiple text messaging services such as WAP, MMS and XHTML, runs on a commercial grade mobile marketing platform used by the National Football League, Major League Baseball and others and operates with all major mobile carriers, including AT&T, Sprint, T-Mobile and Verizon. The fully-integrated interface allows for web-based monitoring of customers. It provides access to real-time statistics for each customer’s account, including incoming and outgoing messages, number of keywords, credits, account status and more.

Hyperlocal has also developed “PayMeOn”, a product designed to offer its customers income potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces.

Our operations are currently conducted principally through our wholly-owned subsidiary, Hyperlocal.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes revenue from the sale of keywords over the period the keywords are purchased for exclusive use, usually one year.

The Company recognizes revenue from setup fees in accordance with Topic 13, which requires the fees to be deferred and amortized over the term of the agreements. Revenue from the sale of bulk text messages sales are recognized at the time messages are delivered. Revenue from monthly membership fees are recorded during the month the membership is earned.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset

Results of Operations

Hyperlocal was formed and commenced operations on January 22, 2010, as a development stage company. Accordingly, year over year comparisons and analysis are not meaningful for the three month period ending March 31, 2011.  Revenues for the three months ended March 31, 2011, totaled $7,990 and were derived from sales of the Company’s Hyperlocal mobile text marketing packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.

Operating expenses for the three months ended March 31, 2011 totaled $184,943 and primarily consisted of the following:

w	professional fees of $49,737 primarily related to costs and expenses associated with the Merger Agreement;

w	web development and hosting in the amount of $15,225 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;

w	payroll and payroll taxes of $29,367;

w	consulting fees of $55,000 primarily relating to assistance in corporate finance and programming and customer service services relating to the Company’s PayMeOn product;

w	travel and entertainment in the amount of $10,024; and

w	general and administrative expenses of $24,485.

For the period from inception (January 22, 2010) through March 31, 2011 we had revenues of $36,963 which were primarily derived from the sale of the Company’s Hyperlocal mobile text marketing packages.  Operating expenses for the period from inception through March 31, 2011 were $468,252, primarily consisting of the following:

w	professional fees of $51,517 primarily related to costs and expenses associated with the Merger Agreement;

w
web development and hosting in the amount of $35,847 primarily related to the Company’s Hyperlocal mobile text marketing business, and to a lesser extent development and hosting of the Company’s PayMeOn websites and mobile application;

w	payroll and payroll taxes of $128,240;

w	consulting fees of $166,673 primarily relating to sales and customer service support of the Company’s Hyperlocal mobile text marketing business and as set forth above;

w	travel and entertainment in the amount of $36,211; and

w	general and administrative expenses of $47,649 primarily consisting of licenses, accounting and other general and administrative expenses for the Hyperlocal mobile text marketing business.

Interest expense for the quarter ended March 31, 2011 totaled $34,726 and was primarily attributable to the beneficial conversion feature contained in our convertible note payable of $3,000 and contingent consideration issued to two note holders upon conversion of the notes payable of $31,250.  Such notes were originally issued by Hyperlocal.

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of approximately $194,789. At March 31, 2011 we had working capital of approximately $135,384 and an accumulated deficit of $466,015. This increase in both the cash balances and working capital was due to the completion of a private placement in March 2011 with net proceeds to the Company of approximately $266,212.

During the three months ended March 31, 2011, the Company completed a private placement and sold an aggregate of 2,200,000 shares of restricted shares of Common Stock to 12 accredited investors for gross proceeds of $275,000.  The proceeds from the private placement shall be used for the development of Hyperlocal products and general working capital purposes.  The private placement was conducted by the Company’s president and no fees or commissions were paid in connection with the private placement.

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2011, the Company had a net loss from inception of approximately $466,015.  Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal products.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Plan of Operations

We intend on continuing our efforts towards completing development of the Company’s PayMeOn products.  As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn.  We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space.  We expect to complete development of the PayMeOn product late in the second quarter 2011 or early in the third quarter 2011. Current working capital is not sufficient to maintain our current operations over the next 12 months and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations.  To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities.  We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us.  If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of the end of period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II.–OTHER FINANCIAL INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Merger Agreement effective March 16, 2011, we issued to holders of Hyperlocal membership interests 20,789,395 shares of the Company representing approximately 50.1% of the outstanding shares of the Company on a fully diluted basis in consideration of a 100% wholly owned interest in Hyperlocal.  There were 23 members of Hyperlocal prior to the merger.  The shares of common stock issued pursuant to the merger contain the same rights, terms and preferences as the Company's currently issued and outstanding shares of common stock.  The shares issued to the Hyperlocal members were issued under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506, promulgated thereunder. The shares contain a legend restricting transferability absent registration or applicable exemption. The Hyperlocal members received current information about the Company and had the opportunity to ask questions about the Company. All of the Hyperlocal members were deemed accredited.

During the three months ended March 31, 2011, the Company completed a private placement (the “Private Placement”) and sold an aggregate of 2,200,000 shares of restricted shares of Common Stock to 12 accredited investors for gross proceeds of $275,000 and paid direct offering costs of $8,788.  The proceeds from the Private Placement shall be used for the development of Hyperlocal products and general working capital purposes.  The Private Placement was conducted by the Company’s president and no fees or commissions were paid in connection with the Private Placement.  The shares issued to the investors were issued under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506, promulgated thereunder. The shares contain a legend restricting transferability absent registration or applicable exemption. The investors received current information about the Company and had the opportunity to ask questions about the Company. All of the investors were deemed accredited.

Effective March 16, 2011, the Company issued 144,000 shares of its common stock to a note holder pursuant to the conversion of a $15,000 promissory note issued by Hyperlocal.  Such promissory note automatically converted into shares of the Company’s common stock upon closing of the Merger Agreement.  The shares issued to the note holder were issued under the exemption from registration provided by Section 4(2) of the Securities Act and contain a legend restricting transferability absent registration or applicable exemption.  The note holder received current information about the Company and had the opportunity to ask questions about the Company.

Effective March 16, 2011, the Company issued 250,000 shares of common stock to the holder of Hyperlocal promissory notes in the principal amount of $30,000.  The shares were issued pursuant to the terms of the notes and were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting transferability absent registration or applicable exemption. The note holder received current information about the Company and had the opportunity to ask questions about the Company.

Effective March 16, 2011, the Company issued 100,000 shares of common stock to a service provider for legal, consulting and advisory services.  The shares were issued to the consultant under the exemption from registration provided by Section 4(2) of the Securities Act and such shares contain a legend restricting transferability absent registration or applicable exemption. The service provider received current information about the Company and had the opportunity to ask questions about the Company.

Effective March 24, 2011, the Company issued a warrant exercisable to purchase 500,000 shares of the Company’s common stock at a price per share of $0.25 for a period of three years.  The warrant was issued pursuant to the terms of an advisory services agreement.  The warrant was issued to the service provider under the exemption from registration provided by Section 4(2) of the Securities Act and such shares contain a legend restricting transferability absent registration or applicable exemption.  The service provider received current information about the Company and had the opportunity to ask questions about the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated February 17, 2011 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.3	Articles of Designation of Preferred Stock(2)

3.4	Bylaws(2)
10.1	Preferred Stock Lock up Agreement dated April 1, 2009(3)
10.2	Amendment to Preferred Stock Lock Up Agreement dated April 19, 2010(4)
10.3	Indemnification Agreement (5)
16.1	Letter from DeJoya Griffith & Company(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
———————
(1)	Incorporated by reference to the Company’s current report on Form 8-K filed March 21, 2011.

(2)	Incorporated by reference to the Company’s registration statement on Form S-1 filed November 4, 2008 (333-155028).

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009 filed on April 27, 2009.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed April 21, 2009.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed February 18, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer