Form 10-Q
period 2011-06-30
MMAX MEDIA, INC.
filed 2011-08-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of August 15, 2011
Common Stock, $0.001 Par Value Per Share			44,382,789

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

19

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

(Removed And Reserved)

20

Item 5.

Other Information

20

Item 6.

Exhibits

21

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(A DEVELOPMENT STAGE ENTERPRISE)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$54,776	$13,989
Prepaid expenses	—	2,082

TOTAL CURRENT ASSETS	54,776	16,071

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	25,989	25,283

OTHER ASSETS
Deposits	4,290	—

TOTAL OTHER ASSETS	4,290	—

TOTAL ASSETS	$85,055	$41,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$29,849	$3,000
Accrued expenses	28,647	—
Due to shareholder	1,389	—
Deferred revenue	1,571	4,960
Note payable	2,000	15,000

TOTAL CURRENT LIABILITIES	63,456	22,960

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 277,733 and 0 shares issued and outstanding, respectively	277	—
Common stock, $0.001 par value, 195,000,000 shares authorized, 39,505,459 and 20,582,076 shares issued and outstanding, respectively	39,503	20,580
Additional paid in capital	5,299,557	252,150
Accumulated deficit during development stage	(5,317,738)	(254,336)

TOTAL STOCKHOLDERS'S EQUITY	21,599	18,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,055	$41,354

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEIDA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Period From January 22, 2010 (Inception) to June 30, 2010	For the Period From January 22, 2010 (Inception) to June 30, 2011

Revenue
Service Revenue, net	$10,653	$4,555	$18,643	$4,555	$47,616

OPERATING EXPENSES
Professional fees	37,803	1,005	87,540	1,005	89,320
Web development and hosting	22,886	4,190	38,111	8,014	58,733
Marketing	1,917	1,044	3,022	1,994	4,032
Payroll and payroll taxes	64,395	44,688	93,762	52,139	192,635
Consulting	211	38	55,211	1,038	166,884
Travel and entertainment	2,997	7,993	13,021	8,795	39,208
Impairment of intangible assets	4,706,558	—	4,706,558	—	4,706,558
General and administrative	9,034	4,739	33,519	6,987	56,683

Total Operating Expenses	4,845,801	63,697	5,030,744	79,972	5,314,053

NET LOSS FROM OPERATIONS	(4,835,148)	(59,142)	(5,012,101)	(75,417)	(5,266,437)

OTHER EXPENSES
Liquidated damages	16,575	—	16,575	—	16,575
Interest expense	—	—	34,726	—	34,726

Total other expenses	16,575	—	51,301	—	51,301

Net loss before provision for income taxes	(4,851,723)	(59,142)	(5,063,402)	(75,417)	(5,317,738)

Provision for Income Taxes	—	—	—	—	—

NET LOSS	$(4,851,723)	$(59,142)	$(5,063,402)	$(75,417)	$(5,317,738)

Net loss per share - basic and diluted	$(0.13)	$(0.00)	$(0.17)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	36,884,141	18,788,292	30,056,795	17,281,001

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

( A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

					Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value

Balance January 22, 2010 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of stock for cash (founders)	—	—	14,370,816	14,370	(14,332)	—	38

Issuance of stock for cash	—	—	5,420,333	5,420	147,580	—	153,000

Issuance of stock for services	—	—	790,927	790	109,845	—	110,635

In contribution of services	—	—	—	—	9,057	—	9,057

Net Loss	—	—	—	—	—	(254,336)	(254,336)

Balance, December 31, 2010	—	—	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	—	—	207,319	207	28,793	—	29,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,403	4,683,031	—	4,696,072

Issuance of stock for cash, net of expenses $8,788	—	—	2,210,000	2,210	265,252	—	267,462

Issuance for loan conversion	—	—	394,000	394	48,856	—	49,250

Issuance of stock for legal services	—	—	100,000	100	12,400	—	12,500

Warrants issued for services	—	—	—	—	12,323	—	12,323

Conversion of preferred stock to common stock	(360,869)	(361)	3,608,690	3,609	(3,248)	—	—

Net Loss for the six months ended June 30, 2011	—	—	—	—	—	(5,063,402)	(5,063,402)

Balance, June 30, 2011	277,733	$277	39,505,459	$39,503	$5,299,557	$(5,317,738)	$21,599

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

	For the Six Months Ended June 30, 2011	For the Period From January 22, 2010 (Inception) to June 30, 2010	For the Period From January 22, 2010 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,063,402)	$(75,417)	$(5,317,738)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	—	38	119,730
Depreciation	4,449	—	6,610
Impairment of license	1,454		1,454
Impairment of goodwill	4,705,104		4,705,104
Warrants issued for services	12,323	—	12,323
Common stock issued for services	41,500	—	41,500
Financing cost to note holders for interest	31,250	—	31,250
Beneficial conversion	3,000	—	3,000
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	2,082	—	—
Increase in accounts payable	26,347	—	29,347
Increase in accrued expenses	16,575		16,575
(Decrease) / increase in deferred revenue	(3,389)	—	1,571
Net Cash Used In Operating Activities	(222,707)	(75,379)	(349,274)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits	(4,290)	—	(4,290)
Purchase of computer equipment and website	(5,155)	(4,768)	(32,599)
Cash acquired in acquisition	4,088	—	4,088
Net Cash Used In Investing Activities	(5,357)	(4,768)	(32,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	30,000	—	45,000
Repayment of notes payable	(30,000)	—	(30,000)
Sale of common stock	267,462	143,000	420,462
Due to stockholder	1,389	—	1,389
Net Cash Provided By Financing Activities	268,851	143,000	436,851

NET INCREASE IN CASH	40,787	62,853	54,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,989	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,776	$62,853	$54,776

Supplemental disclosure of non cash investing &financing activities:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—
Impairment of goodwill acquired and license agreement	$4,706,558	$—	$4,706,558

On March 16, 2011, the Company issued 144,000 shares of common stock in exchange for a note payable of $15,000 with a beneficial conversion feature valued at $3,000.

On March 16, 2011, the Company issued 12,403,374 common shares and 638,602 preferred shares for the acquisition of Mmax Media, Inc. The shares were valued at the closing stock price of $0.25 per share for total merger consideration of $4,696,072.

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

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

(C)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 to June 30, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. from January 22, 2010 (inception) through June 30, 2011. All intercompany accounts have been eliminated in the consolidation.

(D)

Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2011, the Company had an accumulated deficit of $5,317,738 and used cash in operations of $349,274 from inception and a working capital deficiency of $8,680. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development and the impairment of goodwill and licenses in the amount of $4,705,104 and $1,454, respectively.

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Cash and Cash Equivalents

The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

(B)

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, goodwill, stock based compensation and any beneficial conversion features on convertible debt.

(C)

Fair value measurements and Fair value of Financial Instruments

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

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

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

(G)

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

(I)

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of June 30, 2011 there are 277,733 preferred shares that are convertible into 2,777,330 shares of common stock, and 500,000 shares issuable upon the exercise of warrants were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive. There are no dilutive securities outstanding as of June 30, 2010.

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 4 – LICENSES

On February 1, 2010, the Company entered into a distribution license agreement valued at $4,363. Accumulated amortization for the distribution license was $2,909 as of June 30, 2011. The unamortized amount of $1,454 was impaired and expensed during the quarter ended June 30, 2011.

NOTE 5 – ACQUISITION

On March 16, 2011 (the “Closing Date”) MMAX Media, Inc. completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and Hyperlocal is considered the accounting acquirer and the acquiree is MMAX since the members of Hyperlocal obtained voting and management control of MMAX. Hyperlocal is deemed to have issued 638,602 preferred shares and 12,403,374 common shares pursuant to the reverse merger (See note 9).

The purchase price was allocated first to record identifiable assets acquired and liabilities assumed at fair value and the remainder to goodwill as follows:

Cash	$4,088
License	1,453
Total assets acquired	5,541
Accounts payable and accrued liabilities	(14,573)
Total liabilities assumed	(14,573)
Goodwill	4,705,104
Total purchase price	$4,696,072

At June 30, 2011 the Company determined there was no future economic value for the goodwill and license acquired and fully impaired the assets in the amount of $4,705,104 and $1,454, respectively.

The amounts of MMAX's revenue and net loss included in the unaudited Company’s consolidated statement of operations for the six months ended June 30, 2011, and the unaudited supplemental pro forma revenue and net loss of the combined entity give effect to the acquisition had it occurred January 1, 2010 are as follows.

	(Unaudited)
	Revenues	Net Income (Loss)

Supplemental consolidated proforma information for the six months ended June 30, 2011	$18,643	$(5,287,758)

Supplemental consolidated pro forma information for the year ended December 31, 2010	$28,973	$(2,183,046)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had acquisition been made as of January 1, 2010, nor is it indicative of the results of future combined operations.

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 6. – LIQUIDATED DAMAGES

Pursuant to the Company’s private placement completed during the six months ended June 30, 2011 in the gross amount of $276,250, as of June 30, 2011 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 2,210,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement and declared effective within 180 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. Furthermore, the damages payable to each holder shall not exceed 6% of the aggregate amount invested by such Holder. At June 30, 2011 the Company has not filed the required registration statement and has accrued $16,575 of liquidated damages.

NOTE 7 – NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of June 30, 2011, the outstanding principal balance of the notes was $2,000.

On December 5, 2010 the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in a newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011 the holder is entitled to 150,000 shares of common stock in the newly formed entity. If the Company did not complete the merger, the holder is not entitled to any shares of common stock. The Company completed the Merger on March 16, 2011 and issued 150,000 shares of common stock valued at a recent cash offering price of $18,750 ($.125 per share) as additional consideration. The Company repaid the note on March 23, 2011. Accrued interest at June 30, 2011 was $419.

On January 21, 2011, the Company borrowed $15,000 pursuant to a convertible note payable. The note bears interest at a rate of 10% per annum and is payable July 20, 2011. If the Company completes the merger prior to July 20, 2011 the note and accrued interest automatically converts into 144,000 shares of common stock in the newly formed entity. If the Company has not completed the merger by July 20, 2011 the note and accrued interest is due the holder. On March 16, 2011 the Company completed the merger and issued 144,000 shares of common stock value at a recent cash offering price of $18,000 ($.125 per share) for principal of $15,000. On March 16, 2011, when the loan became convertible and was repaid, the Company recorded a beneficial conversion expense of $3,000 in interest expense and paid accrued interest of $99.

On February 3, 2011, the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in the newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011 the holder is entitled to 150,000 shares of common stock in the newly formed entity. The Company completed the Merger on March 16, 2011 and issued 100,000 shares of common stock valued at a recent cash offering price of $12,500 ($.125 per share) as additional consideration. The Company repaid the note on March 23, 2011. Accrued interest at June 30, 2011 was $58.

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iphone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of June 30, 2011 there were no amounts owed.

NOTE 9 – STOCKHOLDERS EQUITY

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

On March 16, 2011 (the “Closing Date”) the Company was deemed to have issued 638,602 convertible preferred shares and 12,403,374 common shares for the acquisition of 100% of MMAX Media, Inc. (“MMAX”) pursuant to a reverse acquisition. The shares were valued at the closing stock price on the date of acquisition which equaled a fair value of $4,696,072 (See note 5).

On the Closing Date March 16, 2011, the Company completed a private placement (the “Private Placement”) and sold an aggregate of 2,000,000 shares of restricted shares of Common Stock to 10 accredited investors for gross proceeds of $250,000 ($.125 per share) and paid direct offering costs of $8,788.

From the period March 17, 2011 to June 30, 2011 the Company sold an additional 210,000 shares of common stock for gross proceeds of $26,250 ($.125 per share).

During the six months ended June 30, 2011, the Company issued 100,000 shares of common stock for legal services with a fair value of $12,500 based on a recent cash offering price ($.125 per share).

During the six months ended June 30, 2011, the Company issued 144,000 shares of common stock for the conversion of a note payable of $15,000. In addition the Company recorded a beneficial conversion expense of $3,000 based on a recent cash offering price ($.125 per share).

During the six months ended June 30, 2011, the Company issued 250,000 shares of common stock for financing costs on notes payable of $31,250 based on a recent cash offering price ($.125 per share) (see note 7).

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

On May 11, 2011, 176,335 shares of convertible preferred stock were converted into 1,763,350 shares of common stock.

On June 30, 2011, 184,534 shares of convertible preferred stock were converted into 1,845,340 shares of common stock.

Warrants

The following tables summarize all warrant grants to consultants for the six months ended June 30, 2011, and the related changes during these periods are presented below. No stock options were granted during the six months ended June 30, 2011.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	—	—
Granted	500,000	$0.25
Exercised	—
Expired	—
Balance at June 30, 2011	500,000
Warrants Exercisable at June 30, 2011	500,000	$0.25
Weighted Average Fair Value of Warrants Granted During 2011		$0.25

The following table summarizes information about warrants for the Company as of June 30, 2011:

	2011 Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31 2001	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at June 30 2011	Weighted Average Exercise Price
$0.25	500,000	2.75	$0.25	500,000	$0.25

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

NOTE 10 – RELATED PARTIES

During 2010, a related party shareholder and officer contributed $9,057 of salary to the Company. The amount was recorded as an in-kind contribution. .

During the six months ended June 30, 2011, the Company borrowed $1,389 from a related party shareholder and officer to pay operating expenses. The loan bears no interest and is due on demand.

NOTE 11 – CONCENTRATIONS

For the six months ended June 30, 2011 and the period from January 22, 2010 inception to June 30, 2011 one customer accounted for 39% and 15% of total sales, respectively.

MMAX MEDIA, INC. AND SUSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 12 – SUBSEQUENT EVENT

On July 1, 2011 the Company issued 20,000 shares of common stock for services with a fair value of $6,000 ($.30 per share).

On July 12, 2011, 193,576 shares of convertible preferred stock were converted into 1,935,760 shares of common stock.

On August 11, 2011, 84,157 shares of convertible preferred stock were converted into 841,570 shares of common stock.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total.

On July 7, 2011, the Company granted options to purchase 200,000 shares of its common stock having an exercise price of $0.26 per share to a consultant.  Options to purchase 100,000 shares are exercisable upon the date of grant and the remaining options to purchase 100,000 shares are exercisable six months from the date of grant.  The options expire on July 7, 2012.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to a consultant at an exercise price of $0.26 per share.  The options vest immediately.  The options expire on July 7, 2013.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to an employee at an exercise price of $0.26 per share.  The options vest immediately.  The options expire on July 7, 2013.

During July and August the Company received subscriptions for the purchase of an aggregate of 2,080,000 shares of its common stock from 11 subscribers at a purchase price of $0.125 per share for gross proceeds of $260,000.  No fees or commissions were paid in connection with the subscriptions.

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

Hyperlocal Business Overview

As a result of the merger, we principally engage in the operations of Hyperlocal, a development stage company that owns and operates products aimed at the location-based marketing industry. Hyperlocal develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management.  Hyperlocal was organized in January 2010.  Hyperlocal has nominal revenues since its inception.

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

Hyperlocal has also developed “PayMeOn™”, a product designed to offer its customers social income™ potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces.

Our operations are currently conducted principally through our wholly-owned subsidiary, HLM PayMeOn, Inc.

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

Hyperlocal was formed and commenced operations on January 22, 2010, as a development stage company. Accordingly, year over year comparisons and analysis are not meaningful for the three month period ending June 30, 2011.  Revenues for the three months ended June 30, 2011, totaled $10,653 and were principally derived from sales of the Company’s Hyperlocal mobile text marketing packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.  A small amount of sales were derived from our PayMeOn business, which is still in its development stage.

Operating expenses for the three months ended June 30, 2011 totaled $4,845,801.  Operating expenses were largely made up of a $4,706,558 expense related to the impairment of goodwill and license agreements associated with the mixed martial arts television production business that was operated by the Company prior to its merger with Hyperlocal on March 16, 2011.  A summary of the operating expenses for the three months ended June 30, 2011 is included below:

w

professional fees of $37,803 primarily related to legal and accounting expenses associated with the operations of the business;

w

web development and hosting in the amount of $22,886 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;

w

payroll and payroll taxes of $64,395;

w

consulting fees of $211 primarily relating to assistance in corporate finance and programming and customer service services relating to the Company’s PayMeOn product;

w

travel and entertainment in the amount of $2,997;

w

general and administrative expenses of $9,034;

w

Impairment of goodwill and license agreements of $4,706,558; and

w

Marketing expenses of $1,917.

Operating expenses for the six months ended June 30, 2011 totaled $5,030,744.  Operating expenses were largely made up of a $4,706,558 expense related to the impairment of goodwill and license agreements associated with the mixed martial arts television production business that was operated by the Company prior to its merger with Hyperlocal on March 16, 2011.  A summary of the operating expenses is included below:

w

professional fees of $87,540 primarily related to legal and accounting expenses associated with the operations of the business;

w

web development and hosting in the amount of $38,111 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;

w

payroll and payroll taxes of $93,762;

w

consulting fees of $55,211 primarily relating to assistance in corporate finance and programming and customer service services relating to the Company’s PayMeOn product;

w

travel and entertainment in the amount of $13,021;

w

general and administrative expenses of $33,519;

w

Impairment of goodwill  and license agreements of $4,706,558; and

w

Marketing expenses of $3,022.

For the period from inception (January 22, 2010) through June 30, 2011 we had revenues of $47,616 which were primarily derived from the sale of the Company’s Hyperlocal mobile text marketing packages and a small amount of PayMeOn related sales.  Operating expenses for the period from inception through June 30, 2011 were $5,314,053, primarily consisting of the following:

w

professional fees of $89,320 primarily related to costs and expenses associated with the Merger Agreement;

w

web development and hosting in the amount of $58,733 primarily related to the Company’s Hyperlocal mobile text marketing business, and the development and hosting of the Company’s PayMeOn websites and mobile application;

w

payroll and payroll taxes of $192,635;

w

consulting fees of $166,884 primarily relating to sales and customer service support of the Company’s Hyperlocal mobile text marketing business and as set forth above;

w

travel and entertainment in the amount of $39,208;

w

general and administrative expenses of $56,683 primarily consisting of licenses, accounting and other general and administrative expenses for the Hyperlocal mobile text marketing business;

w

Impairment of goodwill and license agreements of $4,706,558; and

w

Marketing expenses of $4,032.

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of approximately $54,776. At June 30, 2011 we had working capital deficit of $8,680 and an accumulated deficit of $5,317,738.

From March 2011 through June 2011, the Company privately sold an aggregate of 2,210,000 shares of restricted shares of common stock to 11 accredited investors for gross proceeds of $276,250.  The proceeds from the private placement shall be used for the continued development of Hyperlocal and PayMeOn products and general working capital purposes.  The private placement was conducted by the Company’s president and CEO and no fees or commissions were paid in connection with the private placement.  See Note 6 and Note 9 to the unaudited financial statements.

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2011, the Company had a net loss from inception of $5,317,738.  Losses have principally occurred as a result of the impairment of goodwill associated with the mixed martial arts television production business that was operated by the Company prior to the acquisition by Hyperlocal Marketing on March 16, 2011.  The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products.

Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Plan of Operations

We intend on continuing our efforts towards completing development of the Company’s PayMeOn products.  As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn.  We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space.  We expect to complete development of the PayMeOn product during the third quarter 2011. Current working capital is not sufficient to maintain our current operations over the next 12 months and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations.  To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities.  We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us.  If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Subsequent Events

On July 1, 2011 the Company issued 20,000 shares of common stock value at $6,000 ($.30 per share).

On July 12, 2011, 193,576 shares of convertible preferred stock were converted into 1,935,760 shares of common stock.

On August 11, 2011, 84,157 shares of convertible preferred stock were converted into 841,570 shares of common stock.

On July 7, 2011, the Company granted options to purchase 200,000 shares of its common stock having an exercise price of $0.26 per share to a consultant.  Options to purchase 100,000 shares are exercisable upon the date of grant and the remaining options to purchase 100,000 shares are exercisable six months from the date of grant.  The options expire on July 7, 2012.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to a consultant at an exercise price of $0.26 per share.  The options vest immediately.  The options expire on July 7, 2013.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to an employee at an exercise price of $0.26 per share.  The options vest immediately.  The options expire on July 7, 2013.

During July and August the Company received subscriptions for the purchase of an aggregate of 2,080,000 shares of its common stock from 11 subscribers at a purchase price of $0.125 per share for gross proceeds of $260,000.  No fees or commissions were paid in connection with the subscriptions.

Effective August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period. The agreement provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined under the agreement, for an annual minimum of $50,000 in total.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions.

Therefore, our internal controls over financial reporting were not effective as of June 30, 2011 based on the material weakness described below.

w

insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;

w

lack of competent financial management personnel with appropriate accounting knowledge and training;

w

our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience;

w

we rely on outside consultant to prepare our financial statements; and

w

insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. In order to mitigate the foregoing material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2011, the Company issued 10,000 shares of restricted common stock to an accredited investor for gross proceeds of $1,250 ($.125 per share).  No fees or commissions were paid in connection with the offering.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act and the share contain a legend restricting their transferability absent registration or applicable exemption.

On May 11, 2011, 176,335 shares of convertible preferred stock were converted into 1,763,350 shares of common stock.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such shares contained a legend restricting transferability absent registration or applicable exemption.

On June 30, 2011, 184,534 shares of convertible preferred stock were converted into 1,845,340 shares of common stock. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such shares contained a legend restricting transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

 Pursuant to the Company’s private placement completed during the six months ended June 30, 2011 in the gross amount of $276,250, as of June 30, 2011 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 2,210,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement and declared effective within 180 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. Furthermore, the damages payable to each Holder shall not exceed 6% of the aggregate amount invested by such holder. At June 30, 2011 the Company has not filed the required registration statement and has accrued $16,575 of liquidated damages.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated February 17, 2011 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.3	Articles of Designation of Preferred Stock(2)
3.4	Bylaws(2)
10.1	Preferred Stock Lock up Agreement dated April 1, 2009(3)
10.2	Amendment to Preferred Stock Lock Up Agreement dated April 19, 2010(4)
10.3	Indemnification Agreement (5)
10.4	Employment Agreement with Edward Cespedes effective August 15, 2011 (to be filed)
16.1	Letter from DeJoya Griffith & Company(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File**

———————

**

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

(1)

Incorporated by reference to the Company’s current report on Form 8-K filed March 21, 2011.

(2)

Incorporated by reference to the Company’s registration statement on Form S-1 filed November 4, 2008 (333-155028).

(3)

Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2009 filed on April 27, 2009.

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

Date: August 15, 2011

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer