Form 10-Q
period 2011-09-30
MMAX MEDIA, INC.
filed 2011-11-18
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of November 14, 2011
Common Stock, $0.001 Par Value Per Share			44,646,539

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

1

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

18

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

21

Item 4.

(Removed And Reserved)

21

Item 5.

Other Information

21

Item 6.

Exhibits

22

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE ENTERPRISE)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$130,554	$13,989
Prepaid expenses	6,600	2,082

TOTAL CURRENT ASSETS	137,154	16,071

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	23,652	25,283

OTHER ASSETS
Deposits	4,290	-

TOTAL OTHER ASSETS	4,290	-

TOTAL ASSETS	$165,096	$41,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$9,356	$3,000
Accrued expenses	29,066	-
Deferred revenue	124	4,960
Note Payable	2,000	15,000

TOTAL CURRENT LIABILITIES	40,546	22,960

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized, 44,646,539 and 20,582,076 shares issued and outstanding, respectively	44,645	20,580
Additional paid in capital	6,128,857	252,150
Accumulated deficit during development stage	(6,048,952)	(254,336)
TOTAL STOCKHOLDERS’ EQUITY	124,550	18,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,096	$41,354

See accompanying notes to condensed consolidated unaudited financial statements

MMAX MEDIA INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE ENTERPRISE)
(UNAUDITED)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Period from January 22, 2010 (Inception) to September 30, 2010	For the Period from January 22, 2010 (Inception) to September 30, 2011

Revenue
Service Revenue, net	$7,285	$13,176	$25,928	$17,731	$54,901

OPERATING EXPENSES
Professional fees	7,106	775	94,646	1,780	96,426
Web development and hosting	17,435	1,473	55,546	9,487	76,168
Marketing	5,135	1,028	8,157	3,022	9,167
Payroll and payroll taxes	119,409	28,628	213,171	80,767	312,044
Consulting	529,462	1,530	584,673	2,568	696,346
Travel and entertainment	9,135	9,786	22,156	18,581	48,343
Impairment of goodwill	-	-	4,706,558	-	4,706,558
General and administrative	50,817	10,606	84,336	17,593	107,500
Total Operating Expenses	738,499	53,826	5,769,243	133,798	6,052,552

NET LOSS FROM OPERATIONS	(731,214)	(40,650)	(5,743,315)	(116,067)	(5,997,651)

OTHER EXPENSES
Liquidated damages	-	-	16,575	-	16,575
Interest expense	-	-	34,726	-	34,726
Total other expenses	-	-	51,301	-	51,301

Net loss before provision for income taxes	(731,214)	(40,650)	(5,794,616)	(116,067)	(6,048,952)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(731,214)	$(40,650)	$(5,794,616)	$(116,067)	$(6,048,952)

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.17)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	43,245,232	19,436,879	34,487,551	18,071,203

See accompanying notes to condensed consolidated unaudited financial statements

MMAX MEDIA, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE ENTERPRISE)
(UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Period From January 22, 2010 (Inception) to September 30, 2010	For the Period From January 22, 2010 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,794,616)	$(116,067)	$(6,048,952)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	8,244	119,730
Depreciation	6,786	329	8,947
Impairment of license	1,454		1,454
Impairment of goodwill	4,705,104		4,705,104
Warrants issued for services	511,913	-	511,913
Common stock issued for services	95,000	-	95,000
Financing cost to note holders for interest	31,250	-	31,250
Beneficial conversion	3,000	-	3,000
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	(18)	-	(2,100)
Increase in accounts payable	22,848	-	25,848
Increase in liquidated damages	16,575	-	16,575
(Decrease) / increase in deferred revenue	(4,836)	-	124
Net Cash Used In Operating Activities	(405,540)	(107,494)	(532,107)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits	(4,290)	-	(4,290)
Purchase of computer equipment and website	(5,155)	(4,958)	(32,599)
Cash acquired in acquisition	4,088	-	4,088
Net Cash Used In Investing Activities	(5,357)	(4,958)	(32,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	30,000	-	45,000
Repayment of notes payable	(30,000)	-	(30,000)
Sale of common stock	527,462	142,962	680,462
Net Cash Provided By Financing Activities	527,462	142,962	695,462

NET INCREASE IN CASH	116,565	30,510	130,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,989	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,554	$30,510	$130,554

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Impairment of goodwill acquired and license agreement	$4,706,558	$-	$4,706,558
Common stock issued for payment of liquated damages	$16,575	$-	$16,575
Common stock issued for prepaid expenses	$4,500	$-	$4,500

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

See accompanying notes to condensed consolidated unaudited financial statements

MMAX MEDIA, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
( A DEVELOPMENT STAGE ENTERPRISE)
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance January 22, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of stock for cash (founders)	-	-	14,370,816	14,370	(14,332)	-	38

Issuance of stock for cash	-	-	5,420,333	5,420	147,580	-	153,000

Issuance of stock for services	-	-	790,927	790	109,845	-	110,635

In contribution of services	-	-	-	-	9,057	-	9,057

Net Loss	-	-	-	-	-	(254,336)	(254,336)

Balance, December 31, 2010	-	-	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	-	-	427,319	427	86,573	-	87,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,403	4,683,031	-	4,696,072

Issuance of stock for cash, net of expenses $8,788	-	-	4,290,000	4,290	523,172	-	527,462

Issuance for loan conversion	-	-	394,000	394	48,856	-	49,250

Issuance of stock for legal services	-	-	100,000	100	12,400	-	12,500

Issuance of stock for liquidated damages			63,750	64	16,511	-	16,575

Warrants and Options issued for services	-	-	-	-	511,913	-	511,913

Conversion of preferred stock to common stock	(638,602)	(638)	6,386,020	6,387	(5,749)	-	-

Net Loss for the nine months ended September 30, 2011	-	-	-	-	-	(5,794,616)	(5,794,616)

Balance, September 30, 2011	-	$-	44,646,539	$44,645	$6,128,857	$(6,048,952)	$124,550

See accompanying notes to condensed consolidated unaudited financial statements

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

Hyperlocal is a development stage company that owns and operates products aimed at the location-based marketing industry. Hyperlocal develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management. Hyperlocal has nominal revenues since its inception. Hyperlocal has also developed “PayMeOn”, a product designed to offer its customers income potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces

MMAX Media, Inc. and its wholly owned subsidiaries are herein referred to as the “Company”.

(C)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 to September 30, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. from January 22, 2010 (inception) through September 30, 2011. All intercompany accounts have been eliminated in the consolidation.

(D)

Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2011, the Company had an accumulated deficit of $6,048,952 and used cash in operations of $533,496 from inception. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development and the impairment of goodwill and licenses in the amount of $4,705,104 and $1,454, respectively.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

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

(I)

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of September 30, 2011 there are no preferred shares outstanding. The Company has 11,200,000 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive. There are no dilutive securities outstanding as of September 30, 2010.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recent of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 4 – LICENSES

On February 1, 2010, the Company entered into a distribution license agreement valued at $4,363. Accumulated amortization for the distribution license was $2,909 as of June 30, 2011. The unamortized amount of $1,454 was impaired and expensed during the quarter ended June 30, 2011.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

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

The amounts of MMAX's revenue and net loss included in the unaudited Company’s consolidated statement of operations for the nine months ended September 30, 2011, and the unaudited supplemental pro forma revenue and net loss of the combined entity give effect to the acquisition had it occurred January 1, 2010 are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)

Supplemental consolidated proforma information for the nine months ended September 30, 2011	$25,928	$(6,018,972)

Supplemental consolidated pro forma information for the year ended December 31, 2010	$28,973	$(2,183,046)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had acquisition been made as of January 1, 2010, nor is it indicative of the results of future combined operations.

NOTE 6 – LIQUIDATED DAMAGES

Pursuant to the Company’s private placement completed during the six months ended June 30, 2011 in the gross amount of $276,250, as of June 30, 2011 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 2,210,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement and declared effective within 180 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. Furthermore, the damages payable to each holder shall not exceed 6% of the aggregate amount invested by such Holder. At September 30, 2011 the Company has not filed the required registration statement and issued a total of 63,750 shares of common stock value at $16,575 ($.26 per share) as payment for liquidated damages.

NOTE 7 – NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of September 30, 2011, the outstanding principal balance of the notes was $2,000.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iphone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of September 30, 2011 there were no amounts owed.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. During the three months ended September 30, 2011 the Company recorded a salary expense of $ 33,963 including the prorated portions of the minimum annual bonus of $2,524. Accrued compensation at September 30, 2011 was $6,868.

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

From the period March 17, 2011 to September 30, 2011 the Company sold an additional 2,290,000 shares of common stock for gross proceeds of $286,250 ($.125 per share).

During the nine months ended September 30, 2011, the Company issued 100,000 shares of common stock for legal services with a fair value of $12,500 based on a recent cash offering price ($.125 per share).

During the nine months ended September 30, 2011, the Company issued 144,000 shares of common stock for the conversion of a note payable of $15,000. In addition the Company recorded a beneficial conversion expense of $3,000 based on a recent cash offering price ($.125 per share).

During the nine months ended September 30, 2011, the Company issued 250,000 shares of common stock for financing costs on notes payable of $31,250 based on a recent cash offering price ($.125 per share) (see note 7).

On May 11, 2011, 176,335 shares of convertible preferred stock were converted into 1,763,350 shares of common stock.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

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

On September 9, 2011 the Company issued 200,000 shares of common stock for services with a fair value of $52,000 ($.26 per share).

On September 30, 2011 the Company has issued a total of 63,750 shares of common stock value at $16,575 ($.26 per share) as payment for liquidated damages.

Options and Warrants

The following tables summarize all warrant grants to consultants for the nine months ended September 30, 2011, and the related changes during these periods are presented below.

	Number of Options and Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2010	—	—
Granted	11,200,000	$0.22
Exercised	—
Expired	—
Balance at September 30, 2011	11,200,000	$0.22
Warrants Exercisable at September 30, 2011	3,100,000	$0.19
Weighted Average Fair Value of Options and Warrants Granted During 2011		$0.22

Of the total options and warrants granted, 3,100,000 are fully vested, exercisable and non forfeitable.

The following table summarizes information about options and warrants for the Company as of September 30, 2011:

	2011 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at September 30 2011	Weighted Average Exercise Price
$.16 to $.26	11,200,000	3.70	$0.22	3,100,000	$0.19

On March 24, 2011, the Company granted 500,000 three year warrants having an exercise price of $0.25 per share to a consultant for services. The warrants vest immediately. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 72%, risk free interest rate of .72%, and expected life of 2 years. For the three and nine months ended September 30, 2011 the Company expensed $0 and $12,322, respectively their fair value.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

On July 7, 2011, the Company granted options to purchase 200,000 shares of its common stock having an exercise price of $0.26 per share to a consultant. Options to purchase 100,000 shares are exercisable upon the date of grant and the remaining options to purchase 100,000 shares are exercisable six months from the date of grant. The options expire on July 7, 2012. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17%, and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $23,895 and $23,895, respectively their fair value.

On July 7, 2011, the Company granted options to purchase 100,000 shares of its common stock to a consultant at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17%, and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $15,930 and $15,930, respectively their fair value.

On July 7, 2011, the Company granted options to purchase 100,000 shares of its common stock to an employee at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013.  The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17%, and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $15,930 and $15,930 respectively their fair value.

On September 8, 2011, the Company granted options to purchase 2,000,000 shares of its common stock to consultants at an exercise price of $0.16 per share. The options vest immediately. The options expire on September 8, 2015.  The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rate of .12%, and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $304,672 and $304,672, respectively their fair value.

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from 2-3 years. The options expire on September 8, 2015.  The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 or 3 years. For the three and nine months ended September 30, 2011 the Company expensed $84,511 and $84,511, respectively their fair value.

On September 9, 2011, the Company issued options to purchase 300,000 shares of its common stock to a consultant at an exercise price of $0.18 per share. The options vest immediately. The options expire on September 9, 2012.  The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rate of .12%, and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $54,653 and $54,653, respectively their fair value.

NOTE 10 – RELATED PARTIES

During 2010, a related party shareholder and officer contributed $9,057 of salary to the Company. The amount was recorded as an in-kind contribution.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. During the three months ended September 30, 2011 the Company recorded a salary expense of $ 33,963 including the prorate portions of the minimum annual bonus of $2,524. Accrued compensation at September 30, 2011 was $6,868.

NOTE 11 – CONCENTRATIONS

For the nine months ended September 30, 2011 and the period from January 22, 2010 inception to September 30, 2011 one customer accounted for 42% and 20% of total sales, respectively.

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

Company Overview

MMAX Media, Inc. (the “Company” or “MMAX”), a development stage enterprise, was formed on May 30, 2006 as Nevada Processing Solutions.  On March 16, 2011 (the “Closing Date”) MMAX completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Pursuant to the terms of the Merger Agreement, Tommy Habeeb resigned as our chief executive officer and director and Edward Cespedes was appointed to serve as our chief executive officer and director. Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. Prior to the Merger Agreement, from February 2010 though early 2011 the Company had attempted to commercialize certain mixed martial arts television programming and related intellectual property rights and to promote live mixed martial arts combat events. In accordance with ASC Topic 360-10-45-15, Hyperlocal is considered the accounting acquirer and MMAX is considered the accounting acquiree.

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

Hyperlocal has also developed “PayMeOn”, a product designed to offer its customers “social income™” potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces. The PayMeOn product will pay customers that refer “coupon-style” deals a “payout” amount for successful referrals (referrals that result in a purchase). “Payout” amounts come from our monetary share of the deals we offer. We believe that we will be able to offer competitive “payout” amounts because of our low overhead and because we believe that the cash incentive will result in higher “sharing” rates among our customers. PayMeOn intends to derive its “net income” from the difference of what it charges consumers for a particular “deal” and what it owes merchants as their share of a particular deal. The difference is PayMeOn’s net revenue. PayMeOn establishes a “payout” amount for each of the deals it offers from its share of the net revenue. PayMeOn users earn their “social income” from the payout amount established by PayMeOn.

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

Hyperlocal was formed and commenced operations on January 22, 2010, as a development stage company. Accordingly, year over year comparisons and analysis are not meaningful for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2011. Revenues for the three months ended September 30, 2011, totaled $7,285 and were principally derived from sales of the Company’s Hyperlocal mobile text marketing packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from our PayMeOn business, which is still in its development stage. Revenues for the three months ended September 30, 2010, were $13,176 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the three months ended September 30, 2011 totaled $738,499. Operating expenses were largely made up of a $529,462 non cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services. Operating expenses for the three months ended September 30, 2010, totaled $53,826, the majority of which was related to payroll and payroll taxes ($28,628), travel and entertainment ($9,786) and general and administrative expenses ($10,606). A summary of the operating expenses for the three months ended September 30, 2011, is included below:

•	professional fees of $7,106 primarily related to legal and accounting expenses associated with the operations of our business and SEC reporting;
•	web development and hosting in the amount of $17,435 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;
•	payroll and payroll taxes of $119,409;
•	consulting fees of $529,462 primarily relating to the issuance of warrants to consultants as discussed above;
•	travel and entertainment in the amount of $9,135;
•	general and administrative expenses of $50,817; and
•	Marketing expenses of $5,135.

Revenues for the nine months ended September 30, 2011, totaled $25,928, of which approximately $21,878 were derived from Hyperlocal mobile text marketing packages and approximately $4,050 were derived from PayMeOn related sales. Operating expenses for the nine months ended September 30, 2011 totaled $5,769,243. Operating expenses were largely made up of a $4,706,558 expense related to the impairment of goodwill and license agreements associated with the mixed martial arts television production business that was operated by the Company prior to its merger with Hyperlocal on March 16, 2011. A summary of other operating expenses is included below:

•	professional fees of $94,646 primarily related to legal and accounting expenses associated with the Merger Agreement, the operations of our business and SEC reporting;
•	web development and hosting in the amount of $55,546 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;
•	payroll and payroll taxes of $213,171;
•	consulting fees of $584,673 primarily relating to non cash expense relating to the issuance of warrants in consideration of consulting services to be provided by third parties, as discussed above;
•	travel and entertainment in the amount of $22,156;
•	general and administrative expenses of $84,336; and
•	Marketing expenses of $8,157.

For the period from inception (January 22, 2010) through September 30, 2011, we had revenues of $54,901 which $50,851 were primarily derived from the sale of the Company’s Hyperlocal mobile text marketing packages and approximately $4,050 from PayMeOn related sales. Operating expenses for the period from inception through September 30, 2011 were $6,052,552, primarily consisting of the following:

•	professional fees of $96,426 for the reasons set forth above;
•

web development and hosting in the amount of $76,168 primarily related to the Company’s Hyperlocal mobile text marketing business, and the development and hosting of the Company’s PayMeOn websites and mobile application;

•	payroll and payroll taxes of $312,044;
•	consulting fees of $696,346, for the reasons set forth above;
•	travel and entertainment in the amount of $48,343;
•	general and administrative expenses of $107,500 primarily consisting of licenses, accounting and other general and administrative expenses for the Hyperlocal mobile text marketing business;
•	Impairment of goodwill and license agreements of $4,706,558, as discussed above; and
•	Marketing expenses of $9,167.

Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of approximately $130,554. At September 30, 2011 we had working capital of $96,608 and an accumulated deficit of $6,048,952. We require additional working capital. See “Plan of Operations” below.

From March 2011 through June 2011, the Company privately sold an aggregate of 2,210,000 shares of restricted shares of common stock to 11 accredited investors for gross proceeds of $276,250. During July and August the Company received subscriptions for the purchase of an aggregate of 2,080,000 shares of its common stock from 11 subscribers at a purchase price of $0.125 per share for gross proceeds of $260,000. The proceeds from the private placements shall be used for the continued development of Hyperlocal and PayMeOn products and general working capital purposes. The private placements were conducted by the Company’s president and CEO and no fees or commissions were paid in connection with the private placement (excluding $8,788 in offering costs). See Note 6 and Note 9 to the unaudited financial statements.

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2011, the Company had a net loss from inception of $6,048,952. Losses have principally occurred as a result of the impairment of goodwill associated with the mixed martial arts television production business that was operated by the Company prior to the acquisition by Hyperlocal Marketing on March 16, 2011. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

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

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products. We expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space. We completed a substantial portion of the primary development of the PayMeOn product during the third quarter 2011. We expect to begin accelerating our sales efforts during the first quarter of 2012. Current working capital is not sufficient to maintain our current operations over the next 12 months and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Subsequent Events

None.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2011 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2011 based on the material weakness described below.

•	insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;
•	lack of competent financial management personnel with appropriate accounting knowledge and training;
•

our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience;

•	we rely on outside consultant to prepare our financial statements; and
•	insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

PART II.–OTHER INFORMATION

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2011, the Company issued 20,000 shares of common stock for services with a fair value of $6,000 ($.30 per share). The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such shares contained a legend restricting transferability absent registration or applicable exemption.

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

On July 7, 2011, the Company granted options to purchase 200,000 shares of its common stock having an exercise price of $0.26 per share to a consultant. Options to purchase 100,000 shares are exercisable upon the date of grant and the remaining options to purchase 100,000 shares are exercisable six months from the date of grant. The options expire on July 7, 2012. The options were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such options contained a legend restricting transferability absent registration or applicable exemption.

On July 7, 2011, the Company granted options to purchase 100,000 shares of its common stock to a consultant at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013. The options were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such options contained a legend restricting transferability absent registration or applicable exemption.

On July 7, 2011, the Company granted options to purchase 100,000 shares of its common stock to an employee at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013. The options were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such options contained a legend restricting transferability absent registration or applicable exemption.

During July and August the Company received subscriptions for the purchase of an aggregate of 2,080,000 shares of its common stock from 11 subscribers at a purchase price of $0.125 per share for gross proceeds of $260,000. No fees or commissions were paid in connection with the subscriptions. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such shares contained a legend restricting transferability absent registration or applicable exemption. The subscribers received current information about the Company and had the opportunity to ask questions about the Company.

During September the Company granted options to purchase 300,000 shares of common stock to a consultant exercisable at $0.18 per share. The options were issued in partial consideration of marketing services. The options are exercisable for a period of 3 years. The options were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such options contained a legend restricting transferability absent registration or applicable exemption.

During September 2011 the Company granted warrants to purchase an aggregate of 10,000,000 shares of common stock to 8 consultants. The warrants are exercisable for a period of 3 years at prices ranging from $0.16 per share to $0.25 per share. The warrants were issued in consideration of business consulting services. The options were issued to the consultants under the exemption from registration provided by Section 4(2) of the Securities Act and such options contain a legend restricting transferability absent registration or applicable exemption. The consultants received current information about the Company and had the opportunity to ask questions about the Company.

During September 2011 the Company issued 200,000 shares of common stock and options to purchase 300,000 shares of its common stock to a service provider at an exercise price of $0.18 per share. The options vest immediately and expire 3 years from the date of issuance. The options were issued pursuant to the terms of a marketing agreement. The options were issued to the service provider under the exemption from registration provided by Section 4(2) of the Securities Act and such options contain a legend restricting transferability absent registration or applicable exemption. The service provider received current information about the Company and had the opportunity to ask questions about the Company.

Effective September 30, 2011, the Company issued an aggregate of 63,750 shares of its common stock to 13 shareholders in satisfaction of $16,750.26 of liquidated damages payable to the shareholders under subscription agreements entered into during the six months ended June 30, 2011 for failure of the Company to timely register shares held by such shareholders. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act and such shares contain a legend restricting their transferability absent registration or applicable exemption. The shareholders were deemed accredited and had access to current information about the Company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description

2.1	Merger Agreement dated February 17, 2011 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.3	Articles of Designation of Preferred Stock(2)
3.4	Bylaws(2)
10.1	Preferred Stock Lock up Agreement dated April 1, 2009(3)
10.2	Amendment to Preferred Stock Lock Up Agreement dated April 19, 2010(4)
10.3	Indemnification Agreement (5)
10.4	Employment Agreement with Edward Cespedes effective August 15, 2011 (6)
16.1	Letter from DeJoya Griffith & Company(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File*

———————

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

(1)

Incorporated by reference to the Company’s current report on Form 8-K filed March 21, 2011.

(2)

Incorporated by reference to the Company’s registration statement on Form S-1 filed November 4, 2008 (333-155028).

(3)

Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009 filed on April 20, 2009.

(4)

Incorporated by reference to the Company’s current report on Form 8-K filed April 26, 2010.

(5)

Incorporated by reference to the Company’s current report on Form 8-K filed February 18, 2011.

(6)

Incorporated by reference to the Company’s current report on Form 8-K filed August 15, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2011

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer