Form 10-Q/A
period 2011-09-30
MMAX MEDIA, INC.
filed 2012-01-25
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

Explanatory Paragraph

MMAX Media, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 primarily to revise the previous accounting treatment and recognize the Company’s merger transaction completed on March 16, 2011 with Hyperlocal, LLC as a recapitalization, rather than an acquisition. As a result of the revised accounting treatment for the merger, no goodwill or intangible assets were recorded in conjunction with the recapitalization.

As a result of these restatements to our financial statements for the three months and nine months ended September 30, 2011, we are filing this Amendment No. 1 to our Form 10-Q for the period ending September 30, 2011 to reflect the changes to our financial statements necessitated by these restatements. Additional information on the effect of the correction in our financial statements as a result of this restatement is contained in Note 5- Restatement appearing elsewhere in the report. The items in this Form 10-Q/A (Amendment No. 1) which are amended and restated as a result of the foregoing are:

Part I. Financial Information

Item 1. Financial Statements, including consolidated balance sheets consolidated statement of operations, consolidated statement of stockholders’ equity, consolidated statement of cash flows and Notes to Consolidated Condensed Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

Item 4. Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended September 30, 2011. This filing supersedes in its entirety our original Form 10-Q for the period ended September 30, 2011.

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

1

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.

Controls and Procedures

20

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

22

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

23

Item 4.

(Removed And Reserved)

23

Item 5.

Other Information

23

Item 6.

Exhibits

24

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (RESTATED) (UNAUDITED) AND AS OF DECEMBER 31, 2010

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS (RESTATED) ENDED SEPTEMBER 30, 2011, THE THREE MONTHS ENDED SEPTEMBER 30, 2010, THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2010, AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED) (RESTATED)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED) (RESTATED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 RESTATED),THE PERIOD JANUARY 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2010, AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2011(UNAUDITED) (RESTATED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MMAX MEDIA, INC AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited) (As Restated Note 5)
ASSETS

CURRENT ASSETS
Cash	$130,554	$13,989
Prepaid expenses	6,600	2,082

TOTAL CURRENT ASSETS	137,154	16,071

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	23,652	25,283

OTHER ASSETS
Deposits	4,290	-

TOTAL OTHER ASSETS	4,290	-

TOTAL ASSETS	$165,096	$41,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$9,356	$3,000
Accrued expenses	29,066	-
Deferred revenue	124	4,960
Note Payable	2,000	15,000

TOTAL CURRENT LIABILITIES	40,546	22,960

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized, 44,646,539 and 20,582,076 shares issued and outstanding, respectively	44,645	20,580
Additional paid in capital	1,423,753	252,150
Accumulated deficit during development stage	(1,343,848)	(254,336)
TOTAL STOCKHOLDERS’ EQUITY	124,550	18,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,096	$41,354

See accompanying notes to condensed consolidated unaudited financial statements

MMAX MEDIA INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Period from January 22, 2010 (Inception) to September 30, 2010	For the Period from January 22, 2010 (Inception) to September 30, 2011
			(As Restated Note 5)		(As Restated Note 5)
Revenue
Service Revenue, net	$7,285	$13,176	$25,928	$17,731	$54,901

OPERATING EXPENSES
Professional fees	7,106	775	94,646	1,780	96,426
Web development and hosting	17,435	1,473	55,546	9,487	76,168
Marketing	5,135	1,028	8,157	3,022	9,167
Payroll and payroll taxes	119,409	28,628	213,171	80,767	312,044
Consulting	529,462	1,530	584,673	2,568	696,346
Travel and entertainment	9,135	9,786	22,156	18,581	48,343
Impairment of intangible assets	-	-	1,454	-	1,454
General and administrative	50,817	10,606	84,336	17,593	107,500
Total Operating Expenses	738,499	53,826	1,064,139	133,798	1,347,448

NET LOSS FROM OPERATIONS	(731,214)	(40,650)	(1,038,211)	(116,067)	(1,292,547)

OTHER EXPENSES
Liquidated damages	-	-	16,575	-	16,575
Interest expense	-	-	34,726	-	34,726
Total other expenses	-	-	51,301	-	51,301

Net loss before provision for income taxes	(731,214)	(40,650)	(1,089,512)	(116,067)	(1,343,848)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(731,214)	$(40,650)	$(1,089,512)	$(116,067)	$(1,343,848)

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	43,245,232	19,436,879	34,487,551	18,071,203	26,104,137

See accompanying notes to condensed consolidated unaudited financial statements

MMAX MEDIA, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value

Balance January 22, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of stock for cash (founders)	-	-	14,370,816	14,370	(14,332)	-	38

Issuance of stock for cash	-	-	5,420,333	5,420	147,580	-	153,000

Issuance of stock for services	-	-	790,927	790	109,845	-	110,635

In contribution of services	-	-	-	-	9,057	-	9,057

Net Loss	-	-	-	-	-	(254,336)	(254,336)

Balance, December 31, 2010	-	-	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	-	-	427,319	427	86,573	-	87,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,403	(22,073)	-	(9,032)

Issuance of stock for cash, net of expenses $8,788	-	-	4,290,000	4,290	523,172	-	527,462

Issuance for loan conversion	-	-	394,000	394	48,856	-	49,250

Issuance of stock for legal services	-	-	100,000	100	12,400	-	12,500

Issuance of stock for liquidated damages			63,750	64	16,511	-	16,575

Warrants issued to consultants for services	-	-	-	-	511,913	-	511,913

Conversion of preferred stock to common stock	(638,602)	(638)	6,386,020	6,387	(5,749)	-	-

Net Loss for the nine months ended September 30, 2011	-	-	-	-	-	(1,089,512)	(1,089,512)

Balance, September 30, 2011 (Restated)	-	$-	44,646,539	$44,645	$1,423,753	$(1,343,848)	$124,550

See accompanying notes to condensed consolidated unaudited financial statements

MMAX MEDIA, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Period From January 22, 2010 (Inception) to September 30, 2010	For the Period From January 22, 2010 (Inception) to September 30, 2011
	(As Restated Note 5)		(As Restated Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,089,512)	$(116,067)	$(1,343,848)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	8,244	119,730
Depreciation	6,786	329	8,947
Impairment of license	1,454	-	1,454
Warrants issued for services	511,913	-	511,913
Common stock issued for services	95,000	-	95,000
Stock based compensation to note holders for interest	34,250	-	34,250
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	(18)	-	(2,100)
Increase in accounts payable	22,848	-	25,848
Increase in liquidated damages	16,575	-	16,575
(Decrease) / increase in deferred revenue	(4,836)	-	124
Net Cash Used In Operating Activities	(405,540)	(107,494)	(532,107)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits	(4,290)	-	(4,290)
Purchase of computer equipment and website	(5,155)	(4,958)	(32,599)
Cash acquired in acquisition	4,088	-	4,088
Net Cash Used In Investing Activities	(5,357)	(4,958)	(32,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	30,000	-	45,000
Repayment of notes payable	(30,000)	-	(30,000)
Sale of common stock	527,462	142,962	680,462
Net Cash Provided By Financing Activities	527,462	142,962	695,462

NET INCREASE IN CASH	116,565	30,510	130,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,989	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,554	$30,510	$130,554

Supplemental disclosure of non cash investing & financing activities
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
License	$1,454	$-	$1,454
Accounts payable and accrued liabilities	$14,573	$-	$14,573

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

(B)

Organization

On March 16, 2011 (the “Closing Date”) MMAX Media, Inc. (“MMAX”) completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and Hyperlocal is considered the accounting acquirer and the acquiree is MMAX since the members of Hyperlocal obtained voting and management control of MMAX and the transaction has been accounted as a reverse merger.

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

(D)

Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2011, the Company had an accumulated deficit of $1,343,848 and used cash in operations of $532,107 from inception. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development and the impairment of licenses in the amount $1,454.

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

(B)

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, stock based compensation and any beneficial conversion features on convertible debt.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(I)

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of September 30, 2011 there are no preferred shares outstanding. The Company has 11,200,000 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive. There are no dilutive securities outstanding as of September 30, 2011.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 5 –  RESTATEMENT

On March 16, 2011 (the “Closing Date”), MMAX Media, Inc. completed its agreement and plan of merger (the “Merger Agreement”), to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and Hyperlocal is considered the accounting acquirer and the acquiree is MMAX since the members of Hyperlocal obtained voting and management control of MMAX. Hyperlocal is deemed to have issued 638,602 preferred shares and 12,403,374 common shares pursuant to the reverse merger. On January 6, 2012 the Company determined that the merger with Hyperlocal Marketing, LLC should be treated as a reverse merger and not as an acquisition. The Company has restated its financial statements to reflect this basis of accounting.

	September 30, 2011
Changes to Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated

Additional Paid In Capital	$6,128,857	$(4,705,104)	$1,423,753

Deficit Accumulated during the development stage	$(6,048,952)	$4,705,104	$(1,343,848)

	Nine Months Ended September 30, 2011
Changes to Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Impairment of Intangible Assets	$4,706,558	$(4,705,104)	$1,454

Net Loss	$(5,794,616)	$4,705,104	$(1,089,512)

Net loss per share – basic and diluted	$(0.17)	$0.14	$(0.03)

	For the Period From January 22, 2010 (Inception) to September 30, 2011
Changes to Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Impairment of Intangible Assets	$4,706,558	$4,705,104	$$1,454

Net Loss	$(6,048,952)	$4,705,104	$(1,343,848)

Net Loss per Share – basic and diluted	$(0.23)	$0.18	$(0.05)

	Nine Months Ended September 30, 2011
Changes to Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(5,794,616)	$4,705,104	$(1,089,512)

Impairment of Goodwill	$4,705,104	$(4,705,104)	$-

	For the Period From January 22, 2010 (Inception) to September 30, 2011
Changes to Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(6,048,952)	$4,705,104	$(1,343,848)

Impairment of Goodwill	$4,705,104	$(4,705,104)	$-

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 6 – LIQUIDATED DAMAGES

Pursuant to the Company’s private placement completed during the six months ended June 30, 2011 in the gross amount of $276,250, as of June 30, 2011 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 2,210,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement and declared effective within 180 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. Furthermore, the damages payable to each holder shall not exceed 6% of the aggregate amount invested by such Holder. At September 30, 2011, the Company has not filed the required registration statement and issued a total of 63,750 shares of common stock value at $16,575 ($.26 per share) as payment for liquidated damages.

NOTE 7 – NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of September 30, 2011, the outstanding principal balance of the notes was $2,000.

On December 5, 2010, the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in a newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011 the holder is entitled to 150,000 shares of common stock in the newly formed entity. If the Company did not complete the merger, the holder is not entitled to any shares of common stock. The Company completed the Merger on March 16, 2011 and issued 150,000 shares of common stock valued at a recent cash offering price of $18,750 ($.125 per share) as additional consideration. The Company repaid the note on March 23, 2011. On January 21, 2011, the Company borrowed $15,000 pursuant to a convertible note payable. The note bears interest at a rate of 10% per annum and is payable July 20, 2011. If the Company completes the merger prior to July 20, 2011 the note and accrued interest automatically converts into 144,000 shares of common stock in the newly formed entity. If the Company has not completed the merger by July 20, 2011, the note and accrued interest is due the holder. On March 16, 2011, the Company completed the merger and issued 144,000 shares of common stock value at a recent cash offering price of $18,000 ($.125 per share) for principal of $15,000. On March 16, 2011, when the loan became convertible and was repaid, the Company recorded a beneficial conversion expense of $3,000 in interest expense and paid accrued interest of $99.

On February 3, 2011, the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in the newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011, the holder is entitled to 150,000 shares of common stock in the newly formed entity. The Company completed the Merger on March 16, 2011, and issued 100,000 shares of common stock valued at a recent cash offering price of $12,500 ($.125 per share) as additional consideration. The Company repaid the note on March 23, 2011.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of September 30, 2011, there were no amounts owed.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. During the three months ended September 30, 2011, the Company recorded a salary expense of $ 33,963 including the prorated portions of the minimum annual bonus of $2,524. Accrued compensation at September 30, 2011, was $6,868.

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

On March 16, 2011 (the “Closing Date”) the Company was deemed to have issued 638,602 convertible preferred shares and 12,403,374 common shares for the acquisition of 100% of MMAX Media, Inc. (“MMAX”) pursuant to a reverse acquisition and recapitalization.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 9 – STOCKHOLDERS EQUITY (CONTINUED)

During the nine months ended September 30, 2011, the Company issued 144,000 shares of common stock for the conversion of a note payable of $15,000.  In addition, the company recorded a beneficial conversion expense of $3,000 based on a recent cash offering price ($.125 per share).

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

On September 9, 2011, the Company issued 200,000 shares of common stock for services with a fair value of $52,000 ($0.26 per share).

On September 30, 2011, the Company has issued a total of 63,750 shares of common stock value at $16,575 ($.26 per share) as payment for liquidated damages.

WARRANTS

The following tables summarize all warrant grants to consultants for the six months ended June 30, 2011, and the related changes during these periods are presented below. No stock options were granted during the six months ended June 30, 2011.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	—	—
Granted	11,200,000	$0.22
Exercised	—
Expired	—
Balance at September 30, 2011	11,200,000	$0.22
Warrants Exercisable at September 30, 2011	11,200,000	$0.19
Weighted Average Fair Value of Warrants Granted During 2011		$0.22

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 9 – STOCKHOLDERS EQUITY (CONTINUED)

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

On July 7, 2011, the Company granted options to purchase 200,000 shares of its common stock having an exercise price of $0.26 per share to a consultant. Options to purchase 100,000 shares are exercisable upon the date of grant and the remaining options to purchase 100,000 shares are exercisable six months from the date of grant. The options expire on July 7, 2012. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of ..0% and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $23,895 and $23,895, respectively their fair value.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to a consultant at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of ..0% and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $15,930 and $15,930, respectively their fair value.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to an employee at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013.  The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of ..0%, and expected life of 1 year. For the three and nine months ended September 30, 2011 the Company expensed $15,930 and $15,930, respectively their fair value.

On September 8, 2011, the Company granted options to purchase 2,000,000 shares of its common stock to consultants at an exercise price of $0.16 per share. The options vest immediately. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rate of .12%, an expected life of 1 year. For the three and nine months ended September 30, 2011, the Company expensed $304,672 and $304,672, respectively their fair value.

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years. For the three and nine months ended September 30, 2011, the Company expensed $84,511 and $84,511, respectively their fair value.

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

During the nine months ended September 30, 2011, the Company borrowed $1,389 from a related party shareholder and officer to pay operating expenses. The loan bears no interest and is due on demand.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. During the three months ended September 30, 2011 the Company recorded a salary expense of $33,963 including the prorate portions of the minimum annual bonus of $2,524. Accrued compensation at September 30, 2011 was $6,868.

NOTE 11 – CONCENTRATIONS

For the nine months ended September 30, 2011 and the period from January 22, 2010 inception to September 30, 2011, one customer accounted for 42% and 20% of total sales, respectively.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to product sales, future financings, or the commercial success of our products. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described from time to time in our future reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

MMAX is presently in the development stage of its business and management can provide no assurances that the Company will be successful in developing its business. On March 16, 2011, MMAX completed its agreement and plan of merger to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Pursuant to the terms of the merger agreement, Tommy Habeeb resigned as our chief executive officer and director and Edward Cespedes was appointed to serve as our chief executive officer and director. Under the terms of the merger agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, Hyperlocal is considered the accounting acquirer and MMAX is considered the accounting acquiree. Hyperlocal was organized in January 2010 and has nominal revenues since its inception.

Business Overview

We own and operate products aimed at the location-based marketing industry. We develop and market products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management.

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of the Hyperlocal products.

We have developed “PayMeOn”, a product designed to offer its customers “social income” potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces. The PayMeOn product will pay customers that refer “coupon-style” deals a “payout” amount for successful referrals (referrals that result in a purchase). “Payout” amounts come from our monetary share of the deals we offer. Offering “payout” amounts on our deals cause PayMeOn to have an additional expense that our competitors do not have. We manage this competitive disadvantage by striving to keep our overhead costs low. While our competitors invest in large numbers of employees dedicated to securing “deals” to offer their customers, PayMeOn has chosen to partner for most of its deal offerings, including, but not limited to an agreement with Adility, Inc. By partnering for our deals, we are able to offer deals in a substantial number of cities (more than 40 currently), while maintaining a very small internal deal acquisition team (currently 1 person). We believe that we will be able to offer competitive “payout” amounts because of our low internal overhead and because we believe that the cash incentive will result in higher “sharing” rates among our customers. By “sharing” rates, we mean the number of deals that PayMeOn members share with their contacts. We believe that PayMeOn deals will be shared often because of the potential for cash earnings for members that share them. PayMeOn intends to derive its “net revenue” from the difference of what it charges consumers for a particular “deal” and what it owes merchants and third parties as their share of a particular deal. The difference is PayMeOn’s net revenue. PayMeOn establishes a “payout” amount for each of the deals it offers from its share of the net revenue. PayMeOn users earn their “social income” from the payout amount established by PayMeOn. Because PayMeOn sources most of its deal offerings from a third party, such as, Adility, Inc., PayMeOn does not control the “share” of the revenue it retains versus the amount due the merchant and due to the third party provider. PayMeOn does control which deals it chooses to offer its customers and can choose not to offer certain deals. While our third party relationships will reduce our margins, we believe that because of our low cost structure, specifically the need for fewer personnel dedicated to deal acquisition relative to our competitors, our ultimate “net revenue” should be competitive and allow for PayMeOn to set payout amounts attractive enough to encourage members to share deals.

Our Hyperlocal Platform also supports multiple text messaging services such as WAP, MMS and XHTML, runs on a commercial grade mobile marketing platform used by the National Football League, Major League Baseball and others and operates with all major mobile carriers, including AT&T, Sprint, T-Mobile and Verizon. The fully-integrated interface allows for web-based monitoring of customers. It provides access to real-time statistics for each customer’s account, including incoming and outgoing messages, number of keywords, credits, account status and more.

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

Operating expenses for the three months ended September 30, 2011, totaled $738,499. Operating expenses were largely made up of a $529,462 non cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services. Operating expenses for the three months ended September 30, 2010, totaled $53,826, the majority of which was related to payroll and payroll taxes $28,628 travel and entertainment $9.786 and general and administrative expenses $10,606. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. A summary of the operating expenses for the three months ended September 30, 2011, is included below:

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

•

Marketing expenses of $5,135.

Revenues for the nine months ended September 30, 2011, totaled $25,928, of which approximately $21,878 were derived from Hyperlocal mobile text marketing packages and approximately $4,050 were derived from PayMeOn related sales. Operating expenses for the nine months ended September 30, 2011, totaled $1,064,139. A summary of other operating expenses is included below:

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

•

Marketing expenses of $8,157.

For the period from inception (January 22, 2010) through September 30, 2011, we had revenues of $54,901 which $50,851 were primarily derived from the sale of the Company’s Hyperlocal mobile text marketing packages and approximately $4,050 from PayMeOn related sales. Operating expenses for the period from inception through September 30, 2011 were $1,347,448 primarily consisting of the following:

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

•

Marketing expenses of $9,167.

Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of approximately $130,554. At September 30, 2011 we had working capital of $96,608 and an accumulated deficit of $1,343,848. We require additional working capital. See “Plan of Operations” below.

From March 2011 through June 2011, the Company privately sold an aggregate of 2,210,000 shares of restricted shares of common stock to 13 accredited investors for gross proceeds of $276,250. During July and August the Company received subscriptions for the purchase of an aggregate of 2,080,000 shares of its common stock from 11 subscribers at a purchase price of $0.125 per share for gross proceeds of $260,000. The proceeds from the private placements shall be used for the continued development of Hyperlocal and PayMeOn products and general working capital purposes. The private placements were conducted by the Company’s president and CEO and no fees or commissions were paid in connection with the private placement (excluding $8,788 in offering costs). See Note 6 and Note 9 to the unaudited financial statements.

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2011, the Company had a net loss from inception of $1,343,848. The Company has dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. Furthermore, we require working capital to fund the anticipated costs of our SEC reporting requirements. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products. We expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space. We completed a substantial portion of the primary development of the PayMeOn product during the third quarter 2011. Though the product has been “deployed” in beta since the second quarter and we have already generated some small revenue from PayMeOn, we have now completed updates to PayMeOn’s iphone and android mobile applications, additions to our payment tracking databases and implemented additional reporting capabilities, as well as other technical improvements to the product. We believe that there will be minimal new product development going forward and expect only to dedicate resources to maintenance, update and repair of existing products for the near future. Though we will always monitor the competitive landscape for indications that we may need to develop new and additional products and will develop new products as necessary to remain competitive, we expect to primarily focus on accelerating our sales efforts during the first quarter of 2012. Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $500,000 to maintain our current operations through 2012. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. These deficiencies are due to the following material weaknesses in our internal controls and procedures: (i) lack of competent financial management personnel with appropriate accounting knowledge and training; (ii) our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience; (iii) we rely on outside consultant to prepare our financial statements; and (iv) insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

In order to mitigate the foregoing material weakness, we engaged an outside accounting consultant. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our disclosure controls and procedures. We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

No change in our internal controls over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 23, 2012

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer