Form 10-Q/A
period 2011-03-31
MMAX MEDIA, INC.
filed 2012-01-31
CIK 1448705

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

			☐	Yes	☐	No

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

Explanatory Paragraph

MMAX Media, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 primarily to revise the previous accounting treatment and recognize the Company’s merger transaction completed on March 16, 2011 with Hyperlocal, LLC as a recapitalization, rather than an acquisition. As a result of the revised accounting treatment for the merger, no goodwill or intangible assets were recorded in conjunction with the recapitalization.

As a result of these restatements to our financial statements for the three months ended March 31, 2011, we are filing this Amendment No. 1 to our Form 10-Q for the period ending March 31, 2011 to reflect the changes to our financial statements necessitated by these restatements. Additional information on the effect of the correction in our financial statements as a result of this restatement is contained in “Note 3- Restatement” appearing elsewhere in the report. The items in this Form 10-Q/A (Amendment No. 1) which are amended and restated as a result of the foregoing are:

Part I. Financial Information

Item 1. Financial Statements, including consolidated balance sheets consolidated statement of operations, consolidated statement of stockholders’ equity, consolidated statement of cash flows and Notes to Consolidated Condensed Financial Statements;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

Item 4. Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended March 31, 2011. This filing supersedes in its entirety our original Form 10-Q for the period ended March 31, 2011.

MMAX Media, Inc. and Subsidiaries

Part I.

FINANCIAL INFORMATION

MAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) (RESTATED) AND AS OF DECEMBER 31, 2010

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011, THE PERIOD FROM JANUARY 22, 2010 TO MARCH 31, 2010 AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED) (RESTATED)

PAGE	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011, THE PERIOD JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2010 AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(A DEVELOPMENT STAGE ENTERPRISE)

	March 31, 2011	December 31, 2010
	(Unaudited) (As Restated Note 3)
ASSETS

CURRENT ASSETS
Cash	$194,789	$13,989
Prepaid expenses	3,308	2,082

TOTAL CURRENT ASSETS	198,097	16,071

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	25,840	25,283

OTHER ASSETS
Licenses, net	1,454	-
Deposits	4,290	-

TOTAL OTHER ASSETS	5,744	-

TOTAL ASSETS	$229,681	$41,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$44,209	$3,000
Accrued expenses	11,850	-
Due to shareholder	1,389	-
Deferred revenue	3,265	4,960
Note Payable	2,000	15,000

TOTAL CURRENT LIABILITIES	62,713	22,960

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 638,002 and 0 shares issued and outstanding, respectively	638	-
Common stock, $0.001 par value, 195,000,000 shares authorized, 35,886,769 and 20,582,076 shares issued and outstanding, respectively	35,887	20,580
Additional paid in capital	596,458	252,150
Accumulated deficit during development stage	(466,015)	(254,336)
TOTAL STOCKHOLDERS' EQUITY	166,968	18,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,681	$41,354

See accompanying notes to the condensed consolidated financial statements

MMAX MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Period From January 22, 2010 (Inception) to March 31, 2010	For the Period From January 22, 2010 (Inception) to March 31, 2011

Revenue
Service Revenue, net	$7,990	$-	$36,963

OPERATING EXPENSES
Professional fees	49,737	-	51,517
Web development and hosting	15,225	3,824	35,847
Marketing	1,105	950	2,115
Payroll and payroll taxes	29,367	7,451	128,240
Consulting	55,000	1,000	166,673
Travel and entertainment	10,024	802	36,211
General and administrative	24,485	2,248	47,649
Total Operating Expenses	184,943	16,275	468,252

NET LOSS FROM OPERATIONS	(176,953)	(16,275)	(431,289)

OTHER INCOME EXPENSES
Interest expense	(34,726)	-	(34,726)
Total Other Income (Expense)	(34,726)	-	(34,726)

Net loss before provision for income taxes	(211,679)

Provision for Income Taxes	-	-	-

NET LOSS	$(211,679)	$0	$(34,726)

Net loss per share - basic and diluted	$(0.01)	$-

Weighted average number of shares outstanding during the period - basic and diluted	23,234,214	15,423,105

See accompanying notes to the condensed consolidated financial statements

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

( A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance January 22, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of stock for cash (founders)	-	-	14,370,816	14,370	(14,332)	-	38

Issuance of stock for cash	-	-	5,420,333	5,420	147,580	-	153,000

Issuance of stock for services	-	-	790,927	790	109,845	-	110,635

In contribution of services	-	-	-	-	9,057	-	9,057

Net Loss	-	-	-	-	-	(254,336)	(254,336)

Balance, December 31, 2010	-	-	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	-	-	207,319	209	28,791	-	29,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,404	(22,074)	-	(9,032)

Issuance of stock for cash, net of expenses $8,788	-	-	2,200,000	2,200	264,012	-	266,212

Issuance for loan conversion	-	-	394,000	394	48,856	-	49,250

Issuance of stock for Legal services	-	-	100,000	100	12,400	-	12,500

Warrants issued for services	-	-	-	-	12,323	-	12,323

Net Loss for the three months ended March 31, 2011	-	-	-	-	-	(211,679)	(211,679)

Balance, March 31, 2011 (Restated)	638,602	$638	35,886,769	$35,887	$596,458	$(466,015)	$166,968

See accompanying notes to the condensed consolidated financial statements

MMAX MEDIA, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE ENTERPRISE)
(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Period From January 22, 2010 (Inception) to March 31, 2010	For the Period From January 22, 2010 (Inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,679)	$(16,275)	$(466,015)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	9,057
Depreciation	2,112	-	2,537
Warrants issued for services	12,323	-	12,323
Common stock issued for services	41,500	-	152,173
Stock based compensation to note holders for interest	34,250	-	34,250
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,226)	-	(3,308)
Increase in accounts payable	40,485	-	43,485
Decrease in deferred revenue	(1,695)	-	3,265
Net Cash Used In Operating Activities	(83,930)	(16,275)	(212,233)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits	(4,290)	-	(4,290)
Purchase of computer equipment and website	(2,669)	-	(28,377)
Cash acquired in acquisition	4,088	-	4,088
Net Cash Used In Investing Activities	(2,871)	-	(28,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	30,000	-	45,000
Repayment of notes payable	(30,000)	-	(30,000)
Sale of common stock	266,212	116,000	419,212
Due to stockholder	1,389	-	1,389
Net Cash Provided By Financing Activities	267,601	116,000	435,601

NET INCREASE IN CASH	180,800	99,725	194,789

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,989	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,789	$99,725	$194,789

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
License	$1,454	$-	$1,454
Accounts payable and accrued liabilities	$14,573	$-	$14,573

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

NOTE 1.

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B)   Organization

On March 16, 2011 (the “Closing Date”) MMAX Media, Inc. (“MMAX”) completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX.   Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, Hyperlocal is considered the accounting acquirer and the acquiree is MMAX and the transaction has been accounted for as a reverse merger.

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

(C)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from March 16, 2011 to March 31, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. from January 22, 2010 through March 31, 2011. All intercompany accounts have been eliminated in the consolidation.

(D)   Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2011, the Company had a net loss of approximately $466,015 and used cash in operations of $212,233  Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Cash and Cash Equivalents

The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

(B)   Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of software for impairment analysis purposes and valuation of any beneficial conversion features on convertible debt.

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

The Company recognizes revenue from setup fees at the time the initial set up is complete and no further work is required. Revenue from the sale of bulk text messages sales are recognized at the time messages are delivered. Revenue from monthly membership fees are recorded upon the monthly anniversary date of each member.

(H)   Segments

The Company operates in one segment and therefore segment information is not presented.

(I)   Loss Per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year.  The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted  average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of March 31, 2011, the 638,602 preferred shares that are convertible into 6,386,020 shares of common stock, and the 500,000 shares issuable upon the exercise of warrants were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

MMAX MEDIA, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011 (UNAUDITED)

NOTE 3.

 RESTATEMENT

On December 28, 2011, as a result of comments received by the Securities and Exchange Commission, the Company determined that the merger with Hyperlocal Marketing LLC should be treated as a reverse merger and not as an acquisition. The Company has restated its financial statements to reflect this basis of accounting.

	March 31, 2011
	As Previously Reported	Adjustment	As Restated

Goodwill	$4,705,104	$(4,705,104)	$-
Additional Paid In Capital	$5,301,562	$(4,705,104)	$596,458

The restatement did not have an effect on the statement of operations, loss per share and cash flows for the three month period ended March 31, 2011.

NOTE 4.

INTANGIBLE ASSETS

On February 1, 2010, the Company entered into a distribution license agreement valued at $4,363. Accumulated amortization for the distribution license was $2,909 as of March 31, 2011.

NOTE 5.

NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of March 31, 2011, the outstanding principle balance of the notes was $2,000.

On December 5, 2010 the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in a newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011 the holder is entitled to 150,000 shares of common stock in the newly formed entity. If the Company did not complete the merger, the holder is not entitled to any shares of common stock. The Company completed the Merger on March 16, 2011 and issued 150,000 shares of common stock valued at $18,750 ($.125per share) as additional consideration.  The Company repaid the note on March 23, 2011. Accrued interest at March 31, 2011 was $419.

On January 21, 2011, the Company borrowed $15,000 pursuant to a convertible note payable. The note bears interest at a rate of 10% per annum and is payable July 20, 2011. If the Company completes the merger prior to July 20, 2011 the note and accrued interest automatically converts into 144,000 shares of common stock in the newly formed entity. If the Company has not completed the merger by July 20, 2011 the note and accrued interest is due the holder .On March 16, 2011 the Company completed the merger and issued 144,000 shares of common stock value at $18,000 ($.125 per share) for principle of $15,000. In addition the Company recorded a beneficial conversion expense of $3,000.

On February 3, 2011, the Company borrowed $15,000 pursuant to a note payable. The note bears interest at a rate of 10% per annum and is payable upon demand by the holder after March 10, 2011. As additional consideration the holder is entitled to receive 100,000 shares of common stock in the newly formed entity if the Company completed the merger by March 10, 2011. If the Company completed the merger after March 10, 2011 the holder is entitled to 150,000 shares of common stock in the newly formed entity. If the merger was not completed in 90 days the holder was not entitled to any shares of common stock. The Company completed the Merger on March 16, 2011 and issued 100,000 shares of common stock valued at $12,500 ($.125 per share) as additional consideration. The Company repaid the note on March 23, 2011.  Accrued interest at March 31, 2011 was $58.

MMAX MEDIA, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011 (UNAUDITED)

NOTE 6.

COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000.

NOTE 7.

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

On March 16, 2011 the Company was deemed to have issued 638,602 convertible preferred shares and 12,403,374 common shares for the acquisition of 100% of MMAX Media, Inc. pursuant to a reverse merger.

On the Closing Date March 16, 2011, the Company completed a private placement and sold an aggregate of 2,000,000 shares of restricted shares of Common Stock to 10 accredited investors for gross proceeds of $250,000 ($.125 per share) and paid direct offering costs of $8,788.

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

During the three months ended March 31, 2011, the Company issued 250,000 shares of common stock for financing costs on notes payable of $31,250 based on a recent cash offering price ($.125 per share).

MMAX MEDIA, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011 (UNAUDITED)

Warrants

The following tables summarize all warrant grants to employees and consultants for the three months ended March 31, 2011 and the related changes during these periods are presented below.  No stock options were granted during the three months ended March 31, 2011.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	-	-
Granted	500,000	$0.25
Exercised	-
Expired	-
Balance at March 31, 2011	500,000
Warrants Exercisable at March 31, 2011	500,000	$0.25
Weighted Average Fair Value of Warrants Granted During 2011		$0.25

The following table summarizes information about warrants for the Company as of March 31, 2011 and 2010:

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.25	500,000	3.00	$0.25	500,000	$0.25

On March 24, 2011, the Company granted 500,000 three year warrants having an exercise price of $0.25 per share. The warrants vest immediately.  The Company has valued these warrants at their fair value of $12,323 using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	2 years
Expected volatility:	72%
Risk free interest rate:	0.72%
Expected dividends:	0%

NOTE 8.

RELATED PARTIES

During 2010, a related party shareholder contributed $9,057 of salary back to the Company. The amount was recorded as an in-kind contribution by the managing member.

During the three months ended March 31, 2011, the Company borrowed $1,389 from a related party shareholder to pay operating expenses. The loan bears no interest and is due on demand.

NOTE 9.

CONCENTRATIONS

For the three months ended March 31, 2011 and the period from January 22, 2010 inception to March 31, 2011 one customer accounted for 30% and 23% of total sales.

NOTE 10.

SUBSEQUENT EVENT

During April 2011, the Company issued 10,000 shares of common stock for cash of $1,250 ($.125 per share).

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to product sales, future financings, or the commercial success of our products. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described from time to time in our future reports filed with the SEC.

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

At the closing of the merger, the Company completed a private placement and sold an aggregate of 2,000,000 shares of restricted shares of Common Stock to 10 accredited investors for gross proceeds of $250,000.

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

•

professional fees of $49,737 primarily related to costs and expenses associated with the Merger Agreement;

•

web development and hosting in the amount of $15,225 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;

•

payroll and payroll taxes of $29,367;

•

consulting fees of $55,000 primarily relating to assistance in corporate finance and programming and customer service services relating to the Company’s PayMeOn product;

•

travel and entertainment in the amount of $10,024; and

•

general and administrative expenses of $24,485.

For the period from inception (January 22, 2010) through March 31, 2011 we had revenues of $36,963 which were primarily derived from the sale of the Company’s Hyperlocal mobile text marketing packages.  Operating expenses for the period from inception through March 31, 2011 were $468,252, primarily consisting of the following:

•

professional fees of $51,517 primarily related to costs and expenses associated with the Merger Agreement;

•

web development and hosting in the amount of $35,847 primarily related to the Company’s Hyperlocal mobile text marketing business, and to a lesser extent development and hosting of the Company’s PayMeOn websites and mobile application;

•

payroll and payroll taxes of $128,240;

•

consulting fees of $166,673 primarily relating to sales and customer service support of the Company’s Hyperlocal mobile text marketing business and as set forth above;

•

travel and entertainment in the amount of $36,211; and

•

general and administrative expenses of $47,649 primarily consisting of licenses, accounting and other general and administrative expenses for the Hyperlocal mobile text marketing business.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated February 17, 2011 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.3	Articles of Designation of Preferred Stock(2)
3.4	Bylaws(2)
10.1	Preferred Stock Lock up Agreement dated April 1, 2009(3)
10.2	Amendment to Preferred Stock Lock Up Agreement dated April 19, 2010(4)
10.3	Indemnification Agreement (5)
16.1	Letter from DeJoya Griffith & Company(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed March 21, 2011.

(2)	Incorporated by reference to the Company’s registration statement on Form S-1 filed November 4, 2008 (333-155028).

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009 filed on April 21, 2009.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed April 26, 2010.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed February 18, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 27, 2012

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer