Form 10-Q/A
period 2011-06-30
MMAX MEDIA, INC.
filed 2012-01-31
CIK 1448705

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

EXPLANATORY PARAGRAPH

MMAX Media, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 primarily to revise the previous accounting treatment and recognize the Company’s merger transaction completed on March 16, 2011 with Hyperlocal, LLC as a recapitalization, rather than an acquisition. As a result of the revised accounting treatment for the merger, no goodwill or intangible assets were recorded in conjunction with the recapitalization.

As a result of these restatements to our financial statements for the three months and six months ended June 30, 2011, we are filing this Amendment No. 1 to our Form 10-Q for the period ending June 30, 2011 to reflect the changes to our financial statements necessitated by these restatements. Additional information on the effect of the correction in our financial statements as a result of this restatement is contained in Note 5- Restatement appearing elsewhere in the report. The items in this Form 10-Q/A (Amendment No. 1) which are amended and restated as a result of the foregoing are:

Part I. Financial Information

Item 1. Financial Statements, including consolidated balance sheets consolidated statement of operations, consolidated statement of stockholders’ equity, consolidated statement of cash flows and Notes to Consolidated Condensed Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

Item 4. Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended June 30, 2011. This filing supersedes in its entirety our original Form 10-Q for the period ended June 30, 2011.

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.

Controls and Procedures

21

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

22

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

(Removed And Reserved)

22

Item 5.

Other Information

22

Item 6.

Exhibits

22

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED) (RESTATED) AND AS OF DECEMBER 31, 2010

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (RESTATED), THE PERIOD FROM JANUARY 22, 2010 TO JUNE 30, 2010 AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED) (RESTATED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED) (RESTATED)

PAGE	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 (RESTATED), THE PERIOD JANUARY 22, 2010 (INCEPTION) TO JUNE 30, 2010 AND FOR THE PERIOD FROM JANUARY 22, 2010 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED) (RESTATED)

PAGES	5 - 15	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(A DEVELOPMENT STAGE ENTERPRISE)

	June 30, 2011	December 31, 2010
	(Unaudited) As Restated Note 5
ASSETS

CURRENT ASSETS
Cash	$54,776	$13,989
Prepaid expenses	—	2,082

TOTAL CURRENT ASSETS	54,776	16,071

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	25,989	25,283

OTHER ASSETS
Deposits	4,290	—

TOTAL OTHER ASSETS	4,290	—

TOTAL ASSETS	$85,055	$41,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$29,849	$3,000
Accrued expenses	28,647	—
Due to shareholder	1,389	—
Deferred revenue	1,571	4,960
Note Payable	2,000	15,000

TOTAL CURRENT LIABILITIES	63,456	22,960

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 277,733 and 0 shares issued and outstanding, respectively	277	—
Common stock, $0.001 par value, 195,000,000 shares authorized, 39,505,459 and 20,582,076 shares issued and outstanding, respectively	39,503	20,580
Additional paid in capital	594,453	252,150
Accumulated deficit during development stage	(612,634)	(254,336)

TOTAL STOCKHOLDERS' EQUITY	21,599	18,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,055	$41,354

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Period From January 22, 2010 (Inception) to June 30, 2010	For the Period From January 22, 2010 (Inception) to June 30, 2011
	As Restated Note 5		As Restated Note 5		As Restated Note 5

Revenue
Service Revenue, net	$10,653	$4,555	$18,643	$4,555	$47,616

OPERATING EXPENSES
Professional fees	37,803	1,005	87,540	1,005	89,320
Web development and hosting	22,886	4,190	38,111	8,014	58,733
Marketing	1,917	1,044	3,022	1,994	4,032
Payroll and payroll taxes	64,395	44,688	93,762	52,139	192,635
Consulting	211	38	55,211	1,038	166,884
Travel and entertainment	2,997	7,993	13,021	8,795	39,208
Impairment of intangible assets	1,454	—	1,454	—	1,454
General and administrative	9,034	4,739	33,519	6,987	56,683
Total Operating Expenses	140,697	63,697	325,640	79,972	608,949

NET LOSS FROM OPERATIONS	(130,044)	(59,142)	(306,997)	(75,417)	(561,333)

OTHER EXPENSES
Liquidated damages	16,575	—	16,575	—	16,575
Interest expense	—	—	34,726	—	34,726
Total other expenses	16,575	—	51,301	—	51,301

Net loss before provision for income taxes	(146,619)	(59,142)	(358,298)	(75,417)	(612,634)

Provision for Income Taxes	—	—	—	—	—

NET LOSS	$(146,619)	$(59,142)	$(358,298)	$(75,417)	$(612,634)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	36,884,141	18,788,292	30,056,795	17,281,001

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance January 22, 2010 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of stock for cash (founders)	—	—	14,370,816	14,370	(14,332)	—	38

Issuance of stock for cash	—	—	5,420,333	5,420	147,580	—	153,000

Issuance of stock for services	—	—	790,927	790	109,845	—	110,635

In contribution of services	—	—	—	—	9,057	—	9,057

Net Loss	—	—	—	—	—	(254,336)	(254,336)

Balance, December 31, 2010	—	—	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	—	—	207,319	207	28,793	—	29,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,403	(22,073)	—	(9,032)

Issuance of stock for cash, net of expenses $8,788	—	—	2,210,000	2,210	265,252	—	267,462

Issuance for loan conversion	—	—	394,000	394	48,856	—	49,250

Issuance of stock for Legal services	—	—	100,000	100	12,400	—	12,500

Warrants issued for services	—	—	—	—	12,323	—	12,323

Conversion of preferred stock to common stock	(360,869)	(361)	3,608,690	3,609	(3,248)	—	—

Net Loss for the six months ended June 30, 2011	—	—	—	—	—	(358,298)	(358,298)

Balance, June 30, 2011 (Restated)	277,733	$277	39,505,459	$39,503	$594,453	$(612,634)	$21,599

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(A DEVELOPMENT STAGE ENTERPRISE)

AS RESTATED NOTE 5

(UNAUDITED)

	For the Six Months Ended June 30, 2011	For the Period From January 22, 2010 (Inception) to June 30, 2010	For the Period From January 22, 2010 (Inception) to June 30, 2011
	As Restated Note 5		As Restated Note 5
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,298)	$(75,417)	$(612,634)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	—	38	119,730
Depreciation	4,449	—	6,610
Impairment of license	1,454		1,454
Warrants issued for services	12,323	—	12,323
Common stock issued for services	41,500	—	41,500
Stock based compensation to note holders for interest	34,250	—	34,250
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	2,082	—	—
Increase in accounts payable	26,347	—	29,347
Increase in accrued expenses	16,575		16,575
(Decrease) / increase in deferred revenue	(3,389)	—	1,571
Net Cash Used In Operating Activities	(222,707)	(75,379)	(349,274)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits	(4,290)	—	(4,290)
Purchase of computer equipment and website	(5,155)	(4,768)	(32,599)
Cash acquired in acquisition	4,088	—	4,088
Net Cash Used In Investing Activities	(5,357)	(4,768)	(32,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	30,000	—	45,000
Repayment of notes payable	(30,000)	—	(30,000)
Sale of common stock	267,462	143,000	420,462
Due to stockholder	1,389	—	1,389
Net Cash Provided By Financing Activities	268,851	143,000	436,851

NET INCREASE IN CASH	40,787	62,853	54,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,989	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,776	$62,853	$54,776

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—
License	$1,454	$—	$1,454
Accounts payable and accrued liabilities	$14,573	$—	$14,573

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

(B) Organization

On March 16, 2011 (the “Closing Date”) MMAX Media, Inc. (“MMAX”) completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, Hyperlocal is considered the accounting acquirer and the acquiree is MMAX and the transaction has been accounted as a reverse merger.

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

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 to June 30, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM Paymeon, Inc. from January 22, 2010 (inception) through June 30, 2011. All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2011, the Company had an accumulated deficit of $612,634 and used cash in operations of $349,274 from inception and a working capital deficiency of $8,680.  Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development and the impairment of licenses in the amount of $1,454.

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

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuations of goodwill, stock based compensation valuation of and any beneficial conversion features on convertible debt.

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

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year.  The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of June 30, 2011 there are 277,733 preferred shares that are convertible into 2,777,330 shares of common stock, and 500,000 shares issuable upon the exercise of warrants were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive. There are no dilutive securities outstanding as of June 30, 2011.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 3.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011 (UNAUDITED)

NOTE 4.

LICENSES

On February 1, 2010, the Company entered into a distribution license agreement valued at $4,363. Accumulated amortization for the distribution license was $2,909 as of June 30, 2011 the unamortized amount of $1,454 was impaired and expensed during the quarter ended June 30, 2011.

NOTE 5.

RESTATEMENT

On December 28, 2011, as a result of comments received by the Securities and Exchange Commission, the Company determined that the merger with Hyperlocal Marketing, LLC should be treated as a reverse merger and not as an acquisition. The Company has restated its financial statements to reflect this basis of accounting.

	June 30, 2011
Changes to Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated

Additional Paid In Capital	$5,299,557	$(4,705,104)	$594,453

Deficit Accumulated during the development stage	$(5,317,738)	$4,705,104	$(612,634)

	Three Months Ended June 30, 2011
Changes to Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Impairment of intangible assets	$4,706,558	$(4,705,104)	$1,454

Net Loss	$(4,851,723)	$4,705,104	$(146,619)

Net loss per share – basic and diluted	$(0.13)	$0.13	$-

	Six Months Ended June 30, 2011
Changes to Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Impairment of intangible assets	$4,706,558	$(4,705,104)	$1,454

Net Loss	$(5,063,402)	$4,705,104	$(358,298)

Net loss per share – basic and diluted	$(0.17)	$0.16	$(0.01)

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011 (UNAUDITED)

	For the Period From January 22, 2010 (Inception) to June 30, 2011
Changes to Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Impairment of intangible assets	$4,706,558	$(4,705,104)	$1,454

Net Loss	$(5,317,738)	$4,705,104	$(612,634)

	For the Six Months Ended June 30, 2011
Changes to Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(5,063,402)	$4,705,104	$(358,298)

Impairment of intangible assets	$4,705,104	$(4,705,104)	$-

	For the Period From January 22, 2010 (Inception) to June 30, 2011
Changes to Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(5,317,738)	$4,705,104	$(612,634)

Impairment of intangible assets	$4,705,104	$(4,705,104)	$-

NOTE 6.

LIQUIDATED DAMAGES

Pursuant to the Company’s private placement of in the amount of $276,250 as of June 30, 2011 holders are entitled to liquidated damages if the offering registration statement covering the Registrable Securities is not filed within 60 days of the Termination Date and declared effective within 180 days of the termination date, the Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Register able Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. Furthermore, the damages payable to each holder shall not exceed 6% of the aggregate amount invested by such holder. At June 30, 2011 the Company has not filed the required registration statement and has accrued $16,575 of liquidated damages.

NOTE 7.

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

NOTE 8.

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

NOTE 9.

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

On March 16, 2011 the Company was deemed to have issued 638,602 convertible preferred shares and 12,403,374 common shares for the acquisition of 100% of MMAX Media, Inc. pursuant to a reverse acquisition.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011 (UNAUDITED)

Warrants

The following tables summarize all warrant grants to consultants for the six months ended June 30, 2011 and the related changes during these periods are presented below.  No stock options were granted during the six months ended June 30, 2011.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	-	-
Granted	500,000	$0.25
Exercised	-
Expired	-
Balance at June 30, 2011	500,000
Warrants Exercisable at June 30, 2011	500,000	$0.25
Weighted Average Fair Value of Warrants Granted During 2011		$0.25

The following table summarizes information about warrants for the Company as of June 30, 2011:

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.25	500,000	2.75	$0.25	500,000	$0.25

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

NOTE 10.

RELATED PARTIES

During 2010, a related party shareholder and officer contributed $9,057 of salary to the Company. The amount was recorded as an in-kind contribution.

During the six months ended June 30, 2011, the Company borrowed $1,389 from a related party shareholder and officer to pay operating expenses. The loan bears no interest and is due on demand.

NOTE 11.

CONCENTRATIONS

For the six months ended June 30, 2011 and the period from January 22, 2010 inception to June 30, 2011 one customer accounted for 39% and 15% of total sales, respectively.

NOTE 12.

SUBSEQUENT EVENT

On July 1, 2011 the Company issued 20,000 shares of common stock value at $6,000, ($.30 per share).

On July 12, 2011, 193,576 shares of convertible preferred stock were converted into 1,935,760 shares of common stock.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011 (UNAUDITED)

On August 11, 2011, 84,157 shares of convertible preferred stock were converted into 841,570 shares of common stock.

On August 15, 2011, the Company entered into an employment agreements with its Chief Executive Officer. This is for a period of one year and automatically extend for one day each day until either party notifies the other not to further extend the employment period, provide for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total.

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

Hyperlocal was formed and commenced operations on January 22, 2010, as a development stage company. Accordingly, year over year comparisons and analysis are not meaningful for the period ending June 30, 2011.  Revenues for the three months ended June 30, 2011, totaled $10,653 and were principally derived from sales of the Company’s Hyperlocal mobile text marketing packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.  A small amount of sales were derived from our PayMeOn business, which is still in its development stage.

Operating expenses for the three months ended June 30, 2011 totaled $140,697. A summary of the operating expenses for the three months ended June 30, 2011 is included below:

•

professional fees of $37,803 primarily related to legal and accounting expenses associated with the operations of the business;

•

web development and hosting in the amount of $22,886 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;

•

payroll and payroll taxes of $64,395;

•

consulting fees of $211 primarily relating to assistance in corporate finance and programming and customer service services relating to the Company’s PayMeOn product;

•

travel and entertainment in the amount of $2,997;

•

general and administrative expenses of $9,034; and

•

Marketing expenses of $1,917.

Operating expenses for the six months ended June 30, 2011 totaled $325,640. A summary of the operating expenses is included below:

•

professional fees of $87,540 primarily related to legal and accounting expenses associated with the operations of the business;

•

web development and hosting in the amount of $38,111 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;

•

payroll and payroll taxes of $93,762;

•

consulting fees of $55,211 primarily relating to assistance in corporate finance and programming and customer service services relating to the Company’s PayMeOn product;

•

travel and entertainment in the amount of $13,021;

•

general and administrative expenses of $33,519; and

•

Marketing expenses of $3,022.

For the period from inception (January 22, 2010) through June 30, 2011 we had revenues of $47,616 which were primarily derived from the sale of the Company’s Hyperlocal mobile text marketing packages and a small amount of PayMeOn related sales. Operating expenses for the period from inception through June 30, 2011 were $610,403, primarily consisting of the following:

•

professional fees of $89,320 primarily related to costs and expenses associated with the Merger Agreement;

•

web development and hosting in the amount of $58,733 primarily related to the Company’s Hyperlocal mobile text marketing business, and the development and hosting of the Company’s PayMeOn websites and mobile application;

•

payroll and payroll taxes of $192,635;

•

consulting fees of $166,884 primarily relating to sales and customer service support of the Company’s Hyperlocal mobile text marketing business and as set forth above;

•

travel and entertainment in the amount of $39,208;

•

general and administrative expenses of $56,683 primarily consisting of licenses, accounting and other general and administrative expenses for the Hyperlocal mobile text marketing business; and

•

Marketing expenses of $4,032.

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of approximately $54,776. At June 30, 2011 we had working capital deficit of $8,680 and an accumulated deficit of $612,634.

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

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2011, the Company had a net loss from inception of $614,088. Losses have principally occurred as a result of the impairment of goodwill associated with the mixed martial arts television production business that was operated by the Company prior to the acquisition by Hyperlocal Marketing on March 16, 2011.  The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products.

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

ITEM 1A

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2011, the Company issued 10,000 shares of restricted common stock to an accredited investor for gross proceeds of $1,125 ($.125 per share).  No fees or commissions were paid in connection with the offering.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act and the shares contain a legend restricting their transferability absent registration or applicable exemption.

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

None

ITEM 4

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

(3)

Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2009 filed on April 21, 2009.

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