Form 10-K
period 2011-12-31
MMAX MEDIA, INC.
filed 2012-04-05
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

MMAX Media, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-53574	20-4959207
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

511 NE 3RD Avenue, 1st Floor

Fort Lauderdale, FL 33301

(Address of Principal Executive Office) (Zip Code)

(800) 991-4534

 (Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.24 per share).  $8,194,421.20 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 4, 2012 there were 44,946,539 shares outstanding.

PART I

Item 1.

Business.

Overview

MMAX Media, Inc., a Nevada corporation, is a development stage company organized on May 30, 2006, that owns and operates products aimed at the location-based marketing industry. We develop and market products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management. We have developed “PayMeOn”, a product designed to offer its customers income potential through the purchase and referral of “coupon-style” deals through mobile and web interfaces.

Historically, we have offered mobile marketing platform services to merchants under the “Hyperlocal Platform” name. The Hyperlocal Platform supports multiple text messaging services such as WAP, MMS and XHTML, which run on a commercial grade mobile marketing platform and operates with all major mobile carriers, including AT&T, Sprint, T-Mobile and Verizon. The fully-integrated interface allows for web-based monitoring of customers. It provides access to real-time statistics for each customer’s account, including but not limited to incoming and outgoing messages, number of keywords, credits and account status.

In early 2012, we incorporated the Hyperlocal Platform into a new product offering called the PayMeOn Merchant Profit Center.  The PayMeOn Merchant Profit Center is aimed at small and medium sized businesses and incorporates the purchase, referral and “coupon style” daily deal components of our consumer based PayMeOn product, as well as all of the mobile marketing components of the Hyperlocal Platform.

We had total assets of $41,354 and $34,931 at December 31, 2010 and December 31, 2011, respectively. From inception through December 31, 2011, we had revenues of $61,946 and a net loss of $1,869,734. At December 31, 2011, we had a cash balance of approximately $6,328, a working capital deficit of approximately $81,337 and an accumulated deficit of approximately $1,869,734. Additional losses have occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of our products.

History

On March 16, 2011 we completed an agreement and plan of merger to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Hyperlocal was a development stage Florida company, organized on January 22, 2010. Pursuant to the terms of the merger agreement, Tommy Habeeb resigned as our chief executive officer and director and Edward Cespedes was appointed to serve as our chief executive officer and director.  Under the terms of the merger agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction was treated as a recapitalization and Hyperlocal is considered the accounting acquirer and MMAX is considered the accounting acquiree (and for financial accounting purposes we were deemed to have issued 638,602 shares of preferred stock and 12,403,374 shares of common stock). At certain periods prior to the closing of the merger agreement (and directly prior to the closing of the merger agreement), MMAX was a shell company and the one year restricted period for resales under Rule 144 falls on October 14, 2012.

Organization

MMAX holds a wholly owned interest in the HLM Paymeon, Inc., a Florida corporation. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “MMAX”. Our executive offices are located at 511 N.E. 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301. Our telephone number is (800) 991-4534. We own and operate several websites, including www.paymeon.com. The information which appears on these websites is not part of this report.

Marketing Opportunity

Hyperlocal was created to address the opportunities developing in the “Hyperlocal” market. The “Hyperlocal” market is also known as, “the location-based market”, “the proximity market”, and the “mobile advertising market”. The opportunity revolves around new methods of reaching customers “in context” wherever they might be, whenever they might be there, based on the ubiquitous penetration of mobile devices.

As reported by the CTIA Wireless Association in 2010, mobile device penetration (mobile phones, feature phones and smart phones) is over 90% in the United States, with “smart phones” (iphones, droid phones, etc) currently representing just over 20% of all devices (as reported by Comscore Datagem) – but growing the fastest.

This penetration indicates that most young people and adults have a mobile device with them at all times and would be potential customers for products and services being developed in this market. We believe that we can capitalize by being an early provider of these products and services to merchants and provide customers with opportunities to receive income for referring coupons. Four out of five teens carry a wireless device, and the majority (57%) view their cell phone as the key to their social life (Source: CTIA Wireless Association). We believe that merchants can build brand awareness, increase sales, or reward loyalty by adopting mobile marketing strategies that tap the mobile phones power of immediacy.

As is typical in fast-growing new marketing segments, lots of different companies that provide lots of different products and services have been incorporated. This has resulted in a highly “fragmented” situation with few large players and lots of unbranded small players with a vast array of products and services. Some of the offerings in the Hyperlocal market today include:

text platforms	short code sales	short code development
premium keyword sales	mobile websites	mobile coupons
mobile banner advertising	mobile lead generation	application development
application marketing

We believe the Hyperlocal market is highly important to the future of large media businesses as more and more of consumer Internet “time spent” moves to mobile devices and to “location based applications”.

Description of Products and Services

We are developing and offering a full suite of mobile marketing “platform” services to businesses. All our products and services fall broadly into the mobile marketing category; however, we currently market  our business in two parts: (1) “PayMeOn” products and services directed mainly at consumers; and (2) the PayMeOn Merchant Profit Center, directed mainly at small and medium sized businesses.

PayMeOn

PayMeOn consumers are able to browse “deal” coupons, purchase them, and most importantly, share them in exchange for cash payments from the web and from our PayMeOn mobile application. PayMeOn operates in the “social income” space. We define social income as income or benefits derived from referring or recommending products to people in your network(s). The fundamental driver of the PayMeOn product is the opportunity for users to earn money through referrals. Many products and services are sold over the Internet today through recommendations or referrals. Social networks have allowed users to connect seamlessly and have become powerful platforms for “friends” to connect, share, and recommend products that are “imbedded” in the networking experience. We believe that users should be paid for their successful referrals. We call these payments “social income”. We believe that the ubiquitous adoption of mobile phones has created portable and “real time” social networks that can be monetized.

Successful sharing can result in income for users, highlighted on a “per deal” basis with the offers. We intend to make referral payments to users through PayPal and by check. We believe that earnings above $10.00 per month will be very meaningful income to PayMeOn users. PayMeOn derives its “net revenue” from the difference of what it charges consumers for a particular “deal” and what it owes merchants as their share of a particular deal.  The difference is PayMeOn’s net revenue.  PayMeOn establishes a “payout” amount for each of the deals it offers from its share of the next revenue.  PayMeOn users earn their “social income” from the payout amount established by PayMeOn.

We believe the success of PayMeOn will depend on (1) the quality of deals in many markets, and (2) the quantity of users. Under an agreement dated November 2010, we have partnered with Adility, Inc., a third party provider of deals throughout the United States. Adility negotiates “deals” with all types of merchants and “feeds” them to PayMeOn via an application program interface (API). This relationship provides PayMeOn with deals across the country that it can market to its users. PayMeOn is also in discussions with other third-party providers of deals and is reviewing the creation of its own internal “deal getter” team. By advertising deals in the local markets they are offered, PayMeOn can also leverage Adility to attract new users. The agreement was for an initial term of one year and automatically renews for subsequent one year terms unless either party informs the other party of its intent not to renew at least 30 days prior to the then current expiration date. Under the agreement we will generally pay a fee to the deal vendor equal to 50% of the gross transaction revenue. We pay also Adility a transaction fee equal to the greater of 20% of the net transaction revenue generated from the purchase of any deal by a customer and $2.00. “Net Transaction Revenue” is the price paid for a deal, minus the fees paid to the deal vendor.

We also intend on growing our customer base by “leading with the application”. That is, marketing primarily aimed at attracting mobile application users. We believe this will be a powerful approach, as these users will be driven more by their desire to earn money than anything else. This will lead them to share as many deals as possible (as opposed to “leading with deals” where the primary goal of the user is to purchase a great deal) in pursuit of potential payouts.

Finally, PayMeOn is integrating its offering with the Hyperlocal Marketing Platform to provide merchants with mobile marketing and advertising services. PayMeOn is creating “packages” that offer merchants full access and use of the mobile marketing platform, as well as the ability to offer daily deals.  PayMeOn expects to begin offering merchants integrated packages in the first quarter of 2012.

The PayMeOn Merchant Profit Center

PayMeOn has integrated its offerings with the Hyperlocal Marketing Platform to create the “PayMeOn Merchant Profit Center”.  The PayMeOn Merchant Profit Center platform is designed to provide local merchants with a mobile and web based marketing platform that allows merchants to distribute coupons or “daily deals”, capture and retain customers, and earn money from their customers whenever they purchase from the PayMeOn network. The product is typically sold on an annual “package” basis (bronze, silver, gold, platinum or custom).  Packages are distinguished by different distribution opportunities and volume of text messages available.

Distribution of coupons or “daily deals”

Customers of the PayMeOn Merchant Profit Center are able to market coupons or “daily deals” at http://www.paymeon.com or to PayMeOn customers directly via email as often as once a month (depending on the plan they select), and retain up to 90% of the proceeds.  We believe that unlike most PayMeOn competitors in the daily deal space, PayMeOn is able to allow merchants to retain nearly all their proceeds from sales of coupons or daily deals on its network because it charges an annual up-front fee.

Capture and retention of customers

Use of the mobile marketing module of the PayMeOn Merchant Profit Center allows merchants to acquire and retain customer mobile phone numbers and merchants are able to market via text to customers from the platform in the future. “Keyword” driven accounts are created for merchants on the mobile module of the PayMeOn Merchant Profit Center  Keywords are descriptive words created for the merchant in the system that are “marketed” at the point of sale or in print or online advertising to customers.  For example, a customer might enter a restaurant called “Stephs”. When the customer enters the restaurant, they see a sign that reads, “to join our VIP club, text “stephs <space> your email address to 41513”. When the customer texts the keyword (“stephs”) and his/her email into the system, he/she is “opting in” to that merchant’s account on the mobile marketing module of the PayMeOn Merchant Profit Center and also being “anchored” to the merchant’s profit center account at PayMeOn.

The platform also provides the merchant with various other capabilities, including the ability to run contests for members, create mobile websites and other useful applications.

The PayMeOn Merchant Profit Center is marketed primarily to small and medium sized businesses in various categories, including but not limited to restaurants, automotive supply and repair shops, spas, specialty retail and medical offices. Merchants use the platform in a variety of ways by marketing “keywords” that drive consumer interest:

•

Mobile coupons

•

Calls to action (text “MMAX” to 41513 to view a working demonstration)

•

Brand engagement (voting, contests, polling)

•

Geotargeted ads (travel, rental cars)

•

Send alerts, sales related notifications

•

Appointment reminders

•

Audience interactions (concerts, conferences, airports)

Generating revenue from customers from purchases on the PayMeOn network

When customers “text in” keywords and email addresses to PayMeOn Merchant Profit Center accounts, they are “anchored” or “connected” to the merchant’s account at PayMeOn.  Merchants earn “anchor” payments for anything purchased by their anchored customers anywhere on the PayMeOn network.

Competition

The location based marketing industry is a new, fragmented and competitive industry. Furthermore, the marketing industry in general is a large and competitive industry. In the United States and throughout the world, the marketing industry has a diverse set of channels, including direct mail, tele-marketing, television, radio, newspaper, magazines and the recently developed mobile and web-based markets. The list of market leaders fluctuates constantly. Many competitors are large and have significantly greater financial, marketing and other resources than our company.

Intellectual Property

We have recently applied for U.S. trademark protection on the term “social income”. We have not applied for any other U.S. trademarks and, except for common law rights, currently do not hold any other intellectual property rights on the products we have developed. We have secured the following domain names: paymeon.com; paymeon.net; paymeon.tv; paymeon.org; paymeon.biz; paymeon.mobi; paymeon.co; paymeon.tel; paymeon.us; hyperloc.com; Hyperlocalmarketing.net; Hlmllc.com; and Hlmllc.net.

Employees

At December 31, 2011, we had four full time employees. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal offices are located at 511 N.E. 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301. We occupy this space for a term of one year, which commenced on April 1, 2011, at a cost of approximately $2,915 per month. The offices are approximately 2,500 square feet and are sufficient to support our current and anticipated operations.

Item 3.

Legal Proceedings.

We are not currently subject to any legal proceedings.

Item 4.

Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Since our merger with Hyperlocal, our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol MMAX. Quotation commenced during the quarter ended June 2009. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since June 2009 was as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2009	$ 0.02	$ 0.02
September 30, 2009	$ 0.02	$ 0.02
December 31, 2009	$ 0.02	$ 0.02
March 31, 2010	$ 0.05	$ 0.02
June 30, 2010	$ 0.85	$ 0.40
December 31, 2010	$ 0.50	$ 0.16
December 31, 2010	$ 0.16	$ 0.08
March 31, 2011	$ 0.43	$ 0.11
June 30, 2011	$ 0.35	$ 0.15
December 31, 2011	$ 0.37	$ 0.20
December 31, 2011	$ 0.26	$ 0.07

On March 26, 2012, our common stock had a closing price of $ 0.063.

Holders

As of December 31, 2011, there were approximately 115 security holders of record of our common stock.

Transfer Agent and Registrant

Our transfer agent is Empire Stock Transfer, Inc., located at 1859 Whitney Mesa Drive, Henderson, Nevada. Our transfer agent’s telephone number is 702-818-5898.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

Except those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have not sold additional securities without registration under the Securities Act of 1933, as amended.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in this registration statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have recently integrated our PayMeOn offerings with the Hyperlocal Marketing Platform to create the “PayMeOn Merchant Profit Center”.  The PayMeOn Merchant Profit Center platform is designed to provide local merchants with a mobile and web based marketing platform that allows merchants to distribute coupons or “daily deals”, capture and retain customers, and earn money from their customers whenever they purchase from the PayMeOn network. The product is typically sold on an annual “package” basis (bronze, silver, gold, platinum or custom).  Packages are distinguished by different distribution opportunities and volume of text messages available.

Distribution of coupons or “daily deals”

Customers of the PayMeOn Merchant Profit Center are able to market coupons or “daily deals” at http://www.paymeon.com or to PayMeOn customers directly via email as often as once a month (depending on the plan they select), and retain up to 90% of the proceeds.  Unlike most PayMeOn competitors in the daily deal space, PayMeOn is able to allow merchants to retain nearly all their proceeds from sales of coupons or daily deals on its network because it charges an annual up-front fee.

Capture and retention of customers

Use of the mobile marketing module of the PayMeOn Merchant Profit Center allows merchants to acquire and retain customer mobile phone numbers and merchants are able to market via text to customers from the platform in the future. “Keyword” driven accounts are created for merchants on the mobile module of the PayMeOn Merchant Profit Center  Keywords are descriptive words created for the merchant in the system that are “marketed” at the point of sale or in print or online advertising to customers.  For example, a customer might enter a restaurant called “Stephs”. When the customer enters the restaurant, they see a sign that reads, “to join our VIP club, text “stephs <space> your email address to 41513”. When the customer texts the keyword (“stephs”) and his/her email into the system, he/she is “opting in” to that merchant’s account on the mobile marketing module of the PayMeOn Merchant Profit Center and also being “anchored” to the merchant’s profit center account at PayMeOn.

The platform also provides the merchant with various other capabilities, including the ability to run contests for members, create mobile websites and other useful applications.

The PayMeOn Merchant Profit Center is marketed primarily to small and medium sized businesses in various categories, including but not limited to restaurants, automotive supply and repair shops, spas, specialty retail and medical offices. Merchants use the platform in a variety of ways by marketing “keywords” that drive consumer interest:

•

Mobile coupons

•

Calls to action (text “MMAX” to 41513 to view a working demonstration)

•

Brand engagement (voting, contests, polling)

•

Geotargeted ads (travel, rental cars)

•

Send alerts, sales related notifications

•

Appointment reminders

•

Audience interactions (concerts, conferences, airports)

Generating revenue from customers from purchases on the PayMeOn network

When customers “text in” keywords and email addresses to PayMeOn Merchant Profit Center accounts, they are “anchored” or “connected” to the merchant’s account at PayMeOn.  Merchants earn “anchor” payments for anything purchased by their anchored customers anywhere on the PayMeOn network.

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

Hyperlocal was formed and commenced operations on January 22, 2010, as a development stage company. Accordingly, year over year comparisons and analysis are not meaningful for the year ending December 31, 2010, as compared to the year ending December 31, 2011. Revenues for the year ended December 31, 2011 totaled $32,973 and were principally derived from sales of the Company’s Hyperlocal mobile text marketing packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from our PayMeOn business, which is still in its development stage. Revenues for the year ended December 31, 2010, were $28,973 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the year ended December 31, 2011, totaled $1,597,070. Operating expenses were largely made up of a $857,515 non cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services. Operating expenses for the year ended December 31, 2010, totaled $283,309, the majority of which was related to consulting ($111,673), payroll and payroll taxes ($98,873), travel and entertainment ($26,187), and general and administrative expenses ($23,164). The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. A summary of the operating expenses for the year ended December 31, 2011, is included below:

•

professional fees of $144,209 primarily related to legal and accounting expenses associated with the operations of our business and SEC reporting;

•

web development and hosting in the amount of $64,596 primarily related to the development and hosting of the Company’s PayMeOn infrastructure;

•

payroll and payroll taxes of $242,841;

•

consulting fees of $919,153 primarily relating to the issuance of warrants to consultants as discussed above;

•

travel and entertainment in the amount of $25,225;

•

general and administrative expenses of $182,592; and

•

Marketing expenses of $18,454.

Liquidity and Capital Resources

At December 31, 2011, we had a cash balance of approximately $6,328. At December 31, 2011 we had working capital deficit of $81,337 and an accumulated deficit of $1,869,734. We require additional working capital. See “Plan of Operations” below.

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

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2011, the Company had a net loss from inception of $1,869,734. The Company has dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. Furthermore, we require working capital to fund the anticipated costs of this registration statement. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On January 3, 2012, the Company entered into an agreement to issue secured convertible promissory notes in the aggregate principal amount of up to $125,000 (the “Notes”) to certain accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and includes customary provisions concerning events of default.  In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment. Through April 4, 2012, the Company received $120,000 in gross proceeds.  The Company intends to use the proceeds from the Notes for working capital purposes.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products. We expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product and under the PayMeOn Merchant Profit Center name. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space. We completed a substantial portion of the primary development of the PayMeOn product during the third quarter 2011. Though the product has been “deployed” in beta since the second quarter 2011 and we have already generated some small revenue from PayMeOn, we have now completed updates to PayMeOn’s iphone and android mobile applications, additions to our payment tracking databases and implemented additional reporting capabilities, as well as other technical improvements to the product. We believe that there will be minimal new product development going forward and expect only to dedicate resources to maintenance, update and repair of existing products for the near future. Though we will always monitor the competitive landscape for indications that we may need to develop new and additional products and will develop new products as necessary to remain competitive, we expect to primarily focus on accelerating our sales efforts during 2012.  Accordingly, in February, 2012, we entered into a Master Sales Agreement with PSC LLC, a sales operation that sells third party products through a network of independent sales organizations (iso’s).

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes sales of deals and texts when revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company recognizes revenue from the sale of keywords over the period the keywords are purchased for exclusive use, usually one year. The Company recognizes revenue from setup fees in accordance with Topic 13, which requires the fees to be deferred and amortized over the term of the agreements. Revenue from the sale of bulk text messages sales are recognized at the time messages are delivered. Revenue from monthly membership fees are recorded during the month the membership is earned.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to Our Business and Industry

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

As an early stage company, we have not yet generated significant revenues. We have incurred operating losses since its inception and will continue to incur net losses until we can produce sufficient revenues to cover its costs. Our independent auditors have included in their audit report an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern.

We have a limited operating history, have incurred net losses in the past and expect to incur net losses in the future.

We have a limited operating history and has not recorded a profit since inception. As a result of this, and the uncertainty of the market in which we operate, we cannot reliably forecast our future results of operations. We expect to increase its operating expenses in the future as a result of developing, refining and implementing a sales strategy.

As of December 31, 2011 we have incurred net losses from inception of $1,869,734. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.

We have a short operating history and a new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

We have very little operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. In addition, we do not know if our current business model will operate effectively during the current economic downturn. Furthermore, we are unable to predict the likely duration and severity of the adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

We cannot assure you that we will be able to develop the infrastructure necessary to achieve the potential sales growth.

Achieving revenue growth will require that we develop additional infrastructure in sales, technical and client support functions. We cannot assure you that we can develop this infrastructure or will have the capital to do so. We will continue to design plans to establish growth, adding sales and sales support resources as capital permits, but at this time these plans are untested. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or its efforts to satisfy existing clients are not successful, we may not be able to attract new clients or retain existing clients on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

The markets that we are targeting for revenue opportunities are new and rapidly developing and may change before we can access them.

The markets for traditional Internet and mobile Web products and services that we are targeting for revenue opportunities are changing rapidly and are being pursued by many other companies, and the barriers to entry are relatively low. We cannot provide assurance that we will be able to realize these revenue opportunities before they change or before other companies dominate the market. Furthermore, we have based certain of our revenue opportunities on statistics provided by third party industry sources. Such statistics are based on ever changing customer preferences due to our rapidly changing industry. These statistics, including some of the statistics referenced in this memorandum, have not been independently verified by our company. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit client attrition and maintain our prices.

We may need additional capital to fund our operations, which, if obtained, could result in dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We believe that we will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

We face significant competition from large and small companies offering products and services related to mobile marketing technologies and services, targeted advertising delivery and the delivery of Web-based video.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive client bases and broader client relationships than our company. In addition, these companies may have longer operating histories and greater name recognition. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, we may never generate demand for our products.

If we fail to promote and maintain our brand in a cost-effective manner, we may lose (or fail to gain) market share and our revenue may decrease.

We believe that developing and maintaining awareness of the PayMeOn brands in a cost-effective manner is critical to its goal of achieving widespread acceptance of our existing and future technologies and services and attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of the brand will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products and services for our target client demographic. Historically, efforts to build brand recognition have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain the brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain the brand, we may lose existing clients to our competitors or be unable to attract new clients, which would cause revenue to decrease.

If we do not innovate and provide products and services that are useful to users, revenues and operating results could suffer.

Our success depends on providing products and services that client’s use to promote their brands and products via mobile Web or other Web-based advertising. Competitors are constantly developing innovations in customized communications, including technologies and services related to mobile marketing and targeted ad delivery. As a result, we must continue to invest significant resources in research and development in order to enhance existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, if we are unable to manage our projects or product enhancements, or if we are unable to modify our products and services on a timely basis, we may lose users, clients and advertisers. Our operating results would also suffer if innovations are not responsive to the needs of users, clients and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market.

The success of our business depends on the continued growth and acceptance of mobile marketing/advertising as a communications tool, and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use the mobile Web or alternative communications tools gain popularity, demand for our marketing and advertising technologies and services may decline.

The future success of our business depends on the continued and widespread adoption of mobile marketing as a significant means of advertising and marketing communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that mobile or Web-based marketing/advertising is not a safe and reliable means of communication, which would discourage businesses and consumers from using such methods. Any decrease in the use of mobile devices or Web-based video resources would reduce demand for our marketing technologies and services and harm our business.

If we fail to manage our anticipated growth, our business and operating results could be harmed.

If we do not effectively manage our anticipated growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage our potential growth, we will need to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position.

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

We maintain a network of active channel partners which refer clients to us within different business verticals. If we are unable to maintain contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding clients, which could have a material adverse effect on us. The number of clients we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control.

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled technical and marketing personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with existing compensation structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.

In addition, we invest significant time and expense in training employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our clients could diminish, resulting in a material adverse effect on our business.

We may be unable to protect our intellectual property rights and any inability to protect them could reduce the value of our products, services and brand.

Excluding the filing of trademark protection for “social income”, we have not filed with any regulatory authority for patent or trademark protection.  We intend to protect our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology and there can be no assurance that others will not independently develop similar know-how and trade secrets. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our proprietary know-how to offer competitive products at lower prices and we may not be able to effectively compete against these companies.

We may in the future be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. We have not fully reviewed and assessed the potential intellectual claims centered on our latest asset purchases, mergers, or acquisitions to evaluate any technology licenses required. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

Our ability to offer our products and services may be affected by a variety of U.S. and foreign laws.

The laws relating to the liability of providers of online and mobile marketing services for activities of their users are in their infancy and currently unsettled both within the U.S. and abroad. Future regulations could affect our ability to provide current or future programming.

We will depend on the services of Edward Cespedes and the loss of Mr. Cespedes or failure of Mr. Cespedes to dedicate all of his time to our business could materially harm our company.

We rely on Edward Cespedes, as our sole officer and director. While Mr. Cespedes currently dedicates substantially all of his time to our company, he is not required to dedicate all of his time and resources to our company. The loss of the services of Mr. Cespedes or Mr. Cespedes’ inability to dedicate 100% of his time and resources to our company could materially harm our business. In addition, we do not presently maintain a key-man life insurance policy on Mr. Cespedes.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of other key technical and marketing personnel. The loss of key personnel and the process to replace any of our key personnel would involve significant time and expense, may take longer than anticipated and may significantly delay or prevent the achievement of our business objectives.

We currently have no independent directors, which poses a risk for us from a corporate governance perspective.

Edward Cespedes, our only executive officer, also serves as our only director. Our director and executive officer is required to make interested party decisions, such as the approval of related party transactions, his level of his compensation, and oversight of our accounting function. Our director and executive officer also exercises substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. Due to our lack of independent directors, we have not implemented various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters.  Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our current management must manage transition to a reporting company which may put us at a competitive disadvantage.

Our management team may not successfully or efficiently manage our transition into a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our executive officers and may divert their attention away from the day-to-day management of our business, which would materially and adversely impact our business operations. Hyperlocal intends to hire additional executive level employees, but there can be no assurance that our current or future management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business through the redirection of resources.

Problems with third party hosting companies or our inability to receive third party approvals for our products could harm us.

We rely on third-party hosting companies. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. In addition, we depend on third parties to approve our products. If such approvals are unable to be obtained or are not obtained in a timely fashion, our ability to access additional users and customers from those products would be significantly diminished.

Our business depends on the growth and maintenance of the Internet infrastructure.

Our success will depend on the continued growth and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase or if existing or future internet users access the internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

Our operating results may fluctuate.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

•

Our ability to compete effectively.

•

Our ability to continue to attract clients.

•

Our ability to attract revenue from advertisers and sponsors.

•

The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure.

•

General economic conditions and those economic conditions specific to the internet and internet advertising.

•

Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•

The success of our product expansion.

•

Our ability to attract, motivate and retain top-quality employees.

Failure to retain and attract qualified personnel could harm our business.

Aside from Mr. Cespedes, our success depends on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and we may not be able to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, our business will suffer. Additionally, companies whose Employees accept positions with competitors often claim that such competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified Employees. We could incur substantial costs in defending against any such claims.

We may have difficulty managing any future growth.

The implementation of our business objectives, we may need to grow rapidly; brisk growth would lead to increased responsibility for both existing and new management personnel. In an effort to manage such growth, we must maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. Despite systems and controls, growth is expected to place a significant strain on our management systems and resources. We will need to continue to improve our operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Failure to manage our future growth would have a material adverse effect on the quality of our operations, ability to retain customers and key personnel and operating results and financial condition.

We may not be successful in finding or marketing new products.

Our business operations and financial performance depends on the ability to attract and market new products on a consistent basis. In the direct marketing industry, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. The majority of products are submitted by inventors. There can be no assurance that we will be successful in acquiring rights to quality products. We select new products based upon management’s expertise and limited market studies. As a result, we need to acquire the rights to quality products with sufficient margins and consumer appeal to justify the acquisition costs. There can be no assurance that chosen products will generate sufficient revenues to justify the acquisition and marketing costs.

Our industry is new and we are subject to uncertain regulation.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business.

The CARD Act, as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards. PayMeOn coupon, gift card, stored value or prepaid card offers generally are included within the definition of “gift cards” in many of these laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to PayMeOn offers. However, the CARD Act as well as a number of states and certain foreign jurisdictions also have exemptions from the operation of these provisions or otherwise modify the application of these provisions applicable to gift cards that are issued as part of a promotion or promotional program. If PayMeOn offers are subject to the CARD Act, and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the offer, or the promotional value, which is the add-on value of the offer in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the offer was issued or the date on which the customer last loaded funds on the offer if the offer has a reloadable feature; (ii) the offers stated expiration date (if any), unless offers come within an exemption in the CARD Act for promotional programs; or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption for PayMeOn offers applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards that are defined to include offers and that do not have exemptions that apply to the purchase value or the promotional value, or both, of offers, PayMeOn offers may be required to be honored for the full offer value (the total of purchase value and promotional value) until redeemed. There can be no assurance that as PayMeOn incorporates new requirements as detailed under the CARD Act that merchants will continue to offer PayMeOn offers.

In addition, some states and foreign jurisdictions also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed PayMeOn offers based upon our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to PayMeOn offers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of our offers.

Regulation concerning data protection are evolving and the manner in which we handle personal data may be inconsistent with the interpretation of current laws.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our management has limited experience as a reporting company.

Our management team may not successfully or efficiently manage our transition to a reporting company subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our executive officers and may divert their attention from the day-to-day management of our business, which would materially and adversely impact our business operations. We will seek to hire additional executive level Employees with experience as a reporting company; however there can be no assurance that our current or future management team will be able to adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business through the redirection of resources.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock trades on the Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

Our failure to increase revenue in each succeeding quarter;

•

Our failure to achieve and maintain profitability;

•

Our failure to meet our revenue and earnings guidance;

•

The loss of distribution relationships

•

The sale of a large amount of common stock by our shareholders;

•

Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;

•

Adverse court ruling or regulatory action;

•

Our failure to meet financial analysts’ performance expectations;

•

Changes in earnings estimates and recommendations by financial analysts;

•

Changes in market valuations of similar companies;

•

Short selling activities;

•

Our announcement of a change in the direction of our business;

•

Our inability to manage our international operations;

•

Actual or anticipated variations in our quarterly or in our forecasted results of operations; or

•

Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Shares eligible for sale or convertible into shares in the future could negatively affect our stock price and dilute shareholders

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

The issuance of preferred stock could change control of the company.

Our articles of incorporation authorize the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors. Our articles of incorporation further authorize the Board of Directors to fix and determine the powers, designations, preferences and relative, participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights. In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company. Although we have no present plans to issue additional series or shares of preferred stock, we can give no assurance that we will not do so in the future.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere in the Annual Report.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of the date of this prospectus. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Executive officers are appointed by our Board of Directors and their term of office is at the discretion of our board.

Name	Age	Position

Edward Cespedes	45	Director, Chief Executive Officer and Principal Financial Officer

Edward Cespedes. Edward Cespedes has served as sole officer and director since March 2011. Edward A. Cespedes, age 45, is the founder and chief executive officer of Hyperlocal. Mr. Cespedes has served as the Vice Chairman of Tralliance Registry Management Corporation, the company that manages the .travel domain for the global Internet since 2009 and was Tralliance’s Chief Executive Officer from 2006 through 2009. Mr. Cespedes has served as President of theglobe.com (OTCBB: TGLO) since June 2002 and as a director of theglobe.com, Inc. since 1997. Mr. Cespedes also serves as theglobe.com’s Chief Financial Officer. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLP. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation (formerly Nasdaq: KOOP) and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc., a private investment company. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe.com where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked for J.P. Morgan and Company, where he focused on mergers and acquisitions. He is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. Mr. Cespedes is also a member of the Board of Governors for the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University and an honorary board member of the Special Olympics of Broward County. Mr. Cespedes received a Bachelor’s degree in International Relations from Columbia University in 1988.

Directors

Our Board of Directors consists of one member: Edward Cespedes. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees of the Board of Directors

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. We are an early stage company and have been unable to attract qualified independent directors to serve on our board. Our board of directors consists of only one member, and has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Markets, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors are an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

–

understands generally accepted accounting principles and financial statements;

–

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

–

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

–

understands internal controls over financial reporting; and

–

understands audit committee functions.

While the OTC Markets does not impose any qualitative standards requiring companies to have independent directors or requiring that one or more of its directors be audit committee financial experts, it is our intent to expand our Board of Directors to include independent directors as well as one or more directors who satisfy the conditions to be considered audit committee financial experts. At that time we intend to establish an Audit Committee of our Board of Directors.

Director Compensation

None of our directors receive any compensation for their services as a member of the Board of Directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  A copy of the Code of Ethics is posted on our website (www.paymeon.com). A request for a copy can be made in writing to MMAX Media, Inc., 511 NE 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301, Attention: Mr. Edward Cespedes.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at MMAX Media, Inc., 511 NE 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301. Attention: Mr. Edward Cespedes. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2011.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

our principal executive officer or other individual serving in a similar capacity;

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2011 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2011.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)		All Other Compensation($)	Total ($)

Edward Cespedes	2010[1]	$11,000	$—	$0	[2]	$—	$11,000
	2011	$98,474	$18,750	$—		$—	$117,224	[6]

Tommy Habeeb[3]	2010	$62,500	$—	$381,802	[4]	$—	$444,302

J. Chad Guidry[5]	2010	$—	$—	$—		$—	$—

———————

1

Mr. Cespedes currently serves as Chief Executive Officer. Compensation paid by Hyperlocal.

2

Excludes shares of common stock issued pursuant to the merger agreement with Hyperlocal.

3

Mr. Habeeb served as President and Chief Executive Officer of our legal acquirer (accounting acquiree) from February 2010 through March 2011.

4

Includes 1,090,862 shares of common stock issued to Mr. Habeeb on February 1, 2010, in connection with an employment agreement.

5

Mr. Guidry served as an executive officer of our legal acquirer (accounting acquiree) from 2006 through the three months ended March 31, 2010.

6

Approximately $18,800 of the total has been accrued.

Employment Agreements

Effective August 15, 2011, the Company entered into an executive employment agreement with Edward Cespedes. Under the terms of the executive employment agreement, Mr. Cespedes has agreed to serve as our chief executive officer. The term of the agreement is one year; however, the agreement shall continue on a day to day basis following the one year term unless the Company or Mr. Cespedes provides written notice to the other party not to further extend the agreement. The agreement provides for an initial base salary of $250,000 per year with an increase at the discretion of the board of directors, paid vacation of at least four weeks per year and a reimbursement of all reasonable expenses. Mr. Cespedes is eligible to receive increases and annual cash incentive bonuses and shall be paid a guaranteed annual bonus of a minimum of $50,000 and is eligible for greater bonus payments depending on the Company’s performance. Mr. Cespedes is also eligible to participate in benefit and incentive programs we may offer. Under the agreement, Mr. Cespedes is required to devote sufficient time to the Company as required to satisfactorily perform his duties. As previously disclosed, we have also entered into an indemnification agreement with Mr. Cespedes.

We may terminate the agreement at any time, with or without due cause. “Due cause” is defined as Mr. Cespedes’ final conviction or plea of guilty or no contest to a felony involving moral turpitude or willful misconduct that is materially and demonstratably injurious economically to the Company. We may also terminate the agreement upon Mr. Cespedes’ death and, if as a result of Mr. Cespedes’ incapacity due to physical or mental illness, Mr. Cespedes, having been substantially unable to perform his duties for three consecutive months, we may terminate Mr. Cespedes for disability upon 30-days written notice.

Mr. Cespedes may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Cespedes’ base salary, guaranteed bonus or bonus opportunity; relocation of the Company’s principal executive offices to a location more than 25 miles outside of Fort Lauderdale, Florida; change of control of the Company; or any other breach of a material provision of the agreement by the Company.

In the event Mr. Cespedes is terminated without cause or by Mr. Cespedes for good reason, the Company shall pay Mr. Cespedes within five days of such termination, all accrued benefits and a lump sum cash payment equal to ten times the sum of Mr. Cespedes’ base salary and highest annual bonus. Furthermore, the Company shall maintain in full force and effect, for the continued benefit of Mr. Cespedes, his spouse and dependents, for a period of ten years following the date of termination, all health, dental and life insurance programs in which Mr. Cespedes, his spouse and his dependents were participating immediately prior to the date of termination. In addition, Mr. Cespedes shall be entitled to reimbursement for all reasonable expenses incurred, but not paid prior to termination and shall be entitled to any other rights, compensation and/or benefits as may be due to Mr. Cespedes. Furthermore, with respect to all equity awards granted to Mr. Cespedes, all such rewards shall immediately vest and Mr. Cespedes shall be permitted to exercise any and all such rights until the earlier of the third anniversary of the date of termination and the expiration term of such awards. Any restricted stock held by Mr. Cespedes shall become immediately vested as of the date of termination.

In the event of termination of Mr. Cespedes for cause or by Mr. Cespedes without good reason, the Company shall pay Mr. Cespedes his accrued benefits, reimburse Mr. Cespedes for reasonable expenses incurred, but not paid prior to such termination date and Mr. Cespedes shall be entitled to any other rights, compensation and/or benefits as may be due to Mr. Cespedes.

In the event of termination for disability, Mr. Cespedes shall receive his accrued benefits for a period of one year. In addition, he shall be reimbursed for all reasonable expenses incurred, but not paid prior to the termination date and Mr. Cespedes shall be entitled to any other rights, compensation and/or benefits as may be due to Mr. Cespedes. In the event employment is terminated due to Mr. Cespedes’ death, the Company shall pay a lump sum to Mr. Cespedes’ beneficiary of his accrued benefits and shall provide Mr. Cespedes’ spouse and dependents with continued benefits for ten years. Mr. Cespedes’ beneficiary shall also be reimbursed for all reasonable expenses incurred, but not paid prior to Mr. Cespedes’ death and shall be entitled to any other rights, compensation and benefits as may be due to any such beneficiaries.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

How Compensation for our Directors and Executive Officers was Determined

None of our directors receive any compensation for their services as a member of the Board of Directors. Our chief executive officer, Edward Cespedes, is compensated as per his employment agreement entered into on August 15, 2011. Mr. Cespedes is an experienced executive and we believe his compensation is commensurate with executives of publicly traded entities with similar background and experience.

2011 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2011 or 2010.

Outstanding Equity Awards At Fiscal Year-End

None.

Equity Compensation Plan Information

None.  We have not issued any options, warrants or other equity or non-equity based incentives nor has any equity award/compensation has been awarded to, earned by, or paid to any of our executive officers, directors or key employees; therefore, we have omitted an Outstanding Equity Awards at Fiscal Year End Table as permitted under Regulation S-K. Further, as a “smaller reporting company” we are providing the scaled disclosures as permitted by Regulation S-K and therefore, have omitted a Grants of Plan Based Award Table, Options Exercised and Stock Vested Table, Pension Benefits Table and Nonqualified Deferred Compensation Table.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of April 4, 2012, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 511 N.E. 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 44,646,539 shares of common stock outstanding as of April 4, 2012 together with securities exercisable or convertible into shares of common stock within sixty (60) days of December 31, 2011 for each stockholder.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Ownership
Edward Cespedes	10,503,117	(1)	23.5%
Ronald Suster(2)	3,480,264		7.8%
All officers and directors as a group (1 person)	10,503,117	(1)	23.5%

———————

(1)

Shares held by Edward A. Cespedes Revocable Trust dated August 22, 2007, beneficially owned and controlled by Edward Cespedes as trustee. Ownership excludes 436,036 shares held in trust for the benefit of his children. Mr. Cespedes disclaims beneficial ownership of his children’s shares. Address is 417 N.E. 12th Avenue, Fort Lauderdale, Florida 33301.

(2)

Address is 2111 Aberdeen Drive, Euclid, Ohio 44143.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a part to any related party transaction, including transaction in which:

•

the amounts involved exceeded or will exceed the lesser or $120,000 or 1% of the average of our Company’s total assets at year end for the last two fiscal years; and

•

a director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

During 2010, our sole officer and director contributed $9,057 of salary to the Company. The amount was recorded as an in-kind contribution.

During the year ended December 31, 2011 and the period from January 22, 2010 (inception) to December 31, 2010, the Company leased employees from a Company owned by the President and paid amounts of $21,381 and $98,873, respectively.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Webb & Company, P.A., as well as the fees charged for such services. In its review of non-audit service and its appointment of Webb & Company, the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Webb & Company were approved by the Board, acting as our Audit Committee.  The following table shows the fees for the years ended December 31, 2011 and the period from January 22, 2010 (inception) to December 31, 2010.

	2011	2010
Audit Fees (1)	$22,089	$8,528
Audit Related Fees (2)	$2,365	$1,645
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – majority of these fees relate to the review of our most recent Registration Statement on Form S-1, as amended, reviews of our Form 8-K filings.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibits

Exhibit Number		Description
2.1		Merger Agreement dated February 17, 2011 (1)
3.1		Articles of Incorporation (2)
3.2		Amendment to Articles of Incorporation (2)
3.3		Amendment to Articles of Incorporation Designation of Series A Preferred Stock (2)
3.4		Amendment to Articles of Incorporation Name change (6)
3.5		Restated Bylaws of MMAX Media, Inc. (3)
4.1		Form of Warrant (3)
4.2		Form of Option (3)
10.3		Indemnification Agreement (4)
10.4		Lease Agreement (3)
10.5		Employment Agreement with Edward Cespedes(5)
10.6		Form of March 2011 Private Placement Subscription Agreement (3)
10.7		Agreement with Adility, Inc. (3)
10.8		Form of Secured Convertible Promissory Note (7)
10.9		Form of General Security Agreement (7)
10.10		Form of Intellectual Property Security Agreement (7)
10.11		Form of Patent Security Agreement (7)
14.1		Code of Ethics (Provided herewith)
16.1		Letter of Former Accountant (1)
21.1		List of subsidiaries of the Company (3)
23.1		Consent of Webb & Company, P.A. (Provided herewith)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Exension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

* These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

(1)

Incorporated by reference to the Company’s current report on Form 8-K filed March 21, 2011.

(2)

Incorporated by reference to the Company’s registration statement on Form S-1 filed November 4, 2008 (333-155028).

(3)

Incorporated by reference to Registration Statement on Form S-1 (333-177318).

(4)

Incorporated by reference to the Company’s current report on Form 8-K filed February 18, 2011.

(5)

Incorporated by reference to the Company’s current report on Form 8-K filed August 15, 2011.

(6)

Incorporated by reference to the Company’s Preliminary Information Statement on Schedule 14C as filed on February 19, 2010.

(7)

Incorporated by reference to current report on Form 8-K filed January 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2012

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Cespedes	Director	April 4, 2012
Edward Cespedes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

MMax Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MMax Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations and changes in stockholders’ equity/(deficit), and cash flows for the year ended December 31, 2011 and the period from January 22, 2010 (Inception) to December 31, 2010 and the period from January 22, 2010 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of MMax Media, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from January 22, 2010 (Inception) to December 31, 2010 and the period from January 22, 2010 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $1,615,398, a working capital deficiency of $81,337, used cash in operations of $662,359 and an accumulated deficit of $1,869,734 at December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 4, 2012

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL 33426

Telephone: (561) 752-1721 i Fax: (561) 734-8562

www.cpawebb.com

MMAX MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(A DEVELOPMENT STAGE ENTERPRISE)

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$6,328	$13,989
Prepaid expenses	3,000	2,082

TOTAL CURRENT ASSETS	9,328	16,071

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	21,313	25,283

OTHER ASSETS
Deposits	4,290	—

TOTAL OTHER ASSETS	4,290	—

TOTAL ASSETS	$34,931	$41,354

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$45,115	$3,000
Accrued expenses	45,550	—
Deferred revenue	—	4,960
Note payable	—	15,000

TOTAL CURRENT LIABILITIES	90,665	22,960

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized, 44,646,539 and 20,582,076 shares issued and outstanding, respectively	44,645	20,580
Additional paid in capital	1,769,355	252,150
Accumulated deficit during development stage	(1,869,734)	(254,336)
TOTAL STOCKHOLDERS'S EQUITY / (DEFICIT)	(55,734)	18,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$34,931	$41,354

See accompanying notes to consolidated financial statements.

MMAX MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

	For the Year Ended	For the Period From January 22, 2010 (Inception) to	For the Period From January 22, 2010 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue
Service Revenue, net	$32,973	$28,973	$61,946

OPERATING EXPENSES
Professional fees	144,209	1,780	145,989
Web development and hosting	64,596	20,622	85,218
Marketing	18,454	1,010	19,464
Payroll and payroll taxes	242,841	98,873	341,714
Consulting	919,153	111,673	1,030,826
Travel and entertainment	25,225	26,187	51,412
General and administrative	182,592	23,164	205,756
Total Operating Expenses	1,597,070	283,309	1,880,379

NET LOSS FROM OPERATIONS	(1,564,097)	(254,336)	(1,818,433)

OTHER EXPENSES
Liquidated damages	16,575	—	16,575
Interest expense	34,726	—	34,726
Total other expenses	51,301	—	51,301

Net loss before provision for income taxes	(1,615,398)	(254,336)	(1,869,734)

Provision for Income Taxes	—	—	—

NET LOSS	$(1,615,398)	$(254,336)	$(1,869,734)

Net loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	37,048,173	19,431,625

See accompanying notes to consolidated financial statements.

MMAX MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

(A DEVELOPMENT STAGE ENTERPRISE)

					Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders Equity / (Deficit)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value

Balance January 22, 2010 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of stock for cash (founders)	—	—	14,370,816	14,370	(14,332)	—	38

Issuance of stock for cash	—	—	5,420,333	5,420	147,580	—	153,000

Issuance of stock for services	—	—	790,927	790	109,845	—	110,635

In-kind contribution of services	—	—	—	—	9,057	—	9,057

Net Loss	—	—	—	—	—	(254,336)	(254,336)

Balance, December 31, 2010	—	—	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	—	—	427,319	427	86,573	—	87,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,403	(22,073)	—	(9,032)

Issuance of stock for cash, net of expenses $8,788	—	—	4,290,000	4,290	523,172	—	527,462

Issuance for loan conversion	—	—	394,000	394	48,856	—	49,250

Issuance of stock for legal services	—	—	100,000	100	12,400	—	12,500

Issuance of stock for liquidated damages			63,750	64	16,511	—	16,575

Warrants and Options issued for services	—	—	—	—	857,515	—	857,515

Conversion of preferred stock to common stock	(638,602)	(638)	6,386,020	6,387	(5,749)	—	—

Net Loss	—	—	—	—	—	(1,615,398)	(1,615,398)

Balance, December 31, 2011	—	$—	44,646,539	$44,645	$1,769,355	$(1,869,734)	$(55,734)

See accompanying notes to consolidated financial statements.

MMAX MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(A DEVELOPMENT STAGE ENTERPRISE)

	For the Year Ended December 31, 2011	For the Period From January 22, 2010 (Inception) to December 31, 2010	For the Period From January 22, 2010 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,615,398)	$(254,336)	$(1,869,734)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	—	9,057	9,057
Depreciation	10,579	425	11,004
Warrants issued for services	857,515	—	857,515
Common stock issued for services	95,000	110,673	205,673
Common stock for liquidated damages	16,575	—	16,575
Financing cost to note holders for interest	31,250	—	31,250
Beneficial conversion	3,000	—	3,000
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	3,582	(2,082)	1,500
Increase in Deposits	(4,290)	—	(4,290)
Increase in accounts payable and accrued expenses	73,091	3,000	76,091
(Decrease) / increase in deferred revenue	(4,960)	4,960	—
Net Cash Used In Operating Activities	(534,056)	(128,303)	(662,359)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of computer equipment and website	(5,155)	(25,708)	(30,863)
Cash acquired in acquisition	4,088	—	4,088
Net Cash Used In Investing Activities	(1,067)	(25,708)	(26,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	30,000	15,000	45,000
Repayment of notes payable	(30,000)	—	(30,000)
Sale of common stock	527,462	153,000	680,462
Net Cash Provided By Financing Activities	527,462	168,000	695,462

NET INCREASE / (DECREASE) IN CASH	(7,661)	13,989	6,328

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,989	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,328	$13,989	$6,328

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$99	$—	$99

Supplemental disclosure of non cash investing and financing activities:

On March 16, 2011, the Company issued 144,000 shares of common stock in exchange for a note payable of $15,000 with a beneficial conversion feature valued at $3,000.

On March 16, 2011, the Company issued 12,403,374 common shares and 638,602 preferred shares for the acquisition of Mmax Media, Inc.

See accompanying notes to consolidated financial statements.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A)

Organization

On March 16, 2011 (the “Closing Date”) MMAX Media, Inc. (“MMAX”) completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Under the terms of the Merger Agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and Hyperlocal is considered the accounting acquirer and the acquiree is MMAX since the members of Hyperlocal obtained voting and management control of MMAX and the transaction has been accounted as a reverse merger and recapitalization.

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

(B)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 to December 31, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. from January 22, 2010 (inception) through December 31, 2011. All intercompany accounts have been eliminated in the consolidation.

(C)

Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2011, the Company had a net loss of $1,615,398, an accumulated deficit of $1,869,734, a working capital deficiency of $81,337, and used cash in operations of $662,359 from inception. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Cash and Cash Equivalents

The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

(B)

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, stock based compensation and any beneficial conversion features on convertible debt.

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

(D)

Property and Equipment and Website Costs

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and Fixture	5 Years
Computer equipment	3 Years

Property and equipment and website costs consisted of the following:

	December 31,	December 31,
	2011	2010

Computers and equipment	$5,408	$933
Website development	24,775	24,775

Total	30,183	25,708
Accumulated depreciation	(8,870)	(425)
Balance	$21,313	$25,283

Depreciation expense for the year ended December 31, 2011 and the period from January 22, 2010 (inception) through December 31, 2010 was $10,579 and $425, respectively.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

December 31, 2011

Expected income tax (benefit) expense at the statutory rate of 37.63%	$(607,872)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	38,893
Stock options	322,683
Change in valuation allowance	246,296

Provision for income taxes	$—

The components of deferred income taxes are as follows:

December 31, 2011

Deferred income tax asset:	$322,683
Net operating loss carryforwards	246,296
Valuation allowance	(568,979)
Deferred income taxes	$—

As of December 31, 2011, the Company has a net operating loss carry forward of approximately $654,520 available to offset future taxable income through 2031. This results in deferred tax assets of approximately $568,979 as of December 31, 2011. The valuation allowance at December 31, 2011 was approximately $568,979. The change in the valuation allowance for the year ended December 31, 2011 was an increase of $246,296. Tax returns for the years ended December 31, 2011 and 2010 are subject to examination by the Internal Revenue Service.

(G)

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes sales of deals and texts when revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(I)

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2011 there are no preferred shares outstanding. The Company has 11,200,000 shares issuable upon the exercise of options and warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive. There are no dilutive securities outstanding as of December 31, 2010.

(J)

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(K)

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

NOTE 5 – LIQUIDATED DAMAGES

Pursuant to the Company’s private placement completed during the six months ended June 30, 2011 in the gross amount of $276,250, as of June 30, 2011 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 2,210,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement and declared effective within 180 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. Furthermore, the damages payable to each holder shall not exceed 6% of the aggregate amount invested by such Holder. At September 30, 2011, the Company has not filed the required registration statement and issued a total of 63,750 shares of common stock value at $16,575 ($.26 per share) as payment for liquidated damages. The registration was filed on December 8, 2011 and declared effective on February 3, 2012.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE 6 – NOTES PAYABLE

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of December 31, 2011, there were no amounts owed.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. During the year ended December 31, 2011, the Company recorded a salary expense of $ 101,889 including the prorated portions of the minimum annual bonus of $7,200. Accrued compensation at December 31, 2011, was $18,615.

NOTE 8 – STOCKHOLDERS EQUITY

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

During the year ended December 31, 2011, the Company issued 100,000 shares of common stock for legal services with a fair value of $12,500 based on a recent cash offering price ($.125 per share).

During the year ended December 31, 2011, the Company issued 144,000 shares of common stock for the conversion of a note payable of $15,000. In addition, the company recorded a beneficial conversion expense of $3,000 based on a recent cash offering price ($.125 per share).

During the year ended December 31, 2011, the Company issued 250,000 shares of common stock for financing costs on notes payable of $31,250 based on a recent cash offering price ($.125 per share) (see note 6).

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the year ended December 31, 2011, and the related changes during these periods are presented below.

	Number of Options and Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2010	—	—
Granted	11,200,000	$0.22
Exercised	—
Expired	—
Balance at December 31, 2011	11,200,000	$0.22
Options and Warrants Exercisable at December 31, 2011	3,100,000	$0.19
Weighted Average Fair Value of Options and Warrants Granted During 2011		$0.22

The following table summarizes information about options and warrants for the Company as of December 31, 2011:

	2011 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$.16 to $.26	11,200,000	3.45	$0.22	3,100,000	$0.19

On March 24, 2011, the Company granted 500,000 three year warrants having an exercise price of $0.25 per share to a consultant for services. The warrants vest immediately. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 72%, risk free interest rate of .72%, and expected life of 2 years. For the year ended December 31, 2011 the Company expensed $12,322, the fair value.

On July 7, 2011, the Company granted options to purchase 200,000 shares of its common stock having an exercise price of $0.26 per share to a consultant. Options to purchase 100,000 shares are exercisable upon the date of grant and the remaining options to purchase 100,000 shares are exercisable six months from the date of grant. The options expire on July 7, 2012. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17% and expected life of 1 year. For the year ended December 31, 2011 the Company expensed $31,859, the fair value.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to a consultant at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17% and expected life of 1 year. For the year ended December 31, 2011 the Company expensed $15,930 the fair value.

On July 7, 2011, the Company issued options to purchase 100,000 shares of its common stock to an employee at an exercise price of $0.26 per share. The options vest immediately. The options expire on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17%, and expected life of 1 year. For the year ended December 31, 2011 the Company expensed $15,930 the fair value.

On September 8, 2011, the Company granted options to purchase 2,000,000 shares of its common stock to consultants at an exercise price of $0.16 per share. The options vest immediately. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rate of .12%, an expected life of 1 year. For the year ended December 31, 2011, the Company expensed $304,672 the fair value.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years. For the year ended December 31, 2011, the Company expensed $422,149, the fair value.

On September 9, 2011, the Company issued options to purchase 300,000 shares of its common stock to a consultant at an exercise price of $0.18 per share. The options vest immediately. The options expire on September 9, 2012. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rate of .12%, and expected life of 1 year. For the year ended December 31, 2011 the Company expensed $54,653 the fair value.

NOTE 9 – RELATED PARTIES

During 2010, a related party shareholder and officer contributed $9,057 of salary to the Company. The amount was recorded as an in-kind contribution.

During the year ended December 31, 2011 and the period from January 22, 2010 (inception) to December 31, 2010, the Company leased employees from a company owned by the President and paid amounts of $21,381 and $98,873, respectively.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. During the year ended December 31, 2011 the Company recorded a salary expense of $101,899 including the prorate portions of the minimum annual bonus of $7,200. Accrued compensation at December 31, 2011 was $18,615.

NOTE 10 – CONCENTRATIONS

For the year ended December 31, 2011, one customer accounted for 41% of total sales and for the period from January 22, 2010 inception to December 31, 2010, two customers accounted for 20% and 11% of total sales, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On January 3, 2012, the Company entered into an agreement to issue secured convertible promissory notes in the aggregate principal amount of up to $125,000 (the “Notes”) to certain accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment. As of April 4, 2012, the Company received $120,000 in gross proceeds.

On February 23, 2012, the Company granted warrants to purchase 200,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants vest upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest.  In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

On February 23, 2012, the Company issued 300,000 shares of its common stock to consultants valued at $21,000 ($.07 per share) the fair value of the common stock on the date of issuance.

On February 23, 2012, the Company granted warrants to purchase 2,200,000 shares of its common stock to consultants at an exercise price of $0.18 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 440 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party.  In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016.

On February 23, 2012, the Company granted warrants to purchase 2,300,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 500 warrants per account sold thereafter. The warrants expire on February 23, 2015.