Form 10-Q
period 2012-03-31
MMAX MEDIA, INC.
filed 2012-05-21
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2012
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of May 21, 2012
Common Stock, $0.001 Par Value Per Share			45,071,539

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Unaudited Financial Statements

1

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.

Controls and Procedures

21

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosures

23

Item 5.

Other Information

24

Item 6.

Exhibits

24

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(A DEVELOPMENT STAGE ENTERPRISE)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$33,320	$6,328
Prepaid expenses	1,500	3,000

TOTAL CURRENT ASSETS	34,820	9,328

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	18,943	21,313

OTHER ASSETS
Deposits	4,290	4,290

TOTAL OTHER ASSETS	4,290	4,290

TOTAL ASSETS	$58,053	$34,931

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$63,854	$45,115
Accrued expenses	85,106	45,550
Deferred revenue	19,261	—
Convertible notes payable	120,000	—

TOTAL CURRENT LIABILITIES	288,221	90,665

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized, 44,946,539 and 44,646,539 shares issued and outstanding, respectively	44,945	44,645
Additional paid in capital	2,143,869	1,769,355
Accumulated deficit during development stage	(2,418,982)	(1,869,734)
TOTAL STOCKHOLDERS'S DEFICIT	(230,168)	(55,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,053	$34,931

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEIDA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

			For the Period From
	For the Three Months Ended March 31,		January 22, 2010 (Inception) to March 31,
	2012	2011	2012

Revenue
Service Revenue, net	$6,653	$7,990	$68,599

OPERATING EXPENSES
Professional fees	30,896	49,737	176,885
Web development and hosting	1,047	15,225	86,265
Marketing	79	1,105	19,543
Payroll and payroll taxes	99,221	29,367	440,935
Consulting	380,064	55,000	1,410,890
Travel and entertainment	4,067	10,024	55,479
General and administrative	38,501	24,485	244,257
Total Operating Expenses	553,875	184,943	2,434,254

NET LOSS FROM OPERATIONS	(547,222)	(176,953)	(2,365,655)

OTHER EXPENSES
Liquidated damages	—	—	16,575
Interest expense	2,026	34,726	36,752
Total other expenses	2,026	34,726	53,327

Net loss before provision for income taxes	(549,248)	(211,679)	(2,418,982)

Provision for Income Taxes	—	—	—

NET LOSS	$(549,248)	$(211,679)	$(2,418,982)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	44,768,517	23,234,214

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

(A DEVELOPMENT STAGE ENTERPRISE)

 (UNAUDITED)

						Accumulated
						Deficit	Total
	Preferred Stock		Common Stock		Additional	During	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Development Stage	Equity / (Deficit)

Balance January 22, 2010 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of stock for cash (founders)	—	—	14,370,816	14,370	(14,332)	—	38

Issuance of stock for cash	—	—	5,420,333	5,420	147,580	—	153,000

Issuance of stock for services	—	—	790,927	790	109,845	—	110,635

In-kind contribution of services	—	—	—	—	9,057	—	9,057

Net Loss	—	—	—	—	—	(254,336)	(254,336)

Balance, December 31, 2010	—	—	20,582,076	20,580	252,150	(254,336)	18,394

Stock issued for services	—	—	427,319	427	86,573	—	87,000

Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,403	(22,073)	—	(9,032)

Issuance of stock for cash, net of expenses $8,788	—	—	4,290,000	4,290	523,172	—	527,462

Issuance for loan conversion	—	—	394,000	394	48,856	—	49,250

Issuance of stock for legal services	—	—	100,000	100	12,400	—	12,500

Issuance of stock for liquidated damages	—	—	63,750	64	16,511	—	16,575

Warrants and Options issued for services	—	—	—	—	857,515	—	857,515

Conversion of preferred stock to common stock	(638,602)	(638)	6,386,020	6,387	(5,749)	—	—

Net Loss	—	—	—	—	—	(1,615,398)	(1,615,398)

Balance, December 31, 2011	—	—	44,646,539	44,645	1,769,355	(1,869,734)	(55,734)

Stock issued for services	—	—	300,000	300	20,700	—	21,000

Warrants and Options issued for services	—	—	—	—	353,814	—	353,814

Net Loss	—	—	—	—	—	(549,248)	(549,248)

Balance, March 31, 2012	—	$—	44,946,539	$44,945	$2,143,869	$(2,418,982)	$(230,168)

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

			For the Period From
	For the Three Months Ended March 31,		January 22, 2010 (Inception) to March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(549,248)	$(211,679)	$(2,418,982)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	—	—	119,730
Depreciation	2,370	2,112	12,694
Warrants issued for services	353,814	12,323	1,211,329
Common stock issued for services	21,000	41,500	116,000
Common stock issued for liquidated damages	—	34,250	34,250
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	1,500	(1,226)	3,000
Increase/(decrease) in deposits	—	36,195	(4,290)
Increase in accounts payable	58,295	—	134,386
Increase in liquidated damages	—	—	16,575
Increase/(Decrease) in deferred revenue	19,261	(1,695)	19,261
Net Cash Used In Operating Activities	(93,008)	(88,220)	(756,047)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of computer equipment and website	—	(2,669)	(30,183)
Cash acquired in acquisition	—	4,088	4,088
Net Cash Provided By/(Used In) Investing Activities	—	1,419	(26,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	30,000	45,000
Repayment of notes payable	—	(30,000)	(30,000)
Proceeds from notes payable - convertible	120,000	—	120,000
Sale of common stock	—	266,212	680,462
Proceeds from stockholder loan	—	1,389	—
Net Cash Provided By Financing Activities	120,000	267,601	815,462

NET INCREASE IN CASH	26,992	180,800	33,320

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,328	13,989	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,320	$194,789	$33,320

See accompanying notes to condensed consolidated unaudited financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

			For the Period From
	For the Three Months Ended March 31,		January 22, 2010 (Inception) to March 31,
	2012	2011	2012

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—
Supplemental disclosure of non cash investing & financing activities:
License	$—	$1,454	$—
Accounts payable and accrued liabilities	$—	$14,573	$—

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A)

Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

(B)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 to December 31, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. from January 22, 2010 (inception) through March 31, 2012. All intercompany accounts have been eliminated in the consolidation.

(C)

Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2012, the Company had a net loss of $2,418,982, an accumulated deficit of $2,418,982, a working capital deficiency of $253,401, and used cash in operations of $756,047 from inception. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

Depreciation/
Amortization
Asset Category	Period
Furniture and Fixtures	5 Years
Computer equipment	3 Years

Property and equipment and website costs consisted of the following:

	March 31,	December 31,
	2012	2011

Computers and equipment	$5,408	$5,408
Website development	24,775	24,775

Total	30,183	30,183
Accumulated depreciation	(11,240)	(8,870)
Balance	$18,943	$21,313

Depreciation expense for three months ended March 31, 2012 and 2011 and the period from January 22, 2010 (inception) through March 31, 2012 was $2,370, $2,112 and $12,694, respectively.

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

The Company recognizes revenue from setup fees in accordance with Topic 13, which requires the fees to be deferred and amortized over the term of the agreements. Revenue from the sale of bulk text messages sales and packages are recognized over twelve months. Revenue from monthly membership fees are recorded during the month the membership is earned.

(H)

Segments

The Company operates in one segment and therefore segment information is not presented.

(I)

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of March 31, 2012 there are no preferred shares outstanding. The Company has 15,900,000 shares issuable upon the exercise of options and warrants and 960,000 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive. There were no dilutive securities outstanding at March 31, 2011.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Between the dates of January 3, 2012 and March 31, 2012, the Company entered into agreements to issue secured convertible promissory notes in the aggregate principal amount of $120,000 (the “Notes”) to certain accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment. Accrued interest amounted to $2,026 at March 31, 2012.  There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price.

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

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of March 31, 2012 the Company recorded a salary expense of $75,000 including the prorated portions of the minimum annual bonus of $12,500. Accrued compensation at March 31, 2012 and December 31, 2011, was $55,894 and $18,615, respectively.

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2012.  In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 2,300,000 shares of the Company’s Common Stock and a warrant to purchase 2,200,000 shares of the Company’s Common Stock.  Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock.  The warrant to purchase 2,300,000 shares shall have a cash exercise price of $.07 per share, and shall expire on February 23, 2015.  The warrant to purchase 2, 200,000 shares shall have a cash exercise price of $0.18 per share and shall have an expiration date of February 23, 2016.    The warrants shall have a vesting schedule, including certain vesting acceleration rights.   If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner.  Any unexercised warrants that remain 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever.

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended March 31, 2012 and the related changes during these periods are presented below.

	Number of Options and Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2011	11,200,000	$0.22
Granted	4,700,000	$0.12
Exercised	—	—
Expired	—	—
Balance at March 31, 2012	15,900,000	$0.19
Options and Warrants Exercisable at March 31, 2012	3,217,000	$0.18
Weighted Average Fair Value of Options and Warrants Granted During the three months ended March 31, 2012		$0.12

The following table summarizes information about options and warrants for the Company as of March 31, 2012, no options or warrants were outstanding at March 31, 2011:

	2012 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$.07 to $.15	2,500,000	2.90	$0.07	17,000	$0.07
$.16 to $.26	13,400,000	3.31	$0.19	3,200,000	$0.18

On March 24, 2011, the Company granted 500,000 three year warrants having an exercise price of $0.25 per share to a consultant for services. The warrants vest immediately. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 72%, risk free interest rate of .72%, and expected life of 2 years. For the year ended December 31, 2011 the Company expensed $12,322, the fair value.

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years. For the three months ended March 31, 2012, the Company expensed $ 353,814, the fair value.

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

On February 23, 2012, the Company granted warrants to purchase 200,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest.  In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of March 31, 2012 the consultant has sold 34 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees) These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned.  For the three months ended March 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions:  dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.  The total fair value of the warrants vested was $12,594 for the three months ended March 31, 2012.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

On February 23, 2012, the Company granted warrants to purchase 2,200,000 shares of its common stock to consultants at an exercise price of $0.18 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 440 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party.  In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of March 31, 2012 the consultant has not reached these milestones (See Note 8).

On February 23, 2012, the Company granted warrants to purchase 2,300,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants begin to vest upon the sale of 401 associated accounts by the consultant and will vest 500 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of March 31, 2012 the consultant has not reached these milestones (See Note 8).

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

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of March 31, 2012 the Company recorded a salary expense of $75,000 including the prorated portions of the minimum annual bonus of $12,500. Accrued compensation at March 31, 2012 and December 31, 2011, was $55,894 and $18,615, respectively.

NOTE 11 – CONCENTRATIONS

For the three months ended March 31, 2012 and 2011, one customer accounted for 18% and 30% of total sales, respectively. For the period from January 22, 2010 (Inception) through March 31, 2012, one customer accounted for 23% of total sales.

NOTE 12 – SUBSEQUENT EVENTS

On April 6, 2012 the Company issued 125,000 shares of its common stock to consultants valued at $7,500 ($.06 per share) the fair value of the common stock on the date of issuance.

The Company received advances of $35,000 on May 11, 2012 from an existing note holder. The Company is still negotiating the terms.

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

Results of Operations

Revenues for the three months ended March 31, 2012, totaled $6,653 and were principally derived from sales of the Company’s Hyperlocal mobile text marketing packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from our PayMeOn business, which is still in its development stage. Revenues for the three months ended March 31, 2011, were $7,990 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the three months ended March 31, 2012 totaled $553,875, an increase of $368,932 or 199% from$184,943 for the three months ended March 31, 2011. Operating expenses for the three months ended March 31, 2012 were largely made up of a $380,064 non cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services. Operating expenses for the three months ended March 31, 2011, totaled $184,943, the majority of which was related to consulting fees ($55,000) and professional fees ($49,737), payroll and payroll taxes ($29,367) and general and administrative expenses ($24,485). A summary of our material operating expenses for the three months ended March 31, 2012 are as follows:

•	professional fees of $30,896 primarily related to legal and accounting expenses associated with the operations of our business and SEC reporting;
•	payroll and payroll taxes of $99,221;
•	consulting fees of $380,064 primarily relating to the issuance of warrants to consultants and service providers as discussed above; and
•	general and administrative expenses of $38,501.

Liquidity and Capital Resources

At March 31, 2012, we had a cash balance of $33,320.  At March 31, 2012 we had working capital deficit of $253,401 and an accumulated deficit of $2,418,982. We require additional working capital. See “Plan of Operations” below.

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

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2012, the Company had a net loss from inception of $2,418,982. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On January 3, 2012, the Company entered into an agreement to issue secured convertible promissory notes in the aggregate principal amount of $120,000 (the “Notes”) to certain accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment. The Company received $120,000 in gross proceeds. The Company intends to use the proceeds from the Notes for working capital purposes.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products. We expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product and under the PayMeOn Merchant Profit Center name. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space. We completed a substantial portion of the primary development of the PayMeOn product during the third quarter 2011. Though the product has been “deployed” in beta since the second quarter 2011 and we have already generated some small revenue from PayMeOn, we have now completed updates to PayMeOn’s iphone and android mobile applications, additions to our payment tracking databases and implemented additional reporting capabilities, as well as other technical improvements to the product. We believe that there will be minimal new product development going forward and expect only to dedicate resources to maintenance, update and repair of existing products for the near future. Though we will always monitor the competitive landscape for indications that we may need to develop new and additional products and will develop new products as necessary to remain competitive, we expect to primarily focus on accelerating our sales efforts during 2012. Accordingly, in February 2012, we entered into a Master Sales Agreement with PSC LLC, a sales operation that sells third party products through a network of independent sales organizations (iso’s).

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

Subsequent Events

On April 6, 2012 the Company issued 125,000 shares of its common stock to consultants valued at $7,500 ($.06 per share) the fair value of the common stock on the date of issuance.

The Company received advances of $35,000 on May 11, 2012 from existing note holders. The Company is still negotiating the terms of the advances.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2012 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2012 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(2), as provided below. The securities issued contain a legend restricting transfer absent registration or applicable exemption. The securities holders received current information about the Company and had the opportunity to ask questions about the Company.

On January 3, 2012, the Company entered into an agreement to issue secured convertible promissory notes in the aggregate principal amount of up to $120,000 (the “Notes”) to five accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment. Accrued interest amount to $2,026 at March 31, 2012.

On February 23, 2012, the Company granted warrants to purchase 200,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants vest upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest.  In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of March 31, 2012 the consultant has sold 34 accounts.

On February 23, 2012, the Company granted warrants to purchase 2,300,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants begin to vest upon the sale of 401 associated accounts by the consultant and will vest 500 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of March 31, 2012 the consultant has not reached these milestones.

On February 23, 2012, the Company granted warrants to purchase 2,200,000 shares of its common stock to  consultants at an exercise price of $0.18 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 440 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party.  In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of March 31, 2012 the consultant has not reach there milestones.

On February 23, 2012, the Company issued 300,000 shares of its common stock to  consultants valued at $21,000 ($.07 per share) the fair value of the common stock on the date of issuance.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description

10.1	PSC/MMAX Media, Inc. Master Sales Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File*

———————

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2012

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer