Form 10-Q
period 2012-06-30
MMAX MEDIA, INC.
filed 2012-08-17
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of August 16, 2012
Common Stock, $0.001 Par Value Per Share			47,325,116

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Unaudited Financial Statements

2

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

19

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Mine Safety Disclosures

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,016	$6,328
Prepaid expenses	—	3,000

TOTAL CURRENT ASSETS	1,016	9,328

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	16,575	21,313

OTHER ASSETS
Deposits	4,290	4,290

TOTAL OTHER ASSETS	4,290	4,290

TOTAL ASSETS	$21,881	$34,931

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$64,448	$45,115
Accrued expenses	169,665	45,550
Deferred revenue	16,573	—
Due to related parties	4,300	—
Notes Payable - convertible	155,000	—

TOTAL CURRENT LIABILITIES	409,986	90,665

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized, 45,071,539 and 44,646,539 shares issued and outstanding, respectively	45,070	44,645
Additional paid in capital	2,496,909	1,769,355
Accumulated deficit	(2,930,084)	(1,869,734)
TOTAL STOCKHOLDERS'S DEFICIT	(388,105)	(55,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,881	$34,931

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEIDA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue
Service Revenue, net	$9,796	$10,653	$16,449	$18,643

OPERATING EXPENSES
Professional fees	22,787	37,803	53,683	87,540
Web development and hosting	698	22,886	1,745	38,111
Payroll and payroll taxes	93,248	64,395	192,469	93,762
Consulting	352,197	211	732,261	55,211
Travel and entertainment	1,412	2,997	5,479	13,021
General and administrative	46,108	12,405	84,688	37,995
Total Operating Expenses	516,450	140,697	1,070,325	325,640

NET LOSS FROM OPERATIONS	(506,654)	(130,044)	(1,053,876)	(306,997)

OTHER EXPENSES
Liquidated damages	—	16,575	—	16,575
Interest expense	4,448	—	6,474	34,726
Total other expenses	4,448	—	6,474	51,301

Net loss before provision for income taxes	(511,102)	(146,619)	(1,060,350)	(358,298)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(511,102)	$(146,619)	$(1,060,350)	$(358,298)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	45,063,297	36,884,141	44,940,536	30,056,795

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,060,350)	$(358,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,738	4,449
Impairment of license	—	1,454
Warrants issued for services	699,479	12,323
Common stock issued for services	28,500	41,500
Common stock issued for liquidated damages	—	34,250
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	3,000	2,082
Increase in deposits	—	—
Increase in accounts payable	143,448	26,347
Increase in accrued expenses	—	16,575
(Decrease) / increase in deferred revenue	16,573	(3,389)
Net Cash Used In Operating Activities	(164,612)	(222,707)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposit	—	(4,290)
Purchase of computer equipment and website	—	(5,155)
Cash acquired in acquisition	—	4,088
Net Cash Used In Investing Activities	—	(5,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	30,000
Repayment of notes payable	—	(30,000)
Proceeds from notes payable - convertible	155,000	—
Sale of common stock	—	267,462
Due to related parties	4,300	—
Cash acquired in acquisition	—	1,389
Net Cash Provided By Financing Activities	159,300	268,851

NET INCREASE / (DECREASE) IN CASH	(5,312)	40,787

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,328	13,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,016	$54,776

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
		(Restated)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosure of non cash investing & financing activities:
Common stock issued for payment of liquated damages	$—	$—
Common stock issued for prepaid expenses	$—	$—
License	$—	$1,454
Accounts payable and accrued liabilities	$—	$14,573

On March 16, 2011, the Company issued 144,000 shares of common stock in exchange for a note payable of $15,000 with a beneficial conversion feature valued at $3,000.

On March 16, 2011, the Company issued 12,403,374 common shares and 638,602 preferred shares for the acquisition of Mmax Media, Inc.

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A)

Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Hyperlocal is a company that owns and operates products aimed at the location-based marketing industry. Hyperlocal develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management. Hyperlocal has nominal revenues since its inception. Hyperlocal has also developed “PayMeOn”, a product designed to offer its customers income potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces

MMAX Media, Inc. and its wholly owned subsidiaries are herein referred to as the “Company”.

During the six months ended June 30, 2012 the Company emerged from Development Stage Status.

(B)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc.  All intercompany accounts have been eliminated in the consolidation.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(UNAUDITED)

(C)

Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2012, the Company had a net loss of $1,060,350 an accumulated deficit of $2,930,084, a working capital deficiency of $408,970, and used cash in operations of $164,612. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

AS OF JUNE 30, 2012

(UNAUDITED)

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

Depreciation/
Amortization
Asset Category	Period

Computer equipment	3 Years

Property and equipment and website costs consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Computers and equipment	$5,408	$5,408
Website development	24,775	24,775

Total	30,183	30,183
Accumulated depreciation	(13,608)	(8,870)
Balance	$16,575	$21,313

Depreciation expense for three and six months ended June 30, 2012 and 2011 was $2,367, $4,738, $2,337 and $4,449, respectively.

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

AS OF JUNE 30, 2012

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

(I)

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.. The Company has 15,900,000 shares issuable upon the exercise of options and warrants and 1,240,000 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive. There were no dilutive securities outstanding at June 30, 2012.

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

AS OF JUNE 30, 2012

(UNAUDITED)

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between the dates of January 3, 2012 and March 31, 2012, the Company entered into agreements to issue secured convertible promissory notes in the aggregate principal amount of $120,000 (the “Notes”) to certain accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and include customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment. During the three months ended June 30, 2012 the Company received an additional $35,000 from the accredited investors under the same terms. Accrued interest amounted to $6,474 at June 30, 2012.  There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of June 30, 2012, there were no amounts owed.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of June 30, 2012 the Company recorded a salary expense of $150,000 including the prorated portions of the minimum annual bonus of $25,000. Accrued compensation at June 30, 2012 and December 31, 2011, was $123,193 and $18,615, respectively.

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(UNAUDITED)

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016.  In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 2,300,000 shares of the Company’s Common Stock and a warrant to purchase 2,200,000 shares of the Company’s Common Stock.  Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock.  The warrant to purchase 2,300,000 shares shall have a cash exercise price of $.07 per share, and shall expire on February 23, 2015.  The warrant to purchase 2, 200,000 shares shall have a cash exercise price of $0.18 per share and shall have an expiration date of February 23, 2016.  The warrants shall have a vesting schedule, including certain vesting acceleration rights.  If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner.  Any unexercised warrants that remain 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever.

NOTE 6 – STOCKHOLDERS EQUITY

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

OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended June 30, 2012 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2011	11,200,000	$0.22
Granted	4,700,000	$0.12
Exercised	—	—
Expired	—	—
Balance at June 30, 2012	15,900,000	$0.19
Options and Warrants Exercisable at June 30, 2012	3,218,500	$0.18
Weighted Average Fair Value of Options and Warrants Granted During the six months ended June 30, 2012		$0.12

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(UNAUDITED)

The following table summarizes information about options and warrants for the Company as of June 30, 2012, no options or warrants were outstanding at June 30, 2011:

	2012 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$.07 to $.15	2,500,000	2.65	$0.07	18,500	$0.07
$.16 to $.26	13,400,000	2.58	$0.21	3,200,000	$0.19

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years. For the three and six months ended June 30, 2012, the Company expensed $ 345,665 and $699,451, the fair value.

On February 23, 2012, the Company granted warrants to purchase 200,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest.  In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of June 30, 2012 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned.  For the three and six months ended June 30, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions:  dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.  The total fair value of the warrants vested was $0 and $1,133 for the three and six months ended June 30, 2012.

On February 23, 2012, the Company granted warrants to purchase 2,200,000 shares of its common stock to consultants at an exercise price of $0.18 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 440 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party.  In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of June 30, 2012, the consultant has not reached these milestones (See Note 8).

On February 23, 2012, the Company granted warrants to purchase 2,300,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants begin to vest upon the sale of 401 associated accounts by the consultant and will vest 500 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of June 30, 2012 the consultant has not reached these milestones (See Note 5).

MMAX MEDIA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(UNAUDITED)

NOTE 7 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of June 30, 2012 the Company recorded a salary expense of $150,000 including the prorated portions of the minimum annual bonus of $25,000. Accrued compensation at June 30, 2012 and December 31, 2011, was $123,193 and $18,615, respectively.

During the six months ended June 30, 2012, the Company’s Chief Executive Officer advanced the Company a total of $4,300. The amounts are non –interest bearing and payable on demand.

NOTE 8 – CONCENTRATIONS

For the six months ended June 30, 2011, one customer accounted for 39% of total sales. There were no concentrations during the six months ended June 30, 2012.

NOTE 9 – SUBSEQUENT EVENTS

On July 2, 2012, the Company completed a private placement and sold an aggregate of 2,253,577 shares of restricted shares of Common Stock to an accredited investors for net proceeds of $25,000 ($.01 per share).

On July 24, 2012, the Company entered into an agreement to issue a unsecured convertible promissory note in the aggregate principal amount of up to $45,000 (the “Notes”) to an accredited investor. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

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

Overview

On March 16, 2011, MMAX Media, Inc. completed its agreement and plan of merger to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of MMAX. Pursuant to the terms of the merger agreement, Tommy Habeeb resigned as our chief executive officer and director and Edward Cespedes was appointed to serve as our chief executive officer and director. Under the terms of the merger agreement, the Hyperlocal members received 20,789,395 shares of MMAX common stock, which equal approximately 50.1% of the total shares of MMAX issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, Hyperlocal is considered the accounting acquirer and MMAX is considered the accounting acquiree. Hyperlocal was organized in January 2010 and has nominal revenues since its inception.

Business Overview

We own and operate products aimed at the location-based marketing industry. We develop and market products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management.

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of the our products.

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

We have recently integrated our PayMeOn offerings with the Hyperlocal Marketing Platform to create the “PayMeOn Merchant Profit Center”. The PayMeOn Merchant Profit Center platform is designed to provide local merchants with a mobile and web based marketing platform that allows merchants to distribute coupons or “daily deals”, capture and retain customers, and earn money from their customers whenever they purchase from the PayMeOn network. The product is  sold on both an annual and monthly “package” basis (bronze, silver, gold, platinum or custom). Packages are distinguished by different distribution opportunities and volume of text messages available.

Distribution of coupons or “daily deals”

Customers of the PayMeOn Merchant Profit Center are able to market coupons or “daily deals” at http://www.paymeon.com  as often as once a month (depending on the plan they select), and retain up to 90% of the proceeds. Unlike most PayMeOn competitors in the daily deal space, PayMeOn is able to allow merchants to retain nearly all their proceeds from sales of coupons or daily deals on its network because it charges annual or monthly up-front fees.

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

Results of Operations

Three Month Period Ended June 30, 2012 as Compared to the Three Month Period Ended June 30, 2011

Revenues for the three months ended June 30, 2012, totaled $9,796 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the three months ended June 30, 2011, were $10,653 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the three months ended June 30, 2012, totaled $516,450, an increase of $375,753 or 267% from $140,697 for the three months ended June 30, 2011. Operating expenses for the three months ended June 30, 2012 were largely made up of a $345,665 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services. Operating expenses for the three months ended June 30, 2011, totaled $140,697, the majority of which was related to professional fees ($37,803), payroll and payroll taxes ($64,395) and general and administrative expenses ($12,405). A summary of our material operating expenses for the three months ended June 30, 2012 are as follows:

•

professional fees of $22,787 primarily related to legal and accounting expenses associated with the operations of our business and SEC reporting;

•

payroll and payroll taxes of $93,248;

•

consulting fees of $352,197 primarily relating to the issuance of warrants to consultants and service providers as discussed above; and

•

general and administrative expenses of $46,108.

Six Month Period Ended June 30, 2012 as Compared to the Six Month Period Ended June 30, 2011

Revenues for the three months ended June 30, 2012, totaled $16,449 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the six months ended June 30, 2011, were $18,643 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the six months ended June 30, 2012, totaled $1,070,325, an increase of $744,685 or 229% from $325,640 for the six months ended June 30, 2011. Operating expenses for the six months ended June 30, 2012, were largely made up of a $699,479 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services. Operating expenses for the six months ended June 30, 2011, totaled $325,640, the majority of which was related to consulting fees ($55,211) and professional fees ($87,540), payroll and payroll taxes ($93,762) and general and administrative expenses ($37,995). A summary of our material operating expenses for the six months ended June 30, 2012, are as follows:

•	professional fees of $53,683 primarily related to legal and accounting expenses associated with the operations of our business and SEC reporting;
•	payroll and payroll taxes of $192,469;
•	consulting fees of $732,261 primarily relating to the issuance of warrants to consultants and service providers as discussed above; and
•	general and administrative expenses of $84,688.

Liquidity and Capital Resources

At June 30, 2012, we had a cash balance of $1,016.  At June 30, 2012 we had working a capital deficit of $408,970 and an accumulated deficit of $2,930,084. We require additional working capital. See “Plan of Operations” below.

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

The Company received additional advances from existing note holders of $35,000 on May 11, 2012.  The Company has communicated with the existing note holders that it is treating these advances as advances under the same convertible promissory notes (“Notes”) and security terms.  The Notes are secured by all of the assets of the Company and include customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment.

On June 12, 2012, the Company received an unsecured non-interest bearing cash advance from its president and CEO in the amount of $2,000.  The cash advance was used to pay payroll taxes and for general working capital purposes.  The cash advance is repayable on demand.

On June 15, 2012, the Company received an unsecured non-interest bearing cash advance from its president and CEO in the amount of $2,300.  The cash advance was used to pay payroll and for general working capital purposes.  The cash advance is repayable on demand

On June 18, 2012, the Company received unsecured non-interest bearing cash advances from its president and CEO in the amount of $2,077 and $434.  The cash advances were used to pay commissions due the Company’s third party sales personnel and for general working capital purposes.  The cash advances are repayable on demand.

On July 5, 2012, the Company privately sold 2,253,577 shares of restricted shares of common stock to an accredited investor for gross proceeds of $25,000.  The proceeds from the private placement shall be used for the continued development of Hyperlocal and PayMeOn products and for general working capital purposes.  The private placement was conducted by the Company’s president and CEO and no fees or commissions were paid in connection with the private placement.

On July 24, 2012, the Company issued a convertible promissory note for the principal amount of $45,000 (“Note”) to an accredited investor.  The Note bears interest at an annual rate of 7% and is payable on or before July 24, 2013.

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2012, the Company had an accumulated deficit of $2,930,084. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On June 18, 2012, the Company received a letter from the Internal Revenue Service regarding a tax discrepancy for the tax year 2010 (prior to the agreement and plan of merger to acquire Hyperlocal Marketing, LLC).  The letter states that the discrepancy could result in a potential increase of Social Security and/or Income Tax of $7,623.  As part of the agreement and plan of merger to acquire Hyperlocal Marketing, LLC, the Company received representations and warranties from prior management that all taxes had been paid.  The letter has been forwarded to prior management and Internal Revenue Service has been informed of all relevant representations and warranties.  There is no guarantee that prior management will honor its obligations and this amount may remain an obligation of the Company.

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

Subsequent Events

As disclosed above, on July 5, 2012, the Company privately sold 2,253,577 shares of restricted shares of common stock to an accredited investor for gross proceeds of $25,000.  The private placement was conducted by the Company’s president and CEO and no fees or commissions were paid in connection with the private placement. In addition, on July 24, 2012, the Company issued a convertible promissory note for the principal amount of $45,000 (“Note”) to an accredited investor.  The Note bears interest at an annual rate of 7% and is payable on or before July 24, 2013. The note is convertible at the option of the holder at a conversion price of $0.01 per share, subject to adjustment and certain limitations set forth under the note. No fees or commissions were paid in connection with the issuance of the note.  Proceeds from the sale of stock and note shall be used for working capital purposes.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2012 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

———————

* To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first DFN interactive data exhibit.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2012

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer