Form 10-Q
period 2012-09-30
MMAX MEDIA, INC.
filed 2012-11-14
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2012
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of November 13, 2012
Common Stock, $0.001 Par Value Per Share			47,325,116

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Unaudited Financial Statements

1

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.

Controls and Procedures

27

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

29

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Mine Safety Disclosures

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$—	$6,328
Prepaid expenses	—	3,000

TOTAL CURRENT ASSETS	—	9,328

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	14,206	21,313

OTHER ASSETS
Deposits	4,290	4,290

TOTAL OTHER ASSETS	4,290	4,290

TOTAL ASSETS	$18,496	$34,931

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$57,658	$45,115
Accrued expenses	227,390	45,550
Deferred revenue	9,737	—
Due to related parties	4,300	—
Notes Payable - convertible (net of discount of $36,544)	212,456	—

TOTAL CURRENT LIABILITIES	511,541	90,665

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized, 47,325,116 and 44,646,539 shares issued and outstanding, respectively	47,324	44,645
Additional paid in capital	2,563,002	1,769,355
Accumulated deficit	(3,103,371)	(1,869,734)
TOTAL STOCKHOLDERS'S DEFICIT	(493,045)	(55,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,496	$34,931

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEIDA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
				(Restated)
Revenue
Service Revenue, net	$10,092	$7,285	$26,541	$25,928

OPERATING EXPENSES
Payroll and payroll taxes	137,675	119,409	330,144	213,171
Consulting	9,109	529,462	741,370	584,673
Impairment of intangible assets	—	—	—	1,454
General and administrative	28,281	89,628	173,876	264,841
Total Operating Expenses	175,065	738,499	1,245,390	1,064,139

NET LOSS FROM OPERATIONS	(164,973)	(731,214)	(1,218,849)	(1,038,211)

OTHER EXPENSES
Liquidated damages	—	—	—	16,575
Interest expense	8,314	—	14,788	34,726
Total other expenses	8,314	—	14,788	51,301

Net loss before provision for income taxes	(173,287)	(731,214)	(1,233,637)	(1,089,512)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(173,287)	$(731,214)	$(1,233,637)	$(1,089,512)

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	47,276,125	43,245,232	45,708,389	34,487,551

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,233,637)	$(1,089,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,107	6,786
Amortization of debt discount	6,810	—
Impairment of license	—	1,454
Warrants issued for services	699,472	511,913
Common stock issued for services	28,500	95,000
Common stock issued for liquidated damages	—	34,250
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	3,000	(18)
Increase in Deposits	—	—
Increase in accounts payable	194,383	22,848
Increase in accrued expenses	—	16,575
(Decrease) / increase in deferred revenue	9,737	(4,836)
Net Cash Used In Operating Activities	(284,628)	(405,540)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposit	—	(4,290)
Purchase of computer equipment and website	—	(5,155)
Cash acquired in acquisition	—	4,088
Net Cash Used In Investing Activities	—	(5,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	30,000
Repayment of notes payable	—	(30,000)
Proceeds from notes payable - convertible	249,000	—
Sale of common stock	25,000	527,462
Due to related parties	4,300	—
Net Cash Provided By Financing Activities	278,300	527,462

NET INCREASE / (DECREASE) IN CASH	(6,328)	116,565

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,328	13,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$130,554

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
		(Restated)
Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—
Common stock issued for payment of liquated damages	$—	$—
Common stock issued for prepaid expenses	$—	$—
License	$—	$1,454
Accounts payable and accrued liabilities	$—	$14,573

On March 16, 2011, the Company issued 144,000 shares of common stock in exchange for a note payable of $15,000 with a beneficial conversion feature valued at $3,000.

On March 16, 2011, the Company issued 12,403,374 common shares and 638,602 preferred shares for the acquisition of Mmax Media, Inc. During 2011, the preferred shares were converted into 6,386,020 shares of common stock.

During September, 2012, the Company received $54,000 in exchange for notes payable of $54,000 with a beneficial conversion feature valued at $43,354.

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

During the nine months ended September 30, 2012 the Company emerged from Development Stage Status.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2012, the Company had net losses of $1,233,637, an accumulated deficit of $3,103,371, a working capital deficiency of $511,541, and used cash in operations of $284,628. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

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

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period

Computer equipment	3 Years

Property and equipment and website costs consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Computers and equipment	$5,408	$5,408
Website development	24,775	24,775

Total	30,183	30,183
Accumulated depreciation	(15,977)	(8,870)
Balance	$14,206	$21,313

Depreciation expense for three and nine months ended September 30, 2012 and 2011 was $2,369, $7,107, $2,337 and $6,786, respectively.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

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

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 15,400,000 and 11,200,000 shares issuable upon the exercise of options and warrants and 9,713,430 and 0 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended September 30, 2012 and 2011, respectively.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

September 31, 2012

Loan Amount	$249,000
Discount	(36,544)
Balance	$212,456

Between the dates of January 3, 2012 and March 31, 2012, the Company entered into agreements to issue secured convertible promissory notes in the aggregate principal amount of $120,000 (the “Notes”) to certain accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and include customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment. During the nine months ended September 30, 2012 the Company received an additional $35,000 from the accredited investors under the same terms. Accrued interest amounted to $6,249 at September 30, 2012. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

On July 24, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 (the “Note”) to an accredited investor. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment. The Company recorded a debt discount of $36,129 for the beneficial conversion feature. Amortization of the debt discount amounted to $6,731 at September 30, 2012. Accrued interest amounted to $587 at September 30, 2012.

On September 4, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 (the “Note”) to an accredited investor. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment. Accrued interest amounted to $199 at September 30, 2012. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price.

On September 26, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $9,000 (the “Note”) to an accredited investor. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment. The Company recorded a debt discount of $7,226 for the beneficial conversion feature. Amortization of the debt discount amounted to $79 at September 30, 2012. Accrued interest amounted to $7 at September 30, 2012.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of September 30, 2012, there were no amounts owed.

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of September 30, 2012 the Company recorded a salary expense of $225,000 including the prorated portions of the minimum annual bonus of $25,000. Accrued compensation at September 30, 2012 and December 31, 2011, was $192,206 and $18,615, respectively.

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016.  In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 2,300,000 shares of the Company’s Common Stock and a warrant to purchase 2,200,000 shares of the Company’s Common Stock.  Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock.  The warrant to purchase 2,300,000 shares shall have a cash exercise price of $.07 per share, and shall expire on February 23, 2015.  The warrant to purchase 2, 200,000 shares shall have a cash exercise price of $0.18 per share and shall have an expiration date of February 23, 2016.  The warrants shall have a vesting schedule, including certain vesting acceleration rights.  If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner.  Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

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

On July 2, 2012, the Company sold 2,253,577 shares of restricted shares of Common Stock to an accredited investor for net proceeds of $25,000 ($.01 per share).

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended September 30, 2012 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2011	11,200,000	$0.22
Granted	4,700,000	$0.12
Exercised	—	—
Expired	500,000	—
Balance at September 30, 2012	15,400,000	$0.19
Options and Warrants Exercisable at September 30, 2012	2,718,500	$0.15
Weighted Average Fair Value of Options and Warrants Granted During the nine months ended September 30, 2012		$0.12

The following table summarizes information about options and warrants for the Company as of September 30, 2012:

	2012 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$.07 to $.15	2,500,000	2.40	$0.07	18,500	$0.07
$.16 to $.26	12,900,000	2.24	$0.22	2,700,000	$0.18

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years. For the nine months ended September 30, 2012, the Company expensed $699,472, the fair value.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

On February 23, 2012, the Company granted warrants to purchase 200,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest.  In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of September 30, 2012 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned.  For the three and nine months ended September 30, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions:  dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.  The total fair value of the warrants vested was $0 and $1,133 for the three and nine months ended September 30, 2012.

On February 23, 2012, the Company granted warrants to purchase 2,200,000 shares of its common stock to consultants at an exercise price of $0.18 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 440 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party.  In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of September 30, 2012, the consultant has not reached these milestones (See Note 5).

On February 23, 2012, the Company granted warrants to purchase 2,300,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants begin to vest upon the sale of 401 associated accounts by the consultant and will vest 500 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of September 30, 2012 the consultant has not reached these milestones (See Note 5).

NOTE 8 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of September 30, 2012 the Company recorded a salary expense of $225,000 including the prorated portions of the minimum annual bonus of $25,000. Accrued compensation at September 30, 2012 and December 31, 2011, was $192,206 and $18,615, respectively.

During the nine months ended September 30, 2012, the Company’s Chief Executive Officer advanced the Company a total of $4,300. The amounts are non –interest bearing and payable on demand.

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a minority owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the Parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. We believe that the economic terms of the agreement will be at least equal to or better than PayMeOn would receive if the agreement were negotiated with unrelated third parties. As of September 30, 2012, the Company has not recognized any revenue under the proposed licensing agreement.

NOTE 9 – CONCENTRATIONS

For the nine months ended September 30, 2011, one customer accounted for 42% of total sales. There were no concentrations during the nine months ended September 30, 2012.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

On October 3, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

On October 23, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

On November 2, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

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

Licensing model

PayMeOn is also experimenting with developing a licensing revenue model.  During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC.  Our CEO, Edward Cespedes, is a minority owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007.  The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn.  Though a final agreement has not yet been signed, the Parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions.  We believe that the economic terms of the agreement will be at least equal to or better than PayMeOn would receive if the agreement were negotiated with unrelated third parties.

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

We have a limited operating history and have not recorded a profit since inception. As a result of this, and the uncertainty of the market in which we operate, we cannot reliably forecast our future results of operations. We expect to increase our operating expenses in the future as a result of developing, refining and implementing a sales strategy.

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

We need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

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

To achieve the implementation of our business objectives, we may need to grow rapidly; brisk growth would lead to increased responsibility for both existing and new management personnel. In an effort to manage such growth, we must maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. Despite systems and controls, growth is expected to place a significant strain on our management systems and resources. We will need to continue to improve our operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Failure to manage our future growth would have a material adverse effect on the quality of our operations, ability to retain customers and key personnel and operating results and financial condition.

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

We may not be successful in managing acquisitions. Acquisitions may result in substantial dilution.

We may acquire assets or businesses that may fail for various reasons, including but not limited to our inability to properly integrate their functionality or operations, our inability to market their products or services, or our inability to properly manage the assets or businesses following an acquisition.  Acquisitions may result in the issuance of substantial equity or debt.  Issuance of new equity securities may dilute existing shareholders.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock issued in conjunction with acquisitions, or the perception that these sales could occur.  The issuance of debt will result in the need for additional capital necessary to service the debt.  We may not be able to generate sufficient returns from any acquisitions to service any debt issued as part of an acquisition related transaction.

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

Regulations concerning data protection are evolving and the manner in which we handle personal data may be inconsistent with the interpretation of current laws.

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

Our common stock trades on the OTC Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

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

Results of Operations

Three Month Period Ended September 30, 2012 as Compared to the Three Month Period Ended September 30, 2011

Revenues for the three months ended September 30, 2012, totaled $10,092 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the three months ended September 30, 2011, were $7,285 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the three months ended September 30, 2012, totaled $175,065, a decrease of $563,434 or 76% from $738,499 for the three months ended September 30, 2011. Operating expenses for the three months ended September 30, 2012 were largely made up of payroll of $137,675. Operating expenses for the three months ended September 30, 2011, totaled $738,499, the majority of which was related $529,462 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services, and payroll of $119,409

Nine Month Period Ended September 30, 2012 as Compared to the Nine Month Period Ended September 30, 2011

Revenues for the nine months ended September 30, 2012, totaled $26,541 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the nine months ended September 30, 2011, were $25,928 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the nine months ended September 30, 2012, totaled $1,245,390, an increase of $181,071 or 17% from $1,064,319 for the nine months ended September 30, 2011. Operating expenses for the nine months ended September 30, 2012, were largely made up of a $699,472 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services and payroll and payroll taxes of $330,194. Operating expenses for the nine months ended September 30, 2011, totaled $1,064,139, the majority of which related to $584,673 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services and $213,171 of payroll and payroll taxes.

Liquidity and Capital Resources

At September 30, 2012, we had a no cash.  At September 30, 2012 we had working a capital deficit of $511,541 and an accumulated deficit of $3,103,371. We require additional working capital. See “Plan of Operations” below.

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

On July 24, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment

On September 4, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

On September 26, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $9,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

On October 3, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

On October 23, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

On November 2, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to an accredited investor. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment.

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2012, the Company had an accumulated deficit of $3,103,371. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with

Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2012 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2012 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

On July 2, 2012, the Company sold 2,253,577 shares of restricted shares of Common Stock to an accredited investor for net proceeds of $25,000 ($.01 per share).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description

4.1	Form of Convertible Promissory Note
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

———————

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 2012

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer