Form 10-K
period 2012-12-31
MMAX MEDIA, INC.
filed 2013-04-01
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.045 per share).  $2,574,445.50 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 28, 2013 there were 75,852,636 shares outstanding.

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

Historically, we have offered mobile marketing platform services to merchants under the “Hyperlocal”  name. The Hyperlocal platform supports multiple text messaging services such as WAP, MMS and XHTML, which run on a commercial grade mobile marketing platform and operates with all major mobile carriers, including AT&T, Sprint, T-Mobile and Verizon. The fully-integrated interface allows for web-based monitoring of customers. It provides access to real-time statistics for each customer’s account, including but not limited to incoming and outgoing messages, number of keywords, credits and account status.

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

Revenues for the year ended December 31, 2012, totaled $32,907.  From inception through December 31, 2011, we had revenues of $61,946. At December 31, 2012, we had a cash balance of approximately $20,700, a working capital deficit of approximately $293,480 and an accumulated deficit of approximately $3,476,284. Additional losses have occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of our products.

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

Organization

MMAX holds a wholly owned interest in HLM Paymeon, Inc., a Florida corporation. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “MMAX”. Our executive offices are located at 511 N.E. 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301. Our telephone number is (800) 991-4534. We own and operate several websites, including www.paymeon.com. The information which appears on these websites is not part of this report.

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

PayMeOn

PayMeOn consumers are able to browse “deal” coupons, purchase them, and most importantly, share them in exchange for cash payments from the web and from our PayMeOn mobile application. PayMeOn operates in the “social income®” space. Social income® is a registered trademark of MMAX Media, Inc.  We define social income® as income or benefits derived from referring or recommending products to people in your network(s). The fundamental driver of the PayMeOn product is the opportunity for users to earn money through referrals. Many products and services are sold over the Internet today through recommendations or referrals. Social networks have allowed users to connect seamlessly and have become powerful platforms for “friends” to connect, share, and recommend products that are “imbedded” in the networking experience. We believe that users should be paid for their successful referrals. We call these payments social income®. We believe that the ubiquitous adoption of mobile phones has created portable and “real time” social networks that can be monetized.

Successful sharing can result in income for users, highlighted on a “per deal” basis with the offers. We intend to make referral payments to users through PayPal and by check. We believe that earnings above $10.00 per month will be very meaningful income to PayMeOn users. PayMeOn derives its “net revenue” from the difference of what it charges consumers for a particular “deal” and what it owes merchants as their share of a particular deal.  The difference is PayMeOn’s net revenue.  PayMeOn establishes a “payout” amount for each of the deals it offers from its share of the next revenue.  PayMeOn users earn their social income® from the payout amount established by PayMeOn.

We believe the success of PayMeOn will depend on (1) the quality of deals in many markets, and (2) the quantity of users. Under an agreement dated November 2010, we have partnered with Adility, Inc., a third party provider of deals throughout the United States. Adility negotiates “deals” with all types of merchants and “feeds” them to PayMeOn via an application program interface (API). This relationship provides PayMeOn with deals across the country that it can market to its users. PayMeOn is also in discussions with other third-party providers of deals and is reviewing the creation of its own internal “deal getter” team. By advertising deals in the local markets they are offered, PayMeOn can also leverage Adility to attract new users. The agreement was for an initial term of one year and automatically renews for subsequent one year terms unless either party informs the other party of its intent not to renew at least 30 days prior to the then current expiration date. Under the agreement we will generally pay a fee to the deal vendor equal to 50% of the gross transaction revenue. We also pay Adility a transaction fee equal to the greater of 20% of the net transaction revenue generated from the purchase of any deal by a customer and $2.00. “Net Transaction Revenue” is the price paid for a deal, minus the fees paid to the deal vendor.

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

Finally, PayMeOn has integrated its offerings with the Hyperlocal Marketing Platform to provide merchants with mobile marketing and advertising services. PayMeOn offers different “packages” that offer merchants full access and use of the mobile marketing platform, as well as the ability to offer daily deals and other marketing services.

The PayMeOn Merchant Profit Center

PayMeOn has integrated its offerings with the Hyperlocal Marketing Platform to create the “PayMeOn Merchant Profit Center”.  The PayMeOn Merchant Profit Center platform is designed to provide local merchants with a mobile and web based marketing platform that allows merchants to distribute coupons or “daily deals”, capture and retain customers, and earn money from their customers whenever they purchase from the PayMeOn network. The product is marketed to merchants under various free and paid “packages”.    Packages are distinguished by different distribution opportunities and volume of text messages available.

Distribution of coupons or “daily deals”

Customers of the PayMeOn Merchant Profit Center are able to market coupons or “daily deals” at http://www.paymeon.com or to their own customers directly via email as often as daily(depending on the plan they select), and retain up to 90% of the proceeds.  Unlike most PayMeOn competitors in the daily deal space, PayMeOn is able to allow merchants to retain nearly all the proceeds from their sales of coupons or daily deals on the PayMeOn network.

Capture and retention of customers

Use of the mobile marketing module of the PayMeOn Merchant Profit Center allows merchants to acquire and retain customer mobile phone numbers and merchants are able to market via text to customers from the platform in the future. “Keyword” driven accounts are created for merchants on the mobile module of the PayMeOn Merchant Profit Center.  Keywords are descriptive words created for the merchant in the system that are “marketed” at the point of sale or in print or online advertising to customers.  For example, a customer might enter a restaurant called “Stephs”. When the customer enters the restaurant, they see a sign that reads, “to join our VIP club, text “stephs <space> your email address to 41513”. When the customer texts the keyword (“stephs”) and his/her email into the system, he/she is “opting in” to that merchant’s account on the mobile marketing module of the PayMeOn Merchant Profit Center and also being “anchored” to the merchant’s profit center account at PayMeOn.

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

Intellectual Property

As mentioned above, the term social income® is a registered trademark of MMAX Media, Inc. We have not applied for any other U.S. trademarks and, except for common law rights, we currently do not hold any other intellectual property rights on the products we have developed. Among many other related domain names, we have secured the following domain names: paymeon.com; paymeon.net; paymeon.tv; paymeon.org; paymeon.biz; paymeon.mobi; paymeon.co; paymeon.tel; paymeon.us; hyperloc.com; Hyperlocalmarketing.net; Hlmllc.com; and Hlmllc.net.

Employees

At December 31, 2012, we had 9 full time employees. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

Subsequent Events

We entered into an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 300,000,000 shares of our common stock. We believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers. The closing of the asset purchase agreement is subject to customary closing conditions and we expect this transaction to close following a special meeting of our shareholders to be held on April 1, 2013.  From an accounting standpoint, we will treat this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification 805 – Business Combination. In addition, because we are acquiring this asset from a related party, under generally accepted accounting principles (GAAP) we will record the asset on our financial statements at its historic cost.

Voting control of WCIS Media, LLC is held by Vincent L. Celentano. Mr. Celentano also holds voting control of Celentano Consulting Company LLC, a related party. Celentano Consulting Company holds a series of secured and unsecured promissory notes convertible into shares of the Company’s common stock.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal offices are located at 511 N.E. 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301. We occupy this space under a lease agreement that commenced on April 1, 2011 through May 1, 2013, at a cost of approximately $2,915 per month.   The offices are approximately 2,500 square feet and are sufficient to support our current and anticipated operations. Upon expiration of the lease agreement we anticipate occupying the space on a month to month basis.

Item 3.

Legal Proceedings.

On June 18, 2012, the Company received a letter from the Internal Revenue Service regarding a tax discrepancy for the tax year 2010 (prior to the agreement and plan of merger to acquire Hyperlocal Marketing, LLC).  The letter states that the discrepancy could result in a potential increase of Social Security and/or Income Tax of $7,623.  As part of the agreement and plan of merger to acquire Hyperlocal Marketing, LLC, the Company received representations and warranties from prior management that all taxes had been paid.  The letter has been forwarded to prior management and the Internal Revenue Service has been informed of all relevant representations and warranties.  There is no guarantee that prior management will honor its obligations and this amount may remain an obligation of the Company.  As of March 27, 2013, prior management has not honored its legal obligations to pay this debt.  On March 18, 2013, the Company received an updated letter from the Internal Revenue Service notifying us that the amount of the tax discrepancy for the tax year 2010 could result in a potential increase of Social Security and/or Income Tax of $9,745, including penalties and interest.  In the interest of protecting the Company and resolving this matter, current management has entered into discussions with the Internal Revenue Service about paying down this obligation over a period of time that will result in relatively small, non material, monthly payments until the obligation is paid in full.  The Internal Revenue Service has indicated its preliminary agreement and the Company anticipates beginning payments of the obligation in the near future.  The Company has not yet officially entered into a repayment agreement with the Internal Revenue Service.  Though we anticipate this will happen in the near future, we cannot guarantee our ability to do so until we have received official confirmation from the Internal Revenue Service.  The Company intends to pursue its legal rights against prior management for repayment of this debt plus any legal costs incurred in conjunction with enforcing its rights.

We are not currently subject to any other legal proceedings.

Item 4.

Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Since our merger with Hyperlocal, our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol MMAX. Quotation commenced during the quarter ended June 2009. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since March 31, 2010, was as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2010	$ 0.05	$ 0.02
June 30, 2010	$ 0.85	$ 0.40
December 31, 2010	$ 0.50	$ 0.16
December 31, 2010	$ 0.16	$ 0.08
March 31, 2011	$ 0.43	$ 0.11
June 30, 2011	$ 0.35	$ 0.15
September 30, 2011	$ 0.37	$ 0.20
December 31, 2011	$ 0.26	$ 0.07
March 31, 2012	$ 0.14	$ 0.05
June 30, 2012	$ 0.09	$ 0.04
September 30, 2012	$ 0.04	$ 0.007
December 31, 2012	$0.025	$0.0045
March 31, 2013	$0.036	$ 0.005

On March 29, 2013, our common stock had a closing price of $ 0.17.

Holders

As of March 15, 2013, there were approximately 310 security holders of record of our common stock.

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

We have developed “PayMeOn”, a product designed to offer its customers social income® potential through the purchase and referral of “coupon-style” deals through its mobile and web interfaces. The PayMeOn product will pay customers that refer “coupon-style” deals a “payout” amount for successful referrals (referrals that result in a purchase). “Payout” amounts come from our monetary share of the deals we offer. Offering “payout” amounts on our deals cause PayMeOn to have an additional expense that our competitors do not have. We manage this competitive disadvantage by striving to keep our overhead costs low. While our competitors invest in large numbers of employees dedicated to securing “deals” to offer their customers, PayMeOn has chosen to partner for most of its deal offerings, including, but not limited to an agreement with Adility, Inc. By partnering for our deals, we are able to offer deals in a substantial number of cities (more than 40 currently), while maintaining a very small internal deal acquisition team (currently 1 person). We believe that we will be able to offer competitive “payout” amounts because of our low internal overhead and because we believe that the cash incentive will result in higher “sharing” rates among our customers. By “sharing” rates, we mean the number of deals that PayMeOn members share with their contacts. We believe that PayMeOn deals will be shared often because of the potential for cash earnings for members that share them. PayMeOn intends to derive its “net revenue” from the difference of what it charges consumers for a particular “deal” and what it owes merchants and third parties as their share of a particular deal. The difference is PayMeOn’s net revenue. PayMeOn establishes a “payout” amount for each of the deals it offers from its share of the net revenue. PayMeOn users earn their social income® from the payout amount established by PayMeOn. Because PayMeOn sources most of its deal offerings from a third party, such as, Adility, Inc., PayMeOn does not control the “share” of the revenue it retains versus the amount due the merchant and due to the third party provider. PayMeOn does control which deals it chooses to offer its customers and can choose not to offer certain deals. While our third party relationships will reduce our margins, we believe that because of our low cost structure, specifically the need for fewer personnel dedicated to deal acquisition relative to our competitors, our ultimate “net revenue” should be competitive and allow for PayMeOn to set payout amounts attractive enough to encourage members to share deals.

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

We have recently integrated our PayMeOn offerings with the Hyperlocal Marketing Platform to create the “PayMeOn Merchant Profit Center”. The PayMeOn Merchant Profit Center platform is designed to provide local merchants with a mobile and web based marketing platform that allows merchants to distribute coupons or “daily deals”, capture and retain customers, and earn money from their customers whenever they purchase from the PayMeOn network. The product is free or sold on a “package” basis. Packages are distinguished by different distribution opportunities and volume of text messages available.

Distribution of coupons or “daily deals”

Customers of the PayMeOn Merchant Profit Center are able to market coupons or “daily deals” at http://www.paymeon.com   as often as they like (depending on the plan they select), and retain up to 90% of the proceeds. Unlike most PayMeOn competitors in the daily deal space, PayMeOn is able to allow merchants to retain nearly all the proceeds from sales of their coupons or daily deals on its network.

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

Results of Operations

Revenues for the year ended December 31, 2012, totaled $32,907 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the year ended December 31, 2011, were $32,973 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for year ended December 31, 2012, totaled $1,542,875, a decrease of $54,129 or 3% from $1,564,097 for the year ended December 31, 2011. Operating expenses for the year ended December 31, 2012, were largely made up of an $815,152 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services and payroll and payroll taxes of $439,766. Operating expenses for the year ended December 31, 2011, totaled $1,597,070, the majority of which related to $857,515 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services and $242,841 of payroll and payroll taxes.

Liquidity and Capital Resources

At December 31, 2012, we had $20,711 of cash.  At December 31, 2012 we had working a capital deficit of $293,484 and an accumulated deficit of $3,476,284. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2012, the Company had an accumulated deficit of $3,476,284. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes.  From January 2012 through May 2012 the Company issued a series of secured promissory notes in the aggregate principal amount of $155,000 (the “January Secured Notes”).  The January Secured Notes were secured by all of the assets of the Company.  On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note and used substantially all of the proceeds from the secured convertible note to satisfy the January Secured Notes, along with outstanding and accrued interest on the January Secured Notes of approximately $9,018.

Between June 24, 2012 and December 13, 2012 the Company issued 7% unsecured promissory notes in consideration of $264,000.  The notes were convertible at the option of the holders into shares of the Company’s common stock at conversion prices ranging from $0.005 per share to $0.011 per share.  The Company used the proceeds for working capital purposes.  Effective December 20, 2012, the Company issued an aggregate of 28,194,398 shares of restricted common stock pursuant to the conversion, and in satisfaction of the notes, including accrued interest.

In addition, throughout fiscal year 2012 we received unsecured non -interest bearing cash advances from our chief executive officer in the aggregate principal amount of $4,300.  The advances were used to satisfy payroll and payroll taxes and other working capital requirements.  The advances are payable on demand.

On February 28, 2013, the Company completed the issuance of a series of unsecured promissory notes in the aggregate principal amount of $210,000 to Celentano Consulting Company, LLC, an affiliate of the Company.  Of these advances, $25,000 was received by the Company during fiscal year ended December 31, 2012. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company received $210,000 in proceeds from the issuance of the notes. The Company used the proceeds for working capital purposes.

On July 5, 2012, the Company privately sold 2,253,577 shares of restricted shares of common stock to an accredited investor for gross proceeds of $25,000.  The proceeds from the private placement were used for the continued development of Hyperlocal and PayMeOn products and for general working capital purposes.  The private placement was conducted by the Company’s president.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products. We expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product and under the PayMeOn Merchant Profit Center name. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and organizations, and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space. We expect to complete a substantial portion of additional development related to integrating PayMeOn’s product capabilities with the technology platform to be acquired from WCIS shortly after completing the acquisition on April 1, 2013 (see further description and disclaimers related to this transaction below).  After completing integration development, we expect to accelerate our marketing efforts to create more public awareness for PayMeOn’s products and services.

On February 12, 2013, we entered into an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 300,000,000 shares of our common stock. We determined to purchase this asset because we believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers.

The closing of the asset purchase agreement is subject to customary closing conditions and we expect this transaction to close following the special meeting to be held on April 1, 2013.  From an accounting standpoint, we will treat this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification 805 – Business Combination. In addition, because we are acquiring this asset from a related party, under generally accepted accounting principles (GAAP) we will record the asset on our financial statements at its historic cost.

Voting control of WCIS Media, LLC is held by Vincent L. Celentano. Mr. Celentano also holds voting control of Celentano Consulting Company LLC, a related party. Celentano Consulting Company holds a series of secured and unsecured promissory notes convertible into shares of the Company’s common stock. Celentano Consulting Company has notified the Company that it intends to convert these notes into shares of the Company’s common stock in conjunction with, and as soon as practicable, following the closing of the asset purchase.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $500,000 to maintain our current operations through 2013. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Excluding our U.S. trademark protection for “social income”, we have not filed with any regulatory authority for patent or trademark protection. We intend to protect our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology and there can be no assurance that others will not independently develop similar know-how and trade secrets. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our proprietary know-how to offer competitive products at lower prices and we may not be able to effectively compete against these companies.

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

We may not be successful in managing acquisitions and acquisitions may result in substantial dilution.

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

We may fail to complete announced acquisition and in the event we complete the acquisition there are no assurances that we will be successful integrating the asset into our business.

On February 12, 2013, we entered into an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 300,000,000 shares of our common stock.  We believe this acquisition is critical to accelerating our development efforts related to our products.  There is no guarantee that the acquisition will be completed.  Failure to complete the acquisition could materially harm our business.   Furthermore, in the event we complete the acquisition there are no assurances that we will be successful integrating the asset into our business.

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

The conversion of outstanding secured and unsecured convertible promissory notes will result in dilution to existing stockholders and could negatively affect the market price of our common stock.

At March 28, 2013, we have outstanding secured and unsecured promissory notes convertible at the option of the holders into up to approximately 33,100,000 shares of common stock. This amount excludes up to 42,000,000 shares of common stock issuable upon conversion of 7% unsecured promissory notes in the aggregate principal amount of $210,000, the conversion of such notes limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock. If all the outstanding notes are converted, based on 75,852,636 shares of common stock issued and outstanding as of March 28, 2013, our issued and outstanding shares would increase by approximately 100%. In the event that a market for our common stock develops, to the extent that holders of our warrants and options exercise such convertible securities, our existing shareholders will experience dilution to their ownership interest in our company.  In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

Our principal shareholders and their affiliates beneficially own and control approximately 41% of our outstanding common stock and as majority shareholders are able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of March 28, 2013 our principal shareholders beneficially own approximately 41% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders also own secured and unsecured promissory notes that are convertible at their option into a material number of shares of our common stock and, assuming the completion of our proposed asset purchase agreement dated February 12, 2013, will own an additional 300,000,000 shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

Name	Age	Position

Edward Cespedes	47	Director, Chief Executive Officer and Principal Financial Officer

Edward Cespedes. Edward Cespedes has served as sole officer and director since March 2011. Prior to becoming our Chief Executive Officer and sole director, he was the founder and chief executive officer of Hyperlocal Marketing, LLC. Mr. Cespedes has served as the Vice Chairman of Tralliance Registry Management Corporation, the company that manages the .travel domain for the global Internet since 2009 and was Tralliance’s Chief Executive Officer from 2006 through 2009. Mr. Cespedes has served as President of theglobe.com (OTCBB: TGLO) since June 2002 and as a director of theglobe.com, Inc. since 1997. Mr. Cespedes also serves as theglobe.com’s Chief Financial Officer. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLP. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation (formerly Nasdaq: KOOP) and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc., a private investment company. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe.com where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked for J.P. Morgan and Company, where he focused on mergers and acquisitions. He is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. Mr. Cespedes is also a member of the Board of Governors for the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University and an honorary board member of the Special Olympics of Broward County. Mr. Cespedes received a Bachelor’s degree in International Relations from Columbia University in 1988.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2012.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

our principal executive officer or other individual serving in a similar capacity;

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2012.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)	All Other Compensation($)	Total ($)

Edward Cespedes	2012	$250,000	$50,000	$—	$—	$300,000	[1]
	2011	$98,474	$18,750	$—	$—	$117,224	[2]

———————

1

Approximately $169,317 of the total has been accrued.

2

Approximately $18,815 of the total has been accrued.

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

2012 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2012 or 2011.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 28, 2013, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 511 N.E. 3rd Avenue, 1st Floor,

Fort Lauderdale, Florida 33301. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 75,852,636 shares of common stock outstanding as of March 28, 2013 together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 13, 2013 for each stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Edward Cespedes (1)	10,403,117	12.9%
All officers and directors as a group (one person) (1)	10,403,117	12.9%
Celentano Consulting Company, LLC (2)	41,339,618	37.9%

———————

(1)

Includes shares of our common stock held of record by Edward A. Cespedes Revocable Trust dated August 22, 2007, beneficially owned and controlled by Edward A. Cespedes as trustee. The number of shares beneficially owned by Mr. Cespedes excludes 436,036 shares held in trust for the benefit of his children over which he disclaims beneficial ownership.

(2)

Includes 33,100,000 shares of our common stock issuable upon the conversion of secured convertible notes in the principal amount of $165,500.  Excludes up to 42,000,000 shares of common stock issuable upon conversion of 7% unsecured promissory notes in the aggregate principal amount of $210,000, the conversion of such notes limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock. The address of Celentano Consulting Company, LLC is 7000 West Palmetto Park Road, Suite 201, Boca Raton, FL  33433. Voting control of Celentano Consulting Company is held by Vincent L. Celentano.

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

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of December 31, 2012, the Company has recognized $177 revenue under the proposed licensing agreement.

During the year ended December 31, 2011 and the period from January 22, 2010 (inception) to December 31, 2010, the Company leased employees from a Company owned by the President and paid amounts of $21,381 and $98,873, respectively. In addition, throughout fiscal year 2012 we received unsecured non -interest bearing cash advances from our chief executive officer in the aggregate principal amount of $4,300.  The advances were used to satisfy payroll and payroll taxes and other working capital requirements.  The advances are payable on demand.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 with Celentano Consulting Company, LLC, an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note.

On February 12, 2013, we entered into an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 300,000,000 shares of our common stock. We believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers. The closing of the asset purchase agreement is subject to customary closing conditions and we expect this transaction to close following the special meeting to be held on April 1, 2013.  From an accounting standpoint, we will treat this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification 805 – Business Combination. In addition, because we are acquiring this asset from a related party, under generally accepted accounting principles (GAAP) we will record the asset on our financial statements at its historic cost.

Voting control of WCIS Media, LLC is held by Vincent L. Celentano. Mr. Celentano also holds voting control of Celentano Consulting Company LLC, a related party.

On February 28, 2013, the Company completed the issuance of a series of unsecured promissory notes in the aggregate principal amount of $210,000 to Celentano Consulting Company, LLC, an affiliate of the Company. Of these advances, $25,000 was received by the Company during fiscal year ended December 31, 2012. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company received $210,000 in proceeds from the issuance of the notes. The Company used the proceeds for working capital purposes. Celentano Consulting Company has notified the Company that it intends to convert these notes into shares of the Company’s common stock in conjunction with, and as soon as practicable, following the closing of the asset purchase.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Liggett, Vogt & Webb P.A.(formerly known as Webb & Company, P.A.), as well as the fees charged for such services. In its review of non-audit service and its appointment of Liggett, Vogt & Webb P.A., the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Liggett, Vogt & Webb P.A. were approved by the Board, acting as our Audit Committee.  The following table shows the fees for the years ended December 31, 2012 and 2011.

	2011	2012
Audit Fees (1)	$22,089	$36,988
Audit Related Fees (2)	$2,365	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – majority of these fees relate to the review of our Form 8-K filings.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibits

Exhibit Number		Description
2.1		Merger Agreement dated February 17, 2011 (1)
3.1		Articles of Incorporation (2)
3.2		Amendment to Articles of Incorporation (2)
3.3		Amendment to Articles of Incorporation Designation of Series A Preferred Stock (2)
3.4		Amendment to Articles of Incorporation Name change (6)
3.5		Restated Bylaws of MMAX Media, Inc. (3)
4.1		Form of Warrant (3)
4.2		Form of Option (3)
10.3		Indemnification Agreement (4)
10.4		Lease Agreement (3)
10.5		Employment Agreement with Edward Cespedes(5)
10.6		Form of March 2011 Private Placement Subscription Agreement (3)
10.7		Agreement with Adility, Inc. (3)
10.8		Form of Secured Convertible Promissory Note (7)
10.9		Form of General Security Agreement (7)
14.1		Code of Ethics (Provided herewith)
21.1		List of subsidiaries of the Company (3)
23.1		Consent of Liggett, Vogt & Webb, P.A. (Provided herewith)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Exension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(7)

Incorporated by reference to current report on Form 8-K filed January 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2013

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Cespedes	Director	April 1, 2013
Edward Cespedes

INDEX TO FINANCIAL STATEMENTS

MMAX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

MMax Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MMax Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of MMax Media, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a net loss of $1,606,550, a working capital deficiency of $293,484, used cash in operations of $469,417 and an accumulated deficit of $3,476,284 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 1, 2013

MMAX MEDIA, INC AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$20,711	$6,328
Prepaid expenses	—	3,000

TOTAL CURRENT ASSETS	20,711	9,328

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	11,837	21,313

OTHER ASSETS
Deposits	4,290	4,290

TOTAL OTHER ASSETS	4,290	4,290

TOTAL ASSETS	$36,838	$34,931

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$45,519	$45,115
Accrued expenses	230,482	45,550
Deferred revenue	5,080	—
Due to related parties	4,300	—
Note payable	2,000	—
Notes payable related party- convertible (net of discount of $163,686)	26,814	—

TOTAL CURRENT LIABILITIES	314,195	90,665

COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized, 75,852,636 and 44,646,539 shares issued and outstanding, respectively	75,852	44,645
Additional paid in capital	3,123,075	1,769,355
Accumulated deficit	(3,476,284)	(1,869,734)
TOTAL STOCKHOLDERS'S DEFICIT	(277,357)	(55,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,838	$34,931

See accompanying notes to audited consolidated financial statements.

MMAX MEIDA INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2012	2011

Revenue
Service Revenue, net	$32,907	$32,973

OPERATING EXPENSES
Professional fees	89,031	144,209
Web development and hosting	28,226	64,596
Payroll and payroll taxes	439,766	242,841
Consulting	850,134	919,153
Travel and entertainment	13,740	25,225
General and administrative	121,978	201,046
Total Operating Expenses	1,542,875	1,597,070

NET LOSS FROM OPERATIONS	(1,509,968)	(1,564,097)

OTHER EXPENSES
Liquidated damages	—	(16,575)
Interest expense	(96,582)	(34,726)
Total other expenses	(96,582)	(51,301)

Net loss before provision for income taxes	(1,606,550)	(1,615,398)

Provision for Income Taxes	—	—

NET LOSS	$(1,606,550)	$(1,615,398)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	46,972,164	37,048,173

See accompanying notes to audited consolidated financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity / (Deficit)
Balance, December 31, 2010	—	$—	20,582,076	$20,580	$252,150	$(254,336)	$18,394

Stock issued for services	—	—	427,319	427	86,573	—	87,000
Issuance of stock for Purchase of MMAX Media, Inc.	638,602	638	12,403,374	12,403	(22,073)	—	(9,032)
Issuance of stock for cash, net of expenses $8,788	—	—	4,290,000	4,290	523,172	—	527,462
Issuance for loan conversion	—	—	394,000	394	48,856	—	49,250
Issuance of stock for legal services	—	—	100,000	100	12,400	—	12,500
Issuance of stock for liquidated damages			63,750	64	16,511	—	16,575
Warrants and Options issued for services	—	—	—	—	857,515	—	857,515
Conversion of preferred stock to common stock	(638,602)	(638)	6,386,020	6,387	(5,749)	—	—
Net Loss						(1,615,398)	(1,615,398)
Balance, December 31, 2011	—	—	44,646,539	44,645	1,769,355	(1,869,734)	(55,734)

Issuance of stock for services	—	—	425,000	425	28,075	—	28,500
Sale of common stock		—	2,253,577	2,254	22,746	—	25,000
Warrants and Options issued for services	—	—	—	—	815,152	—	815,152
Beneficial Conversion feature on convertible debt	—	—	—	—	248,700	—	248,700
Conversion of loans to common stock	—		28,194,398	28,195	235,806	—	264,001
Conversion of accrued interest to common stock	—		333,122	333	3,241	—	3,574
Net Loss	—	—	—	—	—	(1,606,550)	(1,606,550)
Balance, December 31, 2012	—	$—	75,852,636	$75,852	$3,123,075	$(3,476,284)	$(277,357)

See accompanying notes to audited consolidated financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,606,550)	$(1,615,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,476	10,579
Amortization of debt discount	85,015	—
Warrants issued for services	815,152	857,515
Common stock issued for services	28,500	95,000
Common stock issued for liquidated damages	—	16,575
Financing costs to noteholders for interest	—	31,250
Beneficial conversion	—	3,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,000	3,582
(Increase) in Deposits	—	(4,290)
Increase in accounts payable and accrued expenses	190,910	73,091
(Decrease) / increase in deferred revenue	5,080	(4,960)
Net Cash Used In Operating Activities	(469,417)	(534,056)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of computer equipment and website	—	(5,155)
Cash acquired in acquisition	—	4,088
Net Cash Used In Investing Activities	—	(1,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	155,000	30,000
Repayment of notes payable	(155,000)	(30,000)
Proceeds from notes payable related party - convertible	454,500	—
Sale of common stock	25,000	527,462
Due to related parties	4,300	—
Net Cash Provided By Financing Activities	483,800	527,462

NET INCREASE / (DECREASE) IN CASH	14,383	(7,661)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,328	13,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,711	$6,328

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$9,018	$99

On March 16, 2011, the Company issued 144,000 shares of common stock in exchange for a note payable of $15,000 with a beneficial conversion feature valued at $3,000.

On March 16, 2011, the Company issued 12,403,374 common shares and 638,602 preferred shares for the acquisition of Mmax Media, Inc.

During the year ended December 31, 2012, the Company received $454,500 from a related party in exchange for convertible notes payable of $454,500 with the beneficial conversion feature valued at $284,700.

During the year ended December 31, 2012, a related party converted $264,000 of convertible notes payable and $3,574 of accrued interest into 28,194,398 shares of common stock.

See accompanying notes to audited consolidated financial statements.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

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

During the year ended December 31, 2012 the Company emerged from Development Stage Status.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC. and HLM Paymeon, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2012, the Company has an accumulated deficit of $3,476,284, a working capital deficiency of $293,484, and used cash in operations of $469,417. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern (see note 11).

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

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

(D) Property and Equipment and Website Costs

Computer Equipment and Website Costs are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three to five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of computer equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Property and equipment and website costs consisted of the following:

	December 31,
	2012	2011

Computers and equipment	$5,408	$5,408
Website development	24,775	24,775

Total	30,183	30,183
Accumulated depreciation	(18,346)	(8,870)
Balance	$11,837	$21,313

Depreciation expense for years ended December 31, 2012 and 2011 was $9,476, and $10,579, respectively.

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

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	December 31,
	2012	2011
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(605,304)	$(607,872)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	96,171	38,893
Change in valuation allowance	509,133	568,979

Provision for income taxes	$—	$—

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

The components of deferred income taxes are as follows:

	December 31,
	2012	2011
Deferred income tax asset:	$629,425	$322,683
Net operating loss carryforwards	448,687	246,296
Valuation allowance	(1,078,112)	(568,979)
Deferred income taxes	$—	$––

As of December 31, 2012, the Company has a net operating loss carry forward of approximately $1,192,366 available to offset future taxable income through 2032. This results in deferred tax assets of approximately $1,078,112 as of December 31, 2012. The valuation allowance at December 31, 2012 was approximately $1,078,112. The change in the valuation allowance for the year ended December 31, 2012 was an increase of $509,133. Tax returns for the years ended December 31, 2012, 2011 and 2010 are subject to examination by the Internal Revenue Service.

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

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 15,400,000 and 11,200,000 shares issuable upon the exercise of options and warrants and 38,100,000 and 0 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2012 and 2011, respectively.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between the dates of January 3, 2012 and March 31, 2012, the Company entered into agreements to issue secured convertible promissory notes in the aggregate principal amount of $120,000 (the “Notes”) to certain accredited investors. The Notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The Notes are secured by all of the assets of the Company and include customary provisions concerning events of default. In addition, the Notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.125 per share, subject to adjustment for stock splits and dividends. During May 2012, the Company received an additional $35,000 from the accredited investors under the same terms.  On December 28, 2012 the Company repaid the total amount of the notes of $155,000 and accrued interest of $9,018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

December 31, 2012

Loan Amount	$190,500
Discount	(163,686)
Balance	$26,814

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

On July 24, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $36,129 for the fair value of the beneficial conversion feature. On December 20, 2012 the related party converted the principle amount of $45,000 and accrued interest of $1,381 into 4,173,205 shares of common stock. The Company expensed debt discount of $36,129 at December 20, 2012.

On September 4, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On December 20, 2012 the related party converted the principle amount of $40,000 and accrued interest of $905 into 3,682,269 shares of common stock.

On September 26, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $9,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $7,226 for the fair value of the beneficial conversion feature. On December 20, 2012 the related party converted the principle amount of $9,000 and accrued interest of $165 into 825,299 shares of common stock. The Company expensed the debt discount of $7,226 at December 20, 2012.

On October 3, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price .On December 20, 2012 the related party converted the principle amount of $40,000 and accrued interest of $683 into 3,663,455 shares of common stock.

On October 23, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject adjustment for stock splits and dividends. The Company recorded a debt discount of $1,761 for the fair value of the beneficial conversion feature On December 20, 2012 the related party converted the converted the principle amount of $5,000 and accrued interest of $66 into 456,310 shares of common stock. The Company expensed debt discount of $1,761 at December 20, 2012.

On November 2, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $14,086 for the fair value of the beneficial conversion feature On December 20, 2012 the related party converted the principle amount of $40,000 and accrued interest of $261 into 3,627,773 shares of common stock. The Company expensed debt discount of $14,086 at December 20, 2012.

On November 27, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $60,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.085 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $24,000 for the fair value of the beneficial conversion feature On December 20, 2012 the related party converted the principle amount of $60,000 and accrued interest of $391 into 7,091,910 shares of common stock. The Company expensed debt discount of $24,000 at December 20, 2012.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

On December 13, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price On December 20, 2012 the related party converted the principle amount of $25,000 and accrued interest of $86 into 5,007,299 shares of common stock.

On December 21, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. At December 31, 2012, the Company accrued interest of $48.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends.  The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2012 the Company amortized $871 of the debt discount and accrued interest of $61.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2012 the Company amortized $943 of the debt discount and accrued interest of $66.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of December 31, 2012 the Company recorded a salary expense of $300,000 including the minimum annual bonus of $50,000. Accrued compensation at December 31, 2012 and December 31, 2011, was $214,494 and $18,615, respectively.

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016.  In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 2,300,000 shares of the Company’s Common Stock and a warrant to purchase 2,200,000 shares of the Company’s Common Stock.  Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock.  The warrant to purchase 2,300,000 shares shall have a cash exercise price of $.07 per share, and shall expire on February 23, 2015.  The warrant to purchase 2, 200,000 shares shall have a cash exercise price of $0.18 per share and shall have an expiration date of February 23, 2016.  The warrants shall have a vesting schedule, including certain vesting acceleration rights.  If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner.  Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of December 31, 2012, no accounts have been sold and no expense has been recognized.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS EQUITY

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of December 31, 2012, there were no amounts owed.

The Company is authorized to issue up to 195,000,000 shares of common stock, par value $0.001, and up to 5,000,000 shares of convertible preferred stock, par value $0.001. Each share of the convertible preferred stock can be exchanged for ten (10) shares of common stock of the Company.

On February 23, 2012, the Company issued 300,000 shares of its common stock to consultants for services with a fair of v $21,000 ($.07 per share) the fair value of the common stock on the date of issuance.

On April 6, 2012 the Company issued 125,000 shares of its common stock to consultants for services with a fair value of $7,500 ($.06 per share) the fair value of the common stock on the date of issuance.

On July 2, 2012, the Company sold 2,253,577 shares of restricted shares of Common Stock to an accredited investor for cash of $25,000 ($.01 per share).

On December 20, 2012 a related party converted a total of $264,001 of convertible notes and accrued interest of $3,574 into a total of 28,194,398 and 333,122 shares of common stock at $.00936, respectively.

NOTE 8 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended December 31, 2012 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2010	—
Granted	11,200,000	$0.22
Exercised	—
Expired	—
Balance at December 31, 2011	11,200,000	$0.22
Granted	4,700,000	$0.12
Exercised	—	—
Expired	(500,000)	—
Balance at December 31, 2012	15,400,000	$0.19
Options and Warrants Exercisable at December 31, 2012	2,718,500	$0.18
Weighted Average Fair Value of Options and Warrants Granted During the nine months ended December 31, 2012		$0.12

The Company’s stock price was lower than the weighted average exercise price at December 31, 2012, therefore there is no aggregate intrinsic value of the options and warrants.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

The following table summarizes information about options and warrants for the Company as of December 31, 2012:

	2012 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$.07 to $.15	2,500,000	2.15	$0.07	18,500	$0.07
$.16 to $.26	12,900,000	2.02	$0.22	2,700,000	$0.18

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years. For the year Ended December 31, 2012, the Company expensed $815,152.

On February 23, 2012, the Company granted warrants to purchase 200,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest.  In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of December 31, 2012 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned.  For the year ended December 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions:  dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.

On February 23, 2012, the Company granted warrants to purchase 2,200,000 shares of its common stock to consultants at an exercise price of $0.18 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 440 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party.  In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of December 31, 2012, the consultant has not reached these milestones (See Note 6).

On February 23, 2012, the Company granted warrants to purchase 2,300,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants begin to vest upon the sale of 401 associated accounts by the consultant and will vest 500 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of December 31, 2012 the consultant has not reached these milestones (See Note 6).

NOTE 9 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of December 31, 2012 the Company recorded a salary expense of $300,000 including the minimum annual bonus of $50,000. Accrued compensation at December 31, 2012 and December 31, 2011, was $214,494 and $18,615, respectively.

During the year ended December 31, 2012, the Company’s Chief Executive Officer advanced the Company a total of $4,300. The amounts are non –interest bearing and payable on demand.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the Parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of December 31, 2012, the Company has recognized $177 revenue under the proposed licensing agreement.

See Note 5 for Convertible Notes Payable – Related Party.

NOTE 10 – CONCENTRATIONS

For the year ended December 31, 2011, one customer accounted for 41% of total sales. There were no concentrations during the year ended December 31, 2012.

NOTE 11 – SUBSEQUENT EVENTS

On January 10, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment.

On January 29, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment.

On January 30, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment.

On February 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment.

On February 12, 2013 the Company Amended its Articles of Incorporation to:

•

increase the number of authorized but unissued shares of our common stock to from 195,000,000 shares to 1,000,000,000 shares; and

•

eliminate the current class of 5,000,000 shares of Callable and Convertible Preferred Stock; and creates a class of 5,000,000 shares of preferred stock which are issuable in such series, and with such designations, rights and preferences, as our board of directors may determine from time to time in their sole discretion.

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company (“WCIS”).  Under the asset purchase agreement the Company has agreed to acquire a proprietary web based technology platform (the “Asset”) developed and owned by WCIS.  The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers.  The Company intends to incorporate the Asset into its current PayMeOn business.  Subject to conditions to closing, the Company will acquire the Asset in consideration of 300,000,000 shares of restricted common stock of the Company.  WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company.  As such, the Company anticipates that for accounting purposes the Asset will be recorded at its historical cost.  Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805— Business Combinations, and therefore will be accounted for as an asset purchase.

On February 20, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment.