Form 10-Q
period 2013-03-31
MMAX MEDIA, INC.
filed 2013-05-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2013
Or

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

2400 E. Commercial Blvd., Suite 612, Ft. Lauderdale, FL 33308

(Address of Principal Executive Office) (Zip Code)

(800) 991-4534

(Registrant’s telephone number, including area code)

511 N.E. 3rd Avenue, 1st Floor, Fort Lauderdale, Florida 33301

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of May 13, 2013
Common Stock, $0.001 Par Value Per Share			375,852,636

MMAX Media, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

1

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.

Controls and Procedures

22

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosure

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

2

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$36,834	$20,711

TOTAL CURRENT ASSETS	36,834	20,711

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	9,468	11,837

OTHER ASSETS
Deposits	4,290	4,290

TOTAL OTHER ASSETS	4,290	4,290

TOTAL ASSETS	$50,592	$36,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$59,798	$45,519
Accrued expenses	268,799	230,482
Deferred revenue	1,313	5,080
Due to related parties	4,300	4,300
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $264,239 and $163,686, respectively)	196,261	26,814

TOTAL CURRENT LIABILITIES	532,471	314,195

COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 75,852,636 and 75,852,636 shares issued and outstanding, respectively	75,852	75,852
Additional paid in capital	3,349,326	3,123,075
Accumulated deficit	(3,907,057)	(3,476,284)
TOTAL STOCKHOLDERS'S DEFICIT	(481,879)	(277,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,592	$36,838

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEIDA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

Revenue
Service Revenue, net	$5,885	$6,653

OPERATING EXPENSES
Professional fees	46,940	30,896
Web development and hosting	9,002	1,047
Payroll and payroll taxes	206,694	99,221
Consulting	76,251	380,064
Travel and entertainment	7,185	4,067
General and administrative	35,839	38,580
Total Operating Expenses	381,911	553,875

NET LOSS FROM OPERATIONS	(376,026)	(547,222)

OTHER EXPENSES
Interest expense	54,747	2,026
Total other expenses	54,747	2,026

Net loss before provision for income taxes	(430,773)	(549,248)

Provision for Income Taxes	—	—

NET LOSS	$(430,773)	$(549,248)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	75,852,636	44,768,517

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(430,773)	$(549,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,369	2,370
Amortization of debt discount	49,447	—
Warrants issued for services	76,251	353,814
Common stock issued for services	—	21,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	1,500
Increase in accounts payable and accrued expenses	52,596	58,295
(Decrease) / increase in deferred revenue	(3,767)	19,261
Net Cash Used In Operating Activities	(253,877)	(93,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party - convertible	270,000	120,000
Net Cash Provided By Financing Activities	270,000	120,000

NET INCREASE IN CASH	16,123	26,992

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,711	6,328

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,834	$33,320

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the three months ended March 31, 2013, the Company received $270,000 from a related party in exchange for convertible notes payable of $270,000 with the beneficial conversion feature valued at $150,000.

See accompanying notes to unaudited condensed consolidated financial statements.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

During the year ended December 31, 2012 the Company emerged from Development Stage Status.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MMAX Media, Inc. from the acquisition date of March 16, 2011 and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM Paymeon, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2013, the Company has an accumulated deficit of $3,907,057, a working capital deficiency of $495,637, and used cash in operations of $253,877. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

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

AS OF MARCH 31, 2013

(UNAUDITED)

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Property and equipment and website costs consisted of the following:

	March 31, 2013	December 31, 2012

Computers and equipment	$5,408	$5,408
Website development	24,775	24,775

Total	30,183	30,183
Accumulated depreciation	(20,715)	(18,346)
Balance	$9,468	$11,837

Depreciation expense for the three months ended March 31, 2013 and 2012 was $2,369, and $2,370, respectively.

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

(F) Revenue Recognition

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

AS OF MARCH 31, 2013

(UNAUDITED)

The Company recognizes revenue from setup fees in accordance with Topic 13, which requires the fees to be deferred and amortized over the term of the agreements. Revenue from the sale of bulk text messages sales and packages are recognized over twelve months. Revenue from monthly membership fees are recorded during the month the membership is earned.

(G) Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 15,400,000 and 15,900,000 shares issuable upon the exercise of options and warrants and 92,100,000 and 0 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended March 31, 2013 and 2012, respectively.

(I) Stock-Based Compensation

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

(J) Income Taxes

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

AS OF MARCH 31, 2013

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effec tive for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	March 31, 2013	December 31, 2012

Loan Amount	460,500	190,500
Discount	(264,239)	(163,686)
Balance	$196,261	$26,814

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

AS OF MARCH 31, 2013

(UNAUDITED)

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

On October 23, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject adjustment for stock splits and dividends. The Company recorded a debt discount of $1,761 for the fair value of the beneficial conversion feature. On December 20, 2012 the related party converted the converted the principle amount of $5,000 and accrued interest of $66 into 456,310 shares of common stock. The Company expensed debt discount of $1,761 at December 20, 2012.

On November 2, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.01 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $14,086 for the fair value of the beneficial conversion feature. On December 20, 2012 the related party converted the principle amount of $40,000 and accrued interest of $261 into 3,627,773 shares of common stock. The Company expensed debt discount of $14,086 at December 20, 2012.

On November 27, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $60,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.085 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $24,000 for the fair value of the beneficial conversion feature. On December 20, 2012 the related party converted the principle amount of $60,000 and accrued interest of $391 into 7,091,910 shares of common stock. The Company expensed debt discount of $24,000 at December 20, 2012.

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

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

On December 21, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2013 and December 31, 2012, the Company accrued interest of $432 and $48, respectively.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of March 31, 2013 and December 31, 2012 the Company amortized $20,459 and $871 of the debt discount and accrued interest of $1,432 and $61, respectively.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of March 31, 2013 and December 31, 2012 the Company amortized $22,161 and $943 of the debt discount and accrued interest of $1,551 and $66, respectively.

On January 10, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2013 the Company accrued interest of $614.

On January 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $6,000 for the fair value of the beneficial conversion feature. As of March 31, 2013 the Company amortized $986 and accrued interest of $345.

On January 30, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of March 31, 2013 the Company amortized $658 and accrued interest of $230.

On February 1, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of March 31, 2013 the Company amortized $318 and accrued interest of $111.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

On February 20, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $8,000 for the fair value of the beneficial conversion feature. As of March 31, 2013 the Company amortized $855 and accrued interest of $299.

On February 28, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of March 31, 2013 the Company amortized $3,822 and accrued interest of $268.

On March 15, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of March 31, 2013 the Company amortized $1,753 and accrued interest of $123.

On March 25, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of March 31, 2013 the Company amortized $246 and accrued interest of $17.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of March 31, 2013 and 2012 the Company recorded a salary expense of $75,000 and $75,000, respectively including the minimum annual bonus of $50,000. Accrued compensation at March 31, 2013 and December 31, 2012, was $218,942 and $214,494, respectively.

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 2,300,000 shares of the Company’s Common Stock and a warrant to purchase 2,200,000 shares of the Company’s Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 2,300,000 shares shall have a cash exercise price of $.07 per share, and shall expire on February 23, 2015. The warrant to purchase 2, 200,000 shares shall have a cash exercise price of $0.18 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of March 31, 2013, no accounts have been sold and no expense has been recognized.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

NOTE 7 – STOCKHOLDERS DEFICIT

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 207,319 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 207,319 shares of common stock valued at a recent cash offering cost of $29,000 ($0.14 per share). As of March 31, 2013, there were no amounts owed.

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

NOTE 8 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended March 31, 2013 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2011	11,200,000	$0.22
Granted	4,700,000	$0.12
Exercised	—	—
Expired	(500,000)	—
Balance at December 31, 2012	15,400,000	$0.19
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2013	15,400,00	$0.19
Options and Warrants Exercisable at March 31, 2013	2,718,500	$0.18
Weighted Average Fair Value of Options and Warrants Granted During the three months ended March 31, 2013		$0.00

The Company’s stock price was lower than the weighted average exercise price at March 31, 2013 and December 31, 2012, therefore there is no aggregate intrinsic value of the options and warrants.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

The following table summarizes information about options and warrants for the Company as of March 31, 2013:

	2012 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$.07 to $.15	2,500,000	1.90	$0.07	18,500	$0.07
$.16 to $.26	12,900,000	1.80	$0.22	2,700,000	$0.18

On September 8, 2011, the Company granted options to purchase 8,000,000 shares of its common stock to consultants at an exercise price of $0.23 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years. For the three months ended March 31, 2013 and 2012, the Company expensed $76,251 and $353,814, respectively.

On February 23, 2012, the Company granted warrants to purchase 200,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest. In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of December 31, 2012 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned. For the year ended December 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions: dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years. The total fair value of the warrants vested was $0 and $12,594 for the three months ended March 31, 2013 and 2012, respectively.

On February 23, 2012, the Company granted warrants to purchase 2,200,000 shares of its common stock to consultants at an exercise price of $0.18 per share. The warrants begin to vest upon the sale of 5,000 associated accounts by the consultant and will vest 440 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of March 31, 2013, the consultant has not reached these milestones (See Note 6).

On February 23, 2012, the Company granted warrants to purchase 2,300,000 shares of its common stock to consultants at an exercise price of $0.07 per share. The warrants begin to vest upon the sale of 401 associated accounts by the consultant and will vest 500 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of March 31 2013 the consultant has not reached these milestones (See Note 6).

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

NOTE 9 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. As of March 31, 2013 and 2012 the Company recorded a salary expense of $75,000 and $75,000, respectively including the minimum annual bonus of $50,000. Accrued compensation at March 31, 2013 and December 31, 2012, was $218,942 and $214,494, respectively.

During the year ended December 31, 2012, the Company’s Chief Executive Officer advanced the Company a total of $4,300. The amounts are non –interest bearing and payable on demand.

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the Parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of March 31, 2013 the Company has recognized $420 revenue under the proposed licensing agreement.

See Note 5 for Convertible Notes Payable – Related Party.

NOTE 10 – CONCENTRATIONS

For the three months ended March 31, 2012, one customer accounted for 18% of total sales. There were no customers during 2013 that exceeded 10% of sales.

NOTE 11 – SUBSEQUENT EVENTS

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company (“WCIS”). Under the asset purchase agreement the Company has agreed to acquire a proprietary web based technology platform (the “Asset”) developed and owned by WCIS. The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers. The Company intends to incorporate the Asset into its current PayMeOn business. The Company acquired the Asset in consideration of 300,000,000 shares of restricted common stock of the Company. WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company. As such, the Company anticipates that for accounting purposes the Asset will be recorded at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations, and therefore will be accounted for as an asset purchase. The effective closing date for this transaction is April 1, 2013.

On April 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment

On April 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $31,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment.

MMAX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

On April 29, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 (the “Note”) to a related party. The Note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment.

Effective April 1, 2013, the Company amended its articles of incorporation to increase its authorized common stock from 195,000,000 shares to 1,000,000,000 shares, eliminate the class of preferred stock known as “Callable and Convertible Preferred Stock”, and create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which are left for future determination by the Company’s board of directors.

On April 12, 2013 the Company approved a 1:69 reverse stock split effective May 17, 2013. As per ASC 505-10-S99, the stock split will not be retroactively applied to the financial statements until after the stock split is effective. Accordingly, the financial statements do not show the effect of the stock split as of May 15, 2013.

Effective May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility is approximately 4,777 square feet and is sufficient for the Company’s current and anticipated operations. The lease is for a term of 39 months at a current cost of approximately $9,500 per month.

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

Capture and retention of customers

Use of the mobile marketing module of the PayMeOn Merchant Profit Center allows merchants to acquire and retain customer mobile phone numbers and merchants are able to market via text to customers from the platform in the future. “Keyword” driven accounts are created for merchants on the mobile module of the PayMeOn Merchant Profit Center Keywords are descriptive words created for the merchant in the system that are “marketed” at the point of sale or in print or online advertising to customers. For example, a customer might enter a restaurant called “Stephs”. When the customer enters the restaurant, they see a sign that reads, “to join our VIP club, text ‘stephs <space> your email address to 41513’”. When the customer texts the keyword (“stephs”) and his/her email into the system, he/she is “opting in” to that merchant’s account on the mobile marketing module of the PayMeOn Merchant Profit Center and also being “anchored” to the merchant’s profit center account at PayMeOn.

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

Results of Operations

Revenues for the three months ended March 31, 2013, totaled $5,885 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the three months ended March 31, 2012, were $6,653 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the three months ended March 31, 2013, totaled $381,911, a decrease of $171,964 or 31% from $553,875 for the three months ended March 31, 2012. Operating expenses for the three months ended March 31, 2013 totaled $381,911, were largely made up of $76,251 non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services, $46,940 of professional fees and payroll and payroll taxes of $206,694. Operating expenses for the three months ended March 31, 2012, totaled $553,875, the majority of which related to $380,064 non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services and $30,896 of professional fees.

Liquidity and Capital Resources

At March 31, 2013, we had $36,834 of cash. At March 31, 2013 we had working a capital deficit of $495,637 and an accumulated deficit of $3,907,057. We require additional working capital. See “Plan of Operations” below.

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

In addition, throughout fiscal year 2012 we received unsecured non -interest bearing cash advances from our chief executive officer in the aggregate principal amount of $4,300. The advances were used to satisfy payroll and payroll taxes and other working capital requirements. The advances are payable on demand and were repaid during April 2013.

As of March 31, 2013, the Company completed the issuance of a series of unsecured promissory notes in the aggregate principal amount of $270,000 to Celentano Consulting Company, LLC, an affiliate of the Company. Of these advances, $25,000 was received by the Company during fiscal year ended December 31, 2012. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company received $270,000 in proceeds from the issuance of the notes. The Company used the proceeds for working capital purposes.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products. We expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product and under the PayMeOn Merchant Profit Center name. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and organizations, and on developing partnerships with businesses that have large databases they wish to monetize in the local, group buying or “deals” space. We expect to complete a substantial portion of additional development related to integrating PayMeOn’s product capabilities with the technology platform acquired from WCIS Media, LLC within the next 6 months. After completing integration development, we expect to accelerate our marketing efforts to create more public awareness for PayMeOn’s products and services.

Effective April 1, 2013, we completed an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 300,000,000 shares of our common stock. We determined to purchase this asset because we believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers. From an accounting standpoint, we treated this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification 805 – Business Combination. In addition, because we are acquiring this asset from a related party, under generally accepted accounting principles (GAAP) we will record the asset on our financial statements at its historic cost.

Voting control of WCIS Media, LLC is held by Vincent L. Celentano. Mr. Celentano also holds voting control of Celentano Consulting Company LLC, a related party. Celentano Consulting Company holds a series of secured and unsecured promissory notes convertible into shares of the Company’s common stock. Celentano Consulting Company has notified the Company that it intends to convert these notes into shares of the Company’s common stock.

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

Subsequent Events

During April 2013, the Company issued of a series of unsecured promissory notes in the aggregate principal amount of $111,000 to Celentano Consulting Company, LLC, an affiliate of the Company. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company received $111,000 in proceeds from the issuance of the notes. The Company used the proceeds for working capital purposes.

Effective April 1, 2013, the Company amended its articles of incorporation to increase its authorized common stock from 195,000,000 shares to 1,000,000,000 shares, eliminate the class of preferred stock known as “Callable and Convertible Preferred Stock”, and create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which are left for future determination by the Company’s board of directors.

On April 30, 2013, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) that the Company’s reverse split of 69 to 1 (the “Reverse Split”) shall be effective on May 17, 2013. The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company’s common stock and, as a result, (i) every 69 shares of the Company’s outstanding common stock will be converted into 1 share of the Company’s common stock, and (ii) the issued and outstanding common stock of the Company shall decrease from 375,852,636 to 5,447,140, subject to the “rounding up” of fractional shares to the nearest whole number. The Company also received approval from FINRA for its name change from “MMAX Media, Inc.” to “PayMeOn, Inc.” (the “Name Change”). Effective May 17, 2013 the Company’s quotation symbol shall change to “MMAXD” to reflect the Reverse Split. Twenty (20) business days thereafter the symbol shall change from “MMAXD” to “PAYM” to reflect the Name Change.

Effective May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility is approximately 4,777 square feet and is sufficient for the Company’s current and anticipated operations. The lease is for a term of 39 months at a current cost of approximately $9,500 per month.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2013 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2013 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

LEGAL PROCEEDINGS

As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as otherwise previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have not sold securities without registration under the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013

MMAX Media, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer