Form 10-Q
period 2013-06-30
PayMeOn, Inc.
filed 2013-08-19
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2013
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53574

———————

PayMeOn, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	20-4959207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2400 E. Commercial Blvd., Suite 612, Ft. Lauderdale, FL 33308

(Address of Principal Executive Office) (Zip Code)

(800) 991-4534

(Registrant’s telephone number, including area code)

MMAX Media, Inc.

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class			Shares Outstanding as of August 15, 2013
Common Stock, $0.001 Par Value Per Share			5,572,688

PAYMEON, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

3

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.

Controls and Procedures

23

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults Upon Senior Securities

25

Item 4.

Mine Safety Disclosure

25

Item 5.

Other Information

25

Item 6.

Exhibits

25

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,417	$20,711
Prepaid expenses	107,609	—

TOTAL CURRENT ASSETS	133,026	20,711

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	7,100	11,837

OTHER ASSETS
Deposits	31,407	4,290

TOTAL ASSETS	$171,533	$36,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$179,711	$45,519
Accrued expenses	303,769	230,482
Deferred revenue	—	5,080
Due to related parties	—	4,300
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $425,797 and $163,686, respectively)	308,703	26,814

TOTAL CURRENT LIABILITIES	794,183	314,195

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 5,572,688 and 1,099,314 shares issued and outstanding, respectively as of June 30, 2013 and December 31, 2012	5,573	1,099
Additional paid in capital	4,361,390	3,197,828
Accumulated deficit	(4,989,613)	(3,476,284)
TOTAL STOCKHOLDERS'S DEFICIT	(622,650)	(277,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$171,533	$36,838

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue
Service Revenue, net	$2,726	$9,796	$8,611	$16,449

OPERATING EXPENSES
Professional fees	28,961	22,787	75,901	53,683
Web development and hosting	72,272	698	81,274	1,745
Impairment on technology and website development	521,009	—	521,009	—
Payroll and payroll taxes	184,383	93,248	391,077	192,469
Consulting	113,143	352,197	189,394	732,261
Travel and entertainment	4,418	1,412	11,603	5,479
General and administrative	38,196	46,108	74,035	84,688
Total Operating Expenses	962,382	516,450	1,344,293	1,070,325

NET LOSS FROM OPERATIONS	(959,656)	(506,654)	(1,335,682)	(1,053,876)

OTHER EXPENSES
Interest expense	122,900	4,448	177,647	6,474
Total other expenses	122,900	4,448	177,647	6,474

Net loss before provision for income taxes	(1,082,556)	(511,102)	(1,513,329)	(1,060,350)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(1,082,556)	$(511,102)	$(1,513,329)	$(1,060,350)

Net loss per share - basic and diluted	$(0.20)	$(0.78)	$(0.46)	$(1.63)

Weighted average number of shares outstanding during the period - basic and diluted	5,472,269	653,091	3,275,463	651,312

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,513,329)	$(1,060,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,737	4,738
Impairment of website and technology	521,009	—
Amortization of debt discount	161,889	—
Warrants issued for services	152,503	699,479
Common stock issued for services	29,891	28,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	3,000
Increase in deposits	(27,117)	—
Increase in accounts payable and accrued expenses	207,479	143,448
(Decrease) / increase in deferred revenue	(5,080)	16,573
Net Cash Used In Operating Activities	(468,018)	(164,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website	(66,295)	—
Purchase of fixed assets	(681)	—
Net Cash Used in Financing Activities	(66,976)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party	—	4,300
Repayments to related party	(4,300)	—
Proceeds from notes payable related party - convertible	544,000	155,000
Net Cash Provided By Financing Activities	539,700	159,300

NET INCREASE / (DECREASE) IN CASH	4,706	(5,312)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,711	6,328

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,417	$1,016

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the six months ended June 30, 2013, the Company received $544,000 from a related party in exchange for convertible notes payable of $544,000 with the beneficial conversion feature valued at $424,000.

During the six months ended June 30, 2013 the Company issued common stock with a fair value of $137,500 to a consultant. As of June 30, 2013 $107,609 is recorded as prepaid expense.

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2013 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

On March 16, 2011 PayMeOn, Inc. (formerly known as MMAX Media, Inc.) (“PAYM” or the “Company”) completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of PAYM. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of PAYM common stock, which equal approximately 50.1% of the total shares of PAYM issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and Hyperlocal is considered the accounting acquirer and the acquiree is PAYM since the members of Hyperlocal obtained voting and management control of PAYM and the transaction has been accounted as a reverse merger and recapitalization.

Hyperlocal Marketing, LLC was originally organized in the State of Florida on January 22, 2010. The Company has focused its efforts on organizational activities, raising capital, software development and evaluating operational opportunities.

PayMeOn owns and operates products aimed at the location-based marketing industry. Paymeon develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn (formerly Hyperlocal) has had nominal revenues since its inception. PayMeOn’s mobile application product is designed to offer members that use the application income potential when they allow PayMeOn’s merchant customer information to be included with their mobile recommendations and referrals.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the “Company”.

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

On April 25, 2013 the Company approved a 1:69 reverse stock split effective May 17, 2013. As per ASC 505-10-S99, the historical financial statements have been adjusted to show the effect of the stock split as of May 15, 2013. In addition the Company approved the name change to PayMeOn, Inc.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM Paymeon, Inc. All intercompany accounts have been eliminated in the consolidation.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2013, the Company has an accumulated deficit of $4,989,613, a working capital deficiency of $661,157, and used cash in operations of $468,018. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

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

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs inurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Property and equipment and website costs consisted of the following:

	June 30, 2013	December 31, 2012

Computers and equipment	$6,089	$5,408
Website development	24,775	24,775

Total	30,864	30,183
Accumulated depreciation	(23,764)	(18,346)
Balance	$7,100	$11,837

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was $2,338, $4,737, $2,367 and $4,738, respectively.

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company (“WCIS”). Under the asset purchase agreement the Company agreed to acquire a proprietary web based technology platform (the “Asset”) developed and owned by WCIS. The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers. The Company intends to incorporate the Asset into its current PayMeOn business. The Company acquired the Asset in consideration of 4,347,826 shares of restricted common stock of the Company valued at $454,033 the historical depreciated basis of the asset acquired. WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company. As such, the Company recorded the Asset at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations , and therefore will be accounted for as an asset purchase. The effective closing date for this transaction was April 1, 2013.  As of June 30, 2013 the impaired the value of the technology acquired as well as $66,976 of additional costs associated with the development of its mobile application.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

(E) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. As of June 30, 2013, the Company recorded impairment charges of $521,009 associated with its purchase of technology and website development.

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

(H) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 215,942 and 230,435 shares issuable upon the exercise of options and warrants and 1,774,774 and 17,971 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended June 30, 2013 and 2012, respectively.

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

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 4 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	June 30, 2013	December 31, 2012

Loan Amount	734,500	190,500
Discount	(425,797)	(163,686)
Balance	$308,703	$26,814

On December 21, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2013 and December 31, 2012, the Company accrued interest of $868 and $48, respectively.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of June 30, 2013 and December 31, 2012 the Company amortized $40,264 and $871 of the debt discount and accrued interest of $2,818 and $61, respectively.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of June 30, 2013 and December 31, 2012 the Company amortized $43,619 and $943 of the debt discount and accrued interest of $3,055 and $66, respectively.

On January 10, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2013 the Company accrued interest of $1,312.

On January 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $6,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $2,482 and accrued interest of 869.

On January 30, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $1,655 and accrued interest of $460.

On February 1, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $816 and accrued interest of $285.

On February 20, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $8,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $2,849 and accrued interest of $997.

On February 28, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $15,041 and accrued interest of $1,053.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

On March 15, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $11,726 and accrued interest of $821.

On March 25, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $11,466 and accrued interest of $803.

On April 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.  The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $8,657 and accrued interest of $606.

On April 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $31,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $31,000 for the fair value of the beneficial conversion feature.  As of June 30, 2013 the Company amortized $6,285 and accrued interest of $440.

On April 29, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $6,795 and accrued interest of $475.

On May 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $39,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $39,000 for the fair value of the beneficial conversion feature.  As of June 30, 2013 the Company amortized $4,915 and accrued interest of $344.

On May 24, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $24,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $2,433 and accrued interest of $170.

On May 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $3,288 and accrued interest of $230.

On June 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $1,096 and accrued interest of $77.

On June 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $205 and accrued interest of $14.

On June 28, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $20,000 for the fair value of the beneficial conversion feature. As of June 30, 2013 the Company amortized $110 and accrued interest of $8.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three and six months ended June 30, 2013 and 2013 the Company recorded a salary expense of $75,000, $75,000, $150,000 and $150,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at June 30, 2013 and December 31, 2012, was $235,539 and $214,494, respectively.

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,333 shares of the Company’s Common Stock and a warrant to purchase 31,884 shares of the Company’s Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,333 shares shall have a cash exercise price of $4.83 per share, and shall expire on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of June 30, 2013, no accounts have been sold and no expense has been recognized.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

Effective May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility is approximately 4,777 square feet and is sufficient for the Company’s current and anticipated operations. The lease is for a term of 39 months at a current cost of approximately $9,900 per month. The lease contains three months of deferred rent that will be forgiven if the Company makes it 36 required monthly payments. The Company was also required to make a security deposit of $31,407.

NOTE 6 – STOCKHOLDERS DEFICIT

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 3,005 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 3,005 shares of common stock valued at a recent cash offering cost of $29,000 ($9.66 per share). As of June 30, 2013, there were no amounts owed.

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001, and up to 5,000,000 shares of preferred stock, as effective April 1, 2013, the Company amended its articles of incorporation to increase its authorized common stock from 195,000,000 shares to 1,000,000,000 shares, eliminate the class of preferred stock known as “Callable and Convertible Preferred Stock”, and create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which are left for future determination by the Company’s board of directors.

On April 25, 2013 the Company approved a 1:69 reverse stock split effective May 17, 2013. As per ASC 505-10-S99, the historical financial statements have been adjusted to show the effect of the stock split from inception.

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company (“WCIS”). Under the asset purchase agreement the Company has agreed to acquire a proprietary web based technology platform (the “Asset”) developed and owned by WCIS. The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers. The Company has incorporated the Asset into its current PayMeOn business. The Company acquired the Asset in consideration of 4,347,826 shares of restricted common stock of the Company valued at $454,033 the historical depreciated basis of the asset acquired. WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company. As such, the Company recorded at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations , and therefore was accounted for as an asset purchase. The effective closing date for this transaction is April 1, 2013.

On June 10, 2013, the Company issued 125,000 shares of common stock valued at $137,500 ($1.10 per share) the fair market value on the date of issuance to a consultant for public relations. In addition the Company agreed to pay the consultant $2,500 per months. The term of the contract is for three months and renews in three months with identical terms unless cancelled by the parties. As of June 30, 2013 the Company recorded a prepaid expense of $107,609.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended June 30, 2013 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2012	223,188	$13.11
Granted	—	—
Exercised	—	—
Expired	(7,246)	$13.11
Balance at June 30, 2013	215,942	$13.11

The Company’s stock price was lower than the weighted average exercise price at June 30, 2013 and December 31, 2012, therefore there is no aggregate intrinsic value of the options and warrants.

On July 7, 2011, the Company issued options to purchase 1,449 shares of its common stock to a consultant at an exercise price of $17.94 per share. The options vest immediately. The options expire on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17% and expected life of 1 year.

On September 8, 2011, the Company granted options to purchase 28,986 shares of its common stock to consultants at an exercise price of $11.04 per share. The options vest immediately. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rate of .12%, an expected life of 1 year.

On July 7, 2011, the Company issued options to purchase 1,449 shares of its common stock to a employee at an exercise price of $17.64 per share. The options vest immediately. The options expire on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17% and expected life of 1 year.

On September 8, 2011, the Company granted options to purchase 115,942 shares of its common stock to consultants at an exercise price of $15.87 per share. The options vest over various terms for each consultant ranging from two – three years. The options expire on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years.

On February 23, 2012, the Company granted warrants to purchase 2,898 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest. In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of June 30, 2013 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned. For the year ended December 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions: dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of June 30, 2013, the consultant has not reached these milestones.

On February 23, 2012, the Company granted warrants to purchase 33,334 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants begin to vest upon the sale of 6 associated accounts by the consultant and will vest 7 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of June 30, 2013 the consultant has not reached these milestones.

NOTE 8 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three and six months ended June 30, 2013 and 2013 the Company recorded a salary expense of $75,000, $150,000, $75,000 ad $150,000 respectively including the minimum annual bonus of $50,000. Accrued compensation at June 30, 2013 and December 31, 2012, was $235,593 and $214,494, respectively.

During the year ended December 31, 2012, the Company’s Chief Executive Officer advanced the Company a total of $4,300. The amounts are non –interest bearing and payable on demand. The amounts were repaid as of June 30, 2013.

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the Parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of June 30, 2013 the Company has recognized $420 revenue under the proposed licensing agreement.

See Note 4 for Convertible Notes Payable Related Party.

See Note 2D for discussion on Website Development and Related Party.

NOTE 9 – CONCENTRATIONS

For the six months June 30, 2013 and 2012 there were no customers that exceeded 10% of sales.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF JUNE 30, 2013

(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 9, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $22,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

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

Overview

PayMeOn, Inc. (formerly known as MMAX Media, Inc.), is a Nevada corporation.  Our wholly owned subsidiary, Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), was acquired pursuant to an agreement and plan of merger on March 16, 2011. In accordance with ASC Topic 360-10-45-15, Hyperlocal was considered the accounting acquirer and PayMeOn the accounting acquiree. Hyperlocal was organized in January 2010 and has nominal revenues since its inception.  Our operations are currently conducted principally through our wholly-owned subsidiary, HLM PayMeOn, Inc., a Florida corporation.

Business Overview

We own and operate products aimed at the location-based marketing industry. We develop and market products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals and recommendations, use of SMS short codes and contest management. Effective April 1, 2013, we completed an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 4,347,826 shares of our common stock valued at $454,033. We determined to purchase this asset because we believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers. From an accounting standpoint, we treated this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification 805 – Business Combination. In addition, because we acquired this asset from a related party, As such, the Company recorded the Asset at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations, and therefore is accounted for as an asset purchase. Voting control of WCIS Media, LLC is held by Vincent L. Celentano. Mr. Celentano also holds voting control of Celentano Consulting Company LLC, a related party. The software is currently a basis and platform for our products.

PayMeOn

We have developed “PayMeOn” branded web-based and mobile products designed to offer customers social income® potential from their purchase and referral of “coupon-style” deals (PayMeOn Merchant Profit Center), and from their “person to person” referrals and recommendations of service providers (PayMeOn Service Provider Referral Inclusions). PayMeOn products pay customers that refer “coupon-style” deals or personal service provider recommendations “payout” amounts based either on successful deal referrals (deal referrals that result in a purchase) or the inclusion of additional PayMeOn service providers with their personal service provider recommendations. “Payout” amounts for deal referrals come from our monetary share of the deals we or merchants offer on our sites. “Payout” amounts for service provider inclusions come from a portion of amounts that service providers pay us to be included with personal service provider referrals and recommendations that occur on the PayMeOn network.

Our “deals” business offering “payout” amounts on our deals causes PayMeOn to have an additional expense that our competitors do not have. We manage this competitive disadvantage by striving to keep our overhead costs low.  We expect to pursue partnership opportunities with organizations that have relationships in various service provider categories.  We believe that we will be able to offer competitive “payout” amounts because of our low internal overhead and because we believe that the cash incentive will result in higher “sharing” rates among our customers. By “sharing” rates, we mean the number of deals that PayMeOn members share with their contacts. We believe that PayMeOn deals will be shared often because of the potential for cash earnings for members that share them. PayMeOn intends to derive its “net revenue” from the difference of what it charges consumers for a particular “deal” and what it owes merchants and third parties as their share of a particular deal. The difference is PayMeOn’s net revenue. PayMeOn establishes a “payout” amount for each of the deals it offers from its share of the net revenue. PayMeOn users earn their social income® from the payout amount established by PayMeOn. If we source deals from third party relationships, our margins will be reduced.  However, we believe that because of our low cost structure, specifically the need for fewer personnel dedicated to deal acquisition relative to our competitors, our ultimate “net revenue” should be competitive and allow for PayMeOn to set payout amounts attractive enough to encourage members to share deals.

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

•

Mobile coupons

•

Calls to action (text “paymeon” to 41513 to view a working demonstration)

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

PayMeOn Service Provider Inclusions

PayMeOn’s Service Provider Inclusions product allows service provider merchants (such as plumbers, electricians, lawn care professionals, etc.) to be included with service provider referrals and recommendations being made by PayMeOn members (with their permission) using our mobile application.  Service providers pay PayMeOn a “per inclusion” fee to be included with member referrals and recommendations.  When members allow service providers to be included, they are paid a “payout” amount for allowing the inclusion based on the service provider category.

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

Results of Operations

Revenues for the three months ended June 30, 2013, totaled $2,726 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the three months ended June 30, 2012, were $9,796 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the three months ended June 30, 2013, totaled $962,382, an increase of $445,932 or 86% from $516,450 for the three months ended June 30, 2012. Operating expenses for the three months ended June 30, 2013 totaled $962,382, were largely made up of $76,252 non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services, $28,961of professional fees and payroll and payroll taxes of $184,383 and an impairment charge of $521,099 for technology and website development. Operating expenses for the three months ended June 30, 2012, totaled $516,450, the majority of which related to $353,165 non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services, payroll expense of $93,248 and $22,787 of professional fees.

Revenues for the six months ended June 30, 2013, totaled $8,611 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. A small amount of sales were derived from the portion of our PayMeOn business that sells deals directly to consumers. Revenues for the six months ended June 30, 2012, were $16,449 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the six months ended June 30, 2013, totaled $1,344,293, an increase of $273,968 or 26% from $1,070,325 for the six months ended June 30, 2012. Operating expenses for the six months ended June 30, 2013 were largely made up of $290,004 non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services, $75,901 of professional fees and payroll and payroll taxes of $391,077, and an impairment charge of $521,009 for technology and website development ]. Operating expenses for the six months ended June 30, 2012, totaled $1,070,325, the majority of which related to $727,979 non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services, payroll expense of $192,469 and $53,683 of professional fees.

Liquidity and Capital Resources

At June 30, 2013, we had $25,417 of cash. At June 30, 2013 we had working a capital deficit of $661,157 and an accumulated deficit of $4,989,613.  Since inception, the Company has incurred net operating losses and used cash in operations. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $500,000 to maintain our current operations through 2013. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. Throughout fiscal year 2012 we also received unsecured non -interest bearing cash advances from our chief executive officer in the aggregate principal amount of $4,300. The advances were used to satisfy payroll and payroll taxes and other working capital requirements. The advances were payable on demand and were repaid during April 2013.

During the six month period ended June 30, 2013, the Company issued a series of unsecured promissory notes in the aggregate principal amount of $734,500 to Celentano Consulting Company, LLC, an affiliate of the Company. Of these advances, $190,500 was received by the Company during fiscal year ended December 31, 2012. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company received $734,500 in proceeds from the issuance of the notes. The Company used the proceeds for working capital purposes.

Effective April 1, 2013, the Company amended its articles of incorporation to increase its authorized common stock from 195,000,000 shares to 1,000,000,000 shares, eliminate the class of preferred stock known as “Callable and Convertible Preferred Stock”, and create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which are left for future determination by the Company’s board of directors.   Effective on May 17, 2013, the Company effectuated a reverse split of its outstanding common stock, and, as a result, (i) every 69 shares of the Company’s outstanding common stock was converted into 1 share of the Company’s common stock, and (ii) the issued and outstanding common stock of the Company decreased from 375,852,636 to 5,447,688, including the “rounding up” of fractional shares to the nearest whole number. The Company also changed its name from “MMAX Media, Inc.” to “PayMeOn, Inc.” Its stock symbol changed from “MMAX” to “PAYM” to reflect the name change.

Effective May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility is approximately 4,777 square feet and is sufficient for the Company’s current and anticipated operations. The lease is for a term of 39 months at a current cost of approximately $9,900 per month.

Subsequent Events

On July 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 9, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $22,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On July 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2013 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2013 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to unregistered sales of equity securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended (the “Act”) as provided below.  The sales were pursuant to the exemption from registration provided by Section 4(a)(2) of the Act.  The certificates representing the shares contain legends restricting their transferability absent registration or applicable exemption.  The shareholder had access to information concerning the Company and the opportunity to ask questions about the Company.

On June 10, 2013, the Company issued 125,000 shares of common stock valued at $137,500 ($1.10 per share) the fair market value on the date of issuance to a consultant for public relations services. In addition the Company agreed to pay the consultant $2,500 per months. The term of the contract is for three months and renews in three months with identical terms unless cancelled by the parties.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
3.1(a)	Articles of Amendment for Name Change and Reverse Split effective April 30, 2013 (previously filed on Form 8-K Current Report filed on May 5, 2013)
3.1(b)	Articles of Amendment for Increase of Authorized Capital Stock effective April 1, 2013 (previously filed on Form 8-K Current Report filed on April 3, 2013)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2013

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer