Form 10-Q
period 2013-09-30
PayMeOn, Inc.
filed 2013-11-14
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2013
Or

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

_______________

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class			Shares Outstanding as of November 13, 2013
Common Stock, $0.001 Par Value Per Share			5,572,688

PAYMEON, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

3

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

6

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

27

Item 4.

Mine Safety Disclosure

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$251	$20,711

TOTAL CURRENT ASSETS	251	20,711

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	4,729	11,837

OTHER ASSETS
Deposits	31,407	4,290

TOTAL ASSETS	$36,387	$36,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$219,452	$45,519
Accrued expenses	333,591	230,482
Deferred revenue	—	5,080
Due to related parties	—	4,300
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $385,953 and $163,686, respectively)	479,627	26,814

TOTAL CURRENT LIABILITIES	1,034,670	314,195

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 5,572,688 and 1,099,314 shares issued and outstanding, respectively as of September 30, 2013 and December 31, 2012	5,573	1,099
Additional paid in capital	4,550,981	3,197,828
Accumulated deficit	(5,554,837)	(3,476,284)
TOTAL STOCKHOLDERS'S DEFICIT	(998,283)	(277,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,387	$36,838

See accompanying notes to condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue
Service Revenue, net	$797	$10,092	$9,408	$26,541

OPERATING EXPENSES
Professional fees	32,451	—	108,352	—
Web development and hosting	34,104	—	115,378	—
Impairment on technology and website development	—	—	521,009	—
Payroll and payroll taxes	113,601	137,675	504,678	330,144
Consulting	170,191	9,109	359,585	741,370
Travel and entertainment	8,764	—	20,367	—
General and administrative	21,466	28,281	95,501	173,876
Total Operating Expenses	380,577	175,065	1,724,870	1,245,390

NET LOSS FROM OPERATIONS	(379,780)	(164,973)	(1,715,462)	(1,218,849)

OTHER EXPENSES
Interest expense	185,444	8,314	363,091	14,788
Total other expenses	185,444	8,314	363,091	14,788

Net loss before provision for income taxes	(565,224)	(173,287)	(2,078,553)	(1,233,637)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(565,224)	$(173,287)	$(2,078,553)	$(1,233,637)

Net loss per share - basic and diluted	$(0.10)	$(0.25)	$(0.51)	$(1.86)

Weighted average number of shares outstanding during the period - basic and diluted	5,572,688	685,161	4,049,581	662,440

See accompanying notes to condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,078,553)	$(1,233,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,108	7,107
Impairment of website and technology	521,009	—
Amortization of debt discount	211,014	6,810
Warrants issued for services	332,813	699,472
Common stock issued for services	137,500	28,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	3,000
(Increase) in deposit	(27,117)	—
Increase in accounts payable and accrued expenses	277,042	194,383
(Decrease) / increase in deferred revenue	(5,080)	9,737
Net Cash Used In Operating Activities	(624,264)	(284,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website	(66,976)	—
Net Cash Used in Financing Activities	(66,976)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to / (from) related party	(4,300)	4,300
Sale of common stock	—	25,000
Proceeds from notes payable related party - convertible	675,080	249,000
Net Cash Provided By Financing Activities	670,780	278,300

NET DECREASE IN CASH	(20,460)	(6,328)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,711	6,328

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251	$—

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the nine months ended September 30, 2013, the Company received $675,080 from a related party in exchange for convertible notes payable of $675,080 with the beneficial conversion feature valued at $555,080.

During the nine months ended September 30, 2013 the Company issued common stock with a fair value of $137,500 to a consultant.

See accompanying notes to condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2013 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

On March 16, 2011 PayMeOn, Inc. (formerly known as MMAX Media, Inc.) (“PAYM” or the “Company”) completed its agreement and plan of merger (the “Merger Agreement”) to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of PAYM. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of PAYM common stock, which equals approximately 50.1% of the total shares of PAYM issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition. Hyperlocal is considered the accounting acquirer and the acquiree is PAYM since the members of Hyperlocal obtained voting and management control of PAYM and the transaction has been accounted for as a reverse merger and recapitalization.

Hyperlocal Marketing, LLC was originally organized in the State of Florida on January 22, 2010. The Company has focused its efforts on organizational activities, raising capital, software development and evaluating operational opportunities.

PayMeOn owns and operates products aimed at the location-based marketing industry. PayMeOn develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn (formerly Hyperlocal) has had nominal revenues since its inception. PayMeOn’s mobile application product is designed to offer members  using the application income potential when they allow PayMeOn’s merchant customer information to be included with their mobile recommendations and referrals.

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

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2013, the Company has an accumulated deficit of $5,554,837, a working capital deficiency of $1,034,419, and used cash in operations of $624,264. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less  to be cash equivalents.

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

(C) Fair value measurements and Fair value of Financial Instruments

The Company adopted FASB ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(D) Computer and Equipment and Website Costs

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	September 30, 2013	December 31, 2012

Computer equipment	$6,089	$5,408
Website development	24,775	24,775

Total	30,864	30,183
Accumulated depreciation	(26,135)	(18,346)
Balance	$4,729	$11,837

Depreciation expense for the three and nine months ended September 30, 2013 and 2012 was $2,371, $7,108, $2,369 and $7,107, respectively.

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company (“WCIS”). Under the asset purchase agreement the Company agreed to acquire a proprietary web based technology platform (the “Asset”) developed and owned by WCIS. The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers. The Company intends to incorporate the Asset into its current PayMeOn business. The Company acquired the Asset in consideration of 4,347,826 shares of restricted common stock of the Company valued at $454,033 the historical depreciated basis of the asset acquired. WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company. As such, the Company recorded the Asset at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations  , and therefore will be accounted for as an asset purchase. The effective closing date for this transaction was April 1, 2013.  As of September 30, 2013 the Company impaired the value of the technology acquired as well as $66,976 of additional costs associated with the development of its mobile application.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(E) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. As of September 30, 2013, the Company recorded impairment charges of $521,009 associated with its purchase of technology and website development.

(F) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

(H) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 220,289 and 230,435 shares issuable upon the exercise of options and warrants and 2,508,927 and 140,774 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended September 30, 2013 and 2012, respectively.

(I) Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC Topic  718, Compensation – Stock Compensation. Under FASB ASC Topic. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC Topic 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(J) Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	September 30, 2013	December 31, 2012

Loan Amount	865,580	190,500
Discount	(385,953)	(163,686)
Balance	$479,627	$26,814

On December 21, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of September 30, 2013 and December 31, 2012, the Company accrued interest of $1,309 and $48, respectively.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of September 30, 2013 and December 31, 2012 the Company amortized $60,287 and $871 of the debt discount and accrued interest of $4,220 and $61, respectively.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of September 30, 2013 and December 31, 2012 the Company amortized $65,311 and $943 of the debt discount and accrued interest of $4,572 and $66, respectively.

On January 10, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of September 30, 2013 the Company accrued interest of $2,018.

On January 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $6,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $3,995 and accrued interest of $1,398.

On January 30, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $2,663 and accrued interest of $813.

On February 1, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $1,321 and accrued interest of $462.

On February 20, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $8,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $4,866 and accrued interest of $1,703.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

On February 28, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $26,384 and accrued interest of $1,847.

On March 15, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $21,808 and accrued interest of $1,527.

On March 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $22,808 and accrued interest of $1,597.

On April 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.  The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $18,740 and accrued interest of $1,312.

On April 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $31,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $31,000 for the fair value of the beneficial conversion feature.  As of September 30, 2013 the Company amortized $14,099 and accrued interest of $987.

On April 29, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $16,877 and accrued interest of $1,181.

On May 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $39,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $39,000 for the fair value of the beneficial conversion feature.  As of September 30, 2013 the Company amortized $14,745 and accrued interest of $1,032.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

On May 24, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $24,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $8,482 and accrued interest of $594.

On May 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $13,670 and accrued interest of $936.

On June 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $7,397 and accrued interest of $518.

On June 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $3,986 and accrued interest of $279.

On June 28, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $20,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $5,151 and accrued interest of $361.

On July 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $2,493 and accrued interest of $175.

On July 9, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $18,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $4,093 and accrued interest of $287

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

On July 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $22,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $22,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $4,641 and accrued interest of $325.

On July 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $2,466 and accrued interest of $172.

On July 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $4,178 and accrued interest of $292.

On August 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $1,288 and accrued interest of $90.

On August 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $1,890 and accrued interest of $132.

On August 22, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,795 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,795 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $192 and accrued interest of $11.

On August 30, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $849 and accrued interest of $60.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

On September 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,085 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,085 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $97 and accrued interest of $7.

On September 19, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,700 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $81 and accrued interest of $6.

On September 20, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of September 30, 2013 the Company amortized $68 and accrued interest of $5.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three and nine months ended September 30, 2013 and 2012 the Company recorded a salary expense of $75,000, $225,000, $75,000 and $225,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at September 30, 2013 and December 31, 2012, was $279,706 and $214,494, respectively.

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,333 shares of the Company’s Common Stock and a warrant to purchase 31,884 shares of the Company’s Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,333 shares shall have a cash exercise price of $4.83 per share, and shall expire on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of September 30, 2013, no accounts have been sold and no expense has been recognized.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

Effective May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility is approximately 4,777 square feet and is sufficient for the Company’s current and anticipated operations. The lease is for a term of 39 months at a current cost of approximately $9,900 per month. The lease contains three months of deferred rent that will be forgiven if the Company makes it 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of September 30, 2013 the Company has not been timely on its monthly payments and is default on its deferred rent of $29,700.

NOTE 6 – STOCKHOLDERS DEFICIT

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 3,005 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 3,005 shares of common stock valued at a recent cash offering cost of $29,000 ($9.66 per share). As of September 30, 2013, there were no amounts owed.

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

On June 10, 2013, the Company issued 125,000 shares of common stock valued at $137,500 ($1.10 per share) the fair market value on the date of issuance to a consultant for public relations. In addition the Company agreed to pay the consultant $2,500 per months. The term of the contract is for three months and renews in three months with identical terms unless cancelled by the parties. The Company cancelled the agreement prior to the renewal date.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended September 30, 2013 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2012	223,188	$13.11
Granted	—	—
Exercised	—	—
Expired	(2,899)	$13.11
Balance at September 30, 2013	220,289	$13.11

The Company’s stock price was lower than the weighted average exercise price at September 30, 2013 and December 31, 2012, therefore there is no aggregate intrinsic value of the options and warrants.

On March 24, 2011, the Company granted 7,246 three year warrants having an exercise price of $17.25 per share to a consultant for services. The warrants vest immediately. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 72%, risk free interest rate of .72%, and expected life of 2 years. For the year ended December 31, 2011 the Company expensed $12,322, the fair value.

On July 7, 2011, the Company issued options to purchase 1,449 shares of its common stock to a consultant at an exercise price of $17.94 per share. The options vest immediately. The options expired on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17% and expected life of 1 year. For the year ended December 31, 2011 the Company expensed $15,930 the fair value.

On July 7, 2011, the Company issued options to purchase 1,449 shares of its common stock to an employee at an exercise price of $17.94 per share. The options vest immediately. The options expired on July 7, 2013. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 173%, risk free interest rate of .17%, and expected life of 1 year. For the year ended December 31, 2011 the Company expensed $15,930 the fair value.

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

On February 23, 2012, the Company granted warrants to purchase 2,898 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest. In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

September 30, 2013 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned. For the year ended December 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions: dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of September 30, 2013, the consultant has not reached these milestones.

On February 23, 2012, the Company granted warrants to purchase 33,334 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants begin to vest upon the sale of 6 associated accounts by the consultant and will vest 7 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of September 30, 2013 the consultant has not reached these milestones.

NOTE 8 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three and nine months ended September 30, 2013 and 2012 the Company recorded a salary expense of $75,000, $225,000, $75,000 ad $225,000 respectively including the minimum annual bonus of $50,000. Accrued compensation at September 30, 2013 and December 31, 2012, was $279,706 and $214,494, respectively.

During the year ended December 31, 2012, the Company’s Chief Executive Officer advanced the Company a total of $4,300. The amounts are non –interest bearing and payable on demand. The amounts were repaid as of June 30, 2013.

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of September 30, 2013 the Company has recognized $666 revenue under the proposed licensing agreement.

See Note 4 for Convertible Notes Payable Related Party.

See Note 2D for discussion on Website Development and Related Party.

NOTE 9 – CONCENTRATIONS

For the nine months September 30, 2013 and 2012 there were no customers that exceeded 10% of sales.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,800 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On October 2, 2013 the Company’s Chief Executive Officer advanced the Company a total of $4,500. The amount is non-interest bearing and payable on demand.

On October 7, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On October 17, 2013 the Company’s Chief Executive Officer advanced the Company a total of $2,100. The amounts are non-interest bearing and payable on demand.

On October 18, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,527 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On October 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,676 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On November 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On November 8, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

PAYMEON, INC AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

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

Overview

PayMeOn, Inc. is a Nevada corporation.  Our wholly owned subsidiary, Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), was acquired pursuant to an agreement and plan of merger on March 16, 2011. In accordance with FASB ASC Topic 360-10-45-15, Hyperlocal was considered the accounting acquirer and PayMeOn the accounting acquiree. Hyperlocal was organized in January 2010 and has nominal revenues since its inception.  Our operations are currently conducted principally through our wholly-owned subsidiary, HLM PayMeOn, Inc., a Florida corporation.

Business Overview

We own and operate products aimed at the location-based marketing industry. We develop and market products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals and recommendations, use of SMS short codes and contest management. Effective April 1, 2013, we completed an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 4,347,826 shares of our common stock valued at $454,033.   We determined to purchase this asset because we believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers. From an accounting standpoint, we treated this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification Topic 805 – Business Combination. In addition, because we acquired this asset from a related party, the Company recorded the asset at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of FASB ASC Topic 805 — Business Combinations, and therefore is accounted for as an asset purchase. Voting control of WCIS Media, LLC is held by Vincent L. Celentano. Mr. Celentano also holds voting control of Celentano Consulting Company LLC, a related party. While at September 30, 2013 we impaired the value of the technology acquired, as well as its development costs, the software is currently a basis and platform for our products.

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

Results of Operations

Revenues for the three months ended September 30, 2013, totaled $797 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and direct consumers and from incremental text purchases from subscribers to the mobile text marketing packages. Revenues for the three months ended September 30, 2012, were $10,092 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the three months ended September 30, 2013, totaled $380,577, an increase of $205,512 or 117% from $175,065 for the three months ended September 30, 2012. Operating expenses for the three months ended September 30, 2013 totaled $380,577, and were largely made up of $58,511 non-cash expense primarily related to warrants and common stock issued to certain consultants and service providers in consideration of marketing, business and general consulting services, $32,451 of professional fees and payroll and payroll taxes of $113,601. Operating expenses for the three months ended September 30, 2012, totaled $175,065, were largely made up of $9,109 of non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services, payroll expense of $137,675 and $28,281 of general and administrative.

Revenues for the nine months ended September 30, 2013, totaled $9,408 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and direct consumers and from incremental text purchases from subscribers to the mobile text marketing packages. Revenues for the nine months ended September 30, 2012, were $26,541 and substantially all revenues were derived from Hyperlocal mobile text marketing packages.

Operating expenses for the nine months ended September 30, 2013, totaled $1,724,870, an increase of $479,480 or 39% from $1,245,390 for the nine months ended September 30, 2012. Operating expenses for the nine months ended September 30, 2013 were largely made up of $470,313 non-cash expense primarily related to warrants and common stock issued to certain consultants and service providers in consideration of marketing, business and general consulting services, $108,352 of professional fees and payroll and payroll taxes of $504,678, and an impairment charge of $521,009 related to the WCIS assets and related technology and website development. Operating expenses for the nine months ended September 30, 2012, totaled $1,245,390, were largely made up of $699,472 of non-cash expense primarily related to warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services and payroll expense of $330,194.

Liquidity and Capital Resources

At September 30, 2013, we had $251 of cash. At September 30, 2013 we had working a capital deficit of $1,034,419 and an accumulated deficit of $5,554,837.  Since inception, the Company has incurred net operating losses and used cash in operations. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could continue to delay the Company’s ability to generate significant revenues (and profits) in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. We continue to attempt to fund working capital requirements through third party financing, including private placements of our securities.  We may also investigating and potentially pursue transactions with third parties, including strategic acquisitions and other relationships.  We currently believe we require a minimum of $500,000 to maintain our current operations through 2014. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

During the nine month period ended September 30, 2013, the Company received advances in the aggregate amount of $865,580 and issued a series of unsecured promissory notes in the aggregate principal amount of $865,580 to Celentano Consulting Company, LLC, an affiliate of the Company. Of these advances, $190,500 was received by the Company during fiscal year ended December 31, 2012. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company used the proceeds from the notes for working capital purposes.

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

Subsequent Events

On October 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,800 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On October 2, 2013 the Company’s Chief Executive Officer advanced the Company a total of $4,500. The amount is non-interest bearing and payable on demand.

On October 7, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On October 17, 2013 the Company’s Chief Executive Officer advanced the Company a total of $2,100. The amounts are non-interest bearing and payable on demand.

On October 18, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,527 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On October 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,676 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On November 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

On November 8, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

The Company recognizes revenue from setup fees in accordance with FASB ASC Topic 13, which requires the fees to be deferred and amortized over the term of the agreements. Revenue from the sale of bulk text messages sales and packages are recognized over twelve months. Revenue from monthly membership fees are recorded during the month the membership is earned.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC Topic 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2013 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2013 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report we have sold the securities below without registration under the Securities Act of 1933, as amended. The securities contain legends restricting their transferability absent registration or applicable exemption.

During the three months ended September 30, 2013 in consideration of advances in the gross amount of $131,080, the Company issued a series of unsecured convertible promissory notes in the principal amount of $131,080 to an affiliate of the Company. Consistent with the terms of previously issued notes to the affiliate, each note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, each note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment and other limitations set forth therein.

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

Date: November 14, 2013

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer