Form 10-K
period 2013-12-31
PayMeOn, Inc.
filed 2014-04-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

2400 E. Commercial Boulevard, Suite 612

Fort Lauderdale, FL 33308

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.06 per share). $863,604.26 on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2014 there were 5,572,688 shares outstanding.

PART I

Item 1.

Business.

Overview

PayMeOn, Inc. (formerly MMAX Media, Inc.), a Nevada corporation, is a company organized on May 30, 2006, that owns and operates products aimed at the social, local and mobile marketing industry. We develop and market products that provide merchants, service providers and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management. Our “PayMeOn”, products offer customers the ability to earn social income® through the purchase and referral of products and services through mobile and web interfaces.

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

Revenues for the year ended December 31, 2013, totaled $10,025.  From inception through December 31, 2012, we had revenues of $94,863. At December 31, 2013, we had a cash balance of approximately $3,000, a working capital deficit of approximately $1,284,000 and an accumulated deficit of approximately $5,900,000. Additional losses have occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of our products. These conditions raise substantial doubt about our ability to continue as a going concern.

History

On March 16, 2011 we completed an agreement and plan of merger to acquire Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), pursuant to which Hyperlocal merged with and into HLM Paymeon, Inc., a Florida corporation and wholly owned subsidiary of PayMeOn. Hyperlocal was a development stage Florida company, organized on January 22, 2010. Under the terms of the merger agreement, the Hyperlocal members received approximately 50.1% of the total shares of PayMeOn issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction was treated as a recapitalization and Hyperlocal is considered the accounting acquirer and PayMeOn is considered the accounting acquiree.

Organization

PayMeOn holds a wholly owned interest in HLM Paymeon, Inc., a Florida corporation. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “PAYM”. Our executive offices are located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, Florida 33308. Our telephone number is (800) 991-4534. We own and operate several websites, including www.paymeon.com. The information which appears on these websites is not part of this report.

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

PayMeOn

PayMeOn consumers are able to browse products and services, and most importantly, share them in exchange for cash payments from the web and from our PayMeOn mobile application. PayMeOn operates in the “social income®” space. Social income® is a registered trademark of PayMeOn. We define social income® as income or benefits derived from referring or recommending products or services to people in your network(s). The fundamental driver of the PayMeOn product is the opportunity for users to earn money through their referrals. Many products and services are sold over the Internet today through recommendations or referrals. Social networks have allowed users to connect seamlessly and have become powerful platforms for “friends” to connect, share, and recommend products that are “imbedded” in the networking experience. We believe that users should be paid for their successful referrals. We call these payments social income®. We believe that the ubiquitous adoption of mobile phones has created portable and “real time” social networks that can be monetized.

We believe the success of PayMeOn will depend on (1) the quality and availability of products and service providers in many markets, and (2) the quantity of users of PayMeOn’s products.

We intend on growing our customer base by “leading with the application”. That is, marketing primarily aimed at attracting users to our mobile application. We believe this will be a powerful approach, as these users will be driven more by their desire to earn money (social income) more than anything else. This will lead them to utilize the PayMeOn mobile application when referring or recommending products and services.

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

Distribution of coupons or “daily deals”

Customers of the PayMeOn Merchant Profit Center are able to market coupons or “daily deals” at http://www.paymeon.com or to their own customers directly via email as often as daily(depending on the plan they select), and retain up to 90% of the proceeds.  Unlike most companies in the daily deal space, PayMeOn is able to allow merchants to retain nearly all the proceeds from their sales of coupons or daily deals on the PayMeOn network.

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

The PayMeOn “Ride Along” Product

Using the platform we acquired from WCIS Media, LLC during 2013 as a starting point, we spent additional resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. We completed the first version of our mobile application for use on iPhones during 2013 and it is currently available in the Apple app store. We have shifted the primary focus of the Company to the product, which we refer to as the “ride along” product. The “ride along” product allows users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income.  PayMeOn is compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model.  For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income.  PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the product is substantially unique and are in the process of preparing application for intellectual property protection.

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

Intellectual Property

As mentioned above, the term social income® is a registered trademark of PayMeOn, Inc. We have not applied for any other U.S. trademarks and, except for common law rights, we currently do not hold any other intellectual property rights on the products we have developed. Among many other related domain names, we have secured the following domain names: paymeon.com; paymeon.net; paymeon.tv; paymeon.org; paymeon.biz; paymeon.mobi; paymeon.co; paymeon.tel; paymeon.us; hyperloc.com; Hyperlocalmarketing.net; Hlmllc.com; and Hlmllc.net.

Employees

At December 31, 2013, we had 3 full time employees. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal offices are located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, Florida 33308. We occupy this space under a 3-year lease agreement that commenced on March 25, 2013 at a cost of approximately $10,000 per month. The offices are approximately 4,800 square feet and are sufficient to support our current and anticipated operations. We are currently in default of the lease. See Item 3 below.

Item 3.

Legal Proceedings.

On June 18, 2012, the Company received a letter from the Internal Revenue Service regarding a tax discrepancy for the tax year 2010 (prior to the agreement and plan of merger to acquire Hyperlocal Marketing, LLC). The letter states that the discrepancy could result in a potential increase of Social Security and/or Income Tax of $7,623. As part of the agreement and plan of merger to acquire Hyperlocal Marketing, LLC, the Company received representations and warranties from prior management that all taxes had been paid. The letter has been forwarded to prior management and the Internal Revenue Service has been informed of all relevant representations and warranties. There is no guarantee that prior management will honor its obligations and this amount may remain an obligation of the Company. As of March 31, 2014, prior management has not honored its legal obligations to pay this debt. On March 18, 2013, the Company received an updated letter from the Internal Revenue Service notifying us that the amount of the tax discrepancy for the tax year 2010 could result in a potential increase of Social Security and/or Income Tax of $9,745, including penalties and interest. In the interest of protecting the Company and resolving this matter, current management entered into a repayment plan with the Internal Revenue Service that allows for the Company to repay the amount over time at a rate of $500 per month.   The Company intends to pursue its legal rights against prior management for repayment of this debt plus any legal costs incurred in conjunction with enforcing its rights.

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL, 33308. The letter demanded immediate payment of $41, 937.49 for rent past due rent due as of April 1, 2014. As of April 9, 2014, the Company has not been able to pay its outstanding rent obligation. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company has indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. There is no guarantee that the Company will be able to reach a resolution to this issue. Accordingly, the landlord may file suit to protect its rights under the lease agreement.  As noted in this report, the Company is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

We are not currently subject to any other legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Since our merger with Hyperlocal, our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol PAYM. Quotation commenced during the quarter ended June 2009. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since March 31, 2012, was as reported below, as adjusted for our 69 to 1 reverse stock split effective May 17, 2013. follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2012	$9.66	$3.45
June 30, 2012	$6.21	$2.76
September 30, 2012	$2.76	$0.483
December 31, 2012	$1.275	$0.311
March 31, 2013	$2.48	$0.345
June 30, 2013	$2.40	$1.03
September 30, 2013	$1.06	$0.95
December 31, 2013	$1.00	$0.85
March 31, 2014	$0.85	$0.075

On April 9, 2014, our common stock had a closing price of $0.09.

Holders

As of March 15, 2014, there were approximately 310 security holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, during the fourth quarter of the period covered by this report we sold the securities below without registration under the Securities Act of 1933, as amended, under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The securities were issued with legend restricting their transferability without registration or applicable exemption.

During the fourth quarter of the period covered by this report the Company issued Celentano Consulting Company, LLC a series of unsecured convertible promissory notes in the aggregate principal amount of $94,781 by the Company. The notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends.  In addition, the conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock.

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

Business Overview

During 2013 we spent significant resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. We completed the first version of our mobile application for use on iPhones during 2013 and it is currently available in the Apple app store. We have shifted the primary focus of the Company to the product, which we refer to as the “ride along” product. The “ride along” product allows users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income.  PayMeOn is compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model.  For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income.  PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the product is substantially unique and are in the process of preparing application for intellectual property protection.

While we completed the initial development of the “ride along” product, we have lacked the funds to begin aggressively marketing it to both service providers and the general public. The product’s success will depend on our ability to properly market the product to both and the credibility of the product will depend in large part on our ability to users any social income they earn. Accordingly, without additional funds, we cannot take the product to market. The current version in the Apple app store does not allow for “ride alongs” to be included because without additional funds we will not be able to pay any earned social income.

If we are able to obtain the necessary funds, we will continue to market the products described below in conjunction with our ride along product, including all our products aimed at the location-based marketing industry that include mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, use of SMS short codes and contest management.

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products.

All “PayMeOn”, products are designed to offer customers “social income” potential through purchases and referrals of products and services through its mobile and web interfaces. The PayMeOn product will pay customers that refer products and servicesa ”payout” amounts (social income) for successful referrals (referrals that result in a purchase). “Payout” amounts come from our monetary share of the products and services being offered by our merchant and service provider partners on the PayMeOn platform. Offering “payout” amounts on our deals cause PayMeOn to have an additional expense that our competitors do not have. We manage this competitive disadvantage by striving to keep our overhead costs low. While our competitors invest in large numbers of employees dedicated to securing “deals” to offer their customers, PayMeOn has chosen to allow its partner merchants and service providers to market their own “deals” on products and services that they feel best meet their marketing goals. We believe that we will be able to offer competitive “payout” amounts because of our low internal overhead and because we believe that the cash incentive will result in higher “referral and recommendation” rates among our customers. We believe that PayMeOn marketed products and services will be referred and recommended often because of the potential for cash earnings for members that share them.

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

Distribution of coupons or “daily deals”

Customers of the PayMeOn Merchant Profit Center are able to market coupons or “daily deals” at http://www.paymeon.com  as often as they like (depending on the plan they select), and retain up to 90% of the proceeds. Unlike most companies in the daily deal space, PayMeOn is able to allow merchants to retain nearly all the proceeds from sales of their coupons or daily deals on its network.

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

Results of Operations

Revenues for the year ended December 31, 2013, totaled $10,025 and were principally derived from sales of incremental text purchases from subscribers to the mobile text marketing packages. Revenues for the year ended December 31, 2012, were $32,907 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.

Operating expenses for year ended December 31, 2013, totaled $1,875,750, an increase of $332,875 or 21.5% from $1,542,875 for the year ended December 31, 2012. Operating expenses for the year ended December 31, 2013, were largely made up of a $521,009 non cash expense related to impairment on technology we acquired from WCIS Media LLC in April 2013 and website development, $586,674 of payroll and payroll taxes, and $627,731 of consulting, development and professional fees  Operating expenses for the year ended December 31, 2012, were largely made up of an $815,152 non-cash expense primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services and payroll and payroll taxes of $439,766.

Liquidity and Capital Resources

At December 31, 2013, we had $3,061 of cash. At December 31, 2013 we had working a capital deficit of $1,284,069 and an accumulated deficit of $5,909,470. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2013, the Company had an accumulated deficit of $5,909,470. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. From January 2012 through May 2012 the Company issued a series of secured promissory notes in the aggregate principal amount of $155,000 (the “January Secured Notes”). The January Secured Notes were secured by all of the assets of the Company. On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note and used substantially all of the proceeds from the secured convertible note to satisfy the January Secured Notes, along with outstanding and accrued interest on the January Secured Notes of approximately $9,018.  The note was outstanding on December 31, 2013 and Celentano Consulting Group has agreed in writing to extend the maturity date to December 23, 2014.

Between June 24, 2012 and December 13, 2012 the Company issued 7% unsecured promissory notes in consideration of $264,000. The notes were convertible at the option of the holders into shares of the Company’s common stock at conversion prices ranging from $0.345 per share to $0.759 per share. The Company used the proceeds for working capital purposes. Effective December 20, 2012, the Company issued an aggregate of 408,615 shares of restricted common stock pursuant to the conversion, and in satisfaction of the notes, including accrued interest.

On July 5, 2012, the Company privately sold 32,661 shares of restricted shares of common stock to an accredited investor for gross proceeds of $25,000. The proceeds from the private placement were used for the continued development of Hyperlocal and PayMeOn products and for general working capital purposes. The private placement was conducted by the Company’s president.

In addition, throughout fiscal year 2012 we received unsecured non -interest bearing cash advances from our chief executive officer in the aggregate principal amount of $6,100. The advances were used to satisfy payroll and payroll taxes and other working capital requirements. The advances are payable on demand. Between January 9, 2013 and December 24, 2013, the Company issued 7% unsecured promissory notes to Celentano Consulting Company, LLC in consideration of $769,861. The Company used the proceeds for working capital purposes. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. As December 31, 2013 certain notes were past their maturity date. However, Celentano Consulting Group has agreed in writing to extend the due dates of all notes maturing on or before June 30, 2014 to December 23, 2014.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products, focusing primarily on the evolution of our “ride along” product. During 2013, we completed development of a mobile application for the product that is available for use on iPhones in the Apple app store. We expect that the product will require continuous improvement and upgrade, as is common in the marketplace. Additionally, we hope to develop the application for the Android mobile platform during 2014. Provided we are able to secure additional financing, we intend on commencing the marketing of the “ride along” product in the third quarter of 2014. Our marketing will focus first on selling service providers the ability to be included or “ride along” with other service provider recommendations made using our mobile application by PayMeOn members.

We also expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product and under the PayMeOn Merchant Profit Center name. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and organizations, and on developing partnerships with businesses that have large databases they wish to monetize using our social, local and mobile, PayMeOn platform.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $750,000 to maintain our current operations through 2014. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard did not have a material impact on the Company’s reported results of operations or financial position.

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

As an early stage company, we have not yet generated significant revenues. We have incurred operating losses since its inception and will continue to incur net losses until we can produce sufficient revenues to cover our costs. Our independent auditors have included in their audit report an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern.

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

Edward Cespedes, our only executive officer, also serves as our only director. Our director and executive officer is required to make interested party decisions, such as the approval of related party transactions, his level of his compensation, and oversight of our accounting function. Our director and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. Due to our lack of independent directors, we have not implemented various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

We may be forced to vacate our primary offices.

We are currently in default of our lease for our corporate headquarters.  If we are not able to resolve the matter with our landlord, we may be forced to vacate our offices.  If we are not able to provide our employees with a central place to work, our business may be materially adversely affected.

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

At March 31, 2014, we have outstanding 7% secured and unsecured promissory notes convertible at the option of the holders in the aggregate principal amount of $960,361 convertible at $0.345 per share; the conversion of certain notes limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock. If all the outstanding notes are converted, our issued and outstanding shares would increase significantly. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company.  In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

Our principal shareholders and their affiliates beneficially own and control approximately 84% of our outstanding common stock and as majority shareholders are able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of March 31, 2014, our principal shareholders beneficially own approximately 84% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders also own secured and unsecured promissory notes that are convertible at their option into a material number of shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

Name	Age	Position

Edward Cespedes	48	Director, Chief Executive Officer and Principal Financial Officer

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of the Code of Ethics is posted on our website (www.paymeon.com). A request for a copy can be made in writing to PayMeOn, Inc., 2400 E. Commercial Boulevard, Suite 612, Fort Lauderdale, Florida 33308, Attention: Mr. Edward Cespedes.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at PayMeOn, Inc., 2400 E. Commercial Boulevard, Suite 612, Fort Lauderdale, Florida 33308. Attention: Mr. Edward Cespedes. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2013, except as provided below.

From March 15, 2013, through December 23, 2013 Celentano Consulting Company, LLC, a 10% shareholder of the Company, was issued a series of unsecured convertible promissory notes in the aggregate principal amount of $584,861 by the Company. The notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends and certain limitation on conversion.  In addition, the conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock.  Celentano Consulting Company failed to file Form 4 disclosing the acquisition of derivative securities.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

our principal executive officer or other individual serving in a similar capacity;

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)	All Other Compensation($)	Total ($)

Edward Cespedes	2012	$250,000	$50,000	$—	$—	$300,000	[1]
	2013	$250,000	$50,000	$—	$—	$300,000	[2]

———————

1  Approximately $169,317 of the total has been accrued.

2  Approximately $140,967 has been accrued.

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

2013 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2013 or 2012.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 31, 2014, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL  33308. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 5,572,688 shares of common stock outstanding as of March 31, 2014, together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 31, 2014, for each stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Edward Cespedes (1)	144,721	2.6%
All officers and directors as a group (one person) (1)	144,721	2.6%
Celentano Consulting Company, LLC (2) (3)	597,678	9.9%
WCIS Media, LLC (3)	4,347,827	78.0%
Vincent L. Celentano (2)(3)	4,946,786	81.7%

———————

(1)

Includes shares of our Common Stock held of record by Edward A. Cespedes Revocable Trust dated August 22, 2007, beneficially owned and controlled by Edward A. Cespedes as trustee. The number of shares beneficially owned by Mr. Cespedes excludes 6,322 shares held in trust for the benefit of his children over which he disclaims beneficial ownership.

(2)

Includes 478,261 shares of our Common Stock issuable upon the conversion of secured convertible notes convertible at $0.345 per share in the principal amount of $165,500.  Excludes up to 2,303,945 shares of Common Stock issuable upon conversion of 7% unsecured promissory notes in the aggregate principal amount of $794,861, the conversion of such notes limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding Common Stock.

(3)

The address of WCIS Media, LLC and Celentano Consulting Company, LLC is 7000 West Palmetto Park Road, Suite 201, Boca Raton, FL  33433. Voting control of WCIS Media, LLC and Celentano Consulting Company is held by Vincent L. Celentano.

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

During September 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of December 31, 2013, the Company has recognized approximately $200 of revenue under the proposed licensing agreement.

Throughout fiscal year 2012 and 2013 we received unsecured non -interest bearing cash advances from our chief executive officer.  At December 31, 2013 $6,100 was outstanding. The advances were used to satisfy payroll and payroll taxes and other working capital requirements. The advances are payable on demand.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 with Celentano Consulting Company, LLC, an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note.  As of December 27, 2013, the note was past its maturity date.  However, Celentano Consulting Group has agreed in writing to extend the maturity date of such note to December 23, 2014.

From late 2012 through December 24, 2013, the Company issued a series of unsecured promissory notes in the aggregate principal amount of $794,861 to Celentano Consulting Company, LLC, an affiliate of the Company. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company used the proceeds for working capital purposes. Celentano Consulting Company has notified the Company that it intends to convert these notes into shares of the Company’s common stock in conjunction with, and as soon as practicable, following the closing of the asset purchase. As of April 9, 2014, unsecured promissory notes in principal amounts of approximately $295,000 were past their maturity date.  However, Celentano Consulting Group has agreed in writing to extend the maturity date of all notes due on or before June 30, 2014 to December 23, 2014.  On April 12, 2014, Celentano Consulting Group advanced the Company an additional $20,000.

On February 12, 2013, we entered into an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 4,347,827shares of our common stock. We believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers. The closing of the asset purchase agreement occurred on April 1, 2013.  From an accounting standpoint, we treated this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification 805 – Business Combination. In addition, because we acquired this asset from a related party, under generally accepted accounting principles (GAAP) we recorded the asset on our financial statements at its historic cost.  The asset was subsequently impaired.

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

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Liggett, Vogt & Webb P.A.(formerly known as Webb & Company, P.A.), as well as the fees charged for such services. In its review of non-audit service and its appointment of Liggett, Vogt & Webb P.A., the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Liggett, Vogt & Webb P.A. were approved by the Board, acting as our Audit Committee. The following table shows the fees for the years ended December 31, 2012 and 2013.

	2013	2012
Audit Fees (1)	$36,132	$36,988
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibits

Exhibit Number		Description
2.1		Merger Agreement dated February 17, 2011 (1)
3.1		Articles of Incorporation (2)
3.2		Amendment to Articles of Incorporation (2)
3.3		Amendment to Articles of Incorporation increasing capital stock and blank check preferred (6)
3.4		Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013 (8)
3.5		Restated Bylaws of MMAX Media, Inc. (3)
4.1		Form of Warrant (3)
4.2		Form of Option (3)
10.1		Indemnification Agreement (4)
10.2		Lease Agreement (to be filed)
10.3		Employment Agreement with Edward Cespedes(5)
10.4		Agreement with Adility, Inc. (3)
10.5		Form of Secured Convertible Promissory Note (7)
10.6		Form of General Security Agreement (7)
10.7		Form of Unsecured Promissory Note (9)
10.8		WCIS Asset Purchase Agreement effective April 1, 2013 (10)
14.1		Code of Ethics filed as exhibit to Form 10-K Annual Report for year ended December 31, 2011
21.1		List of subsidiaries of the Company (3)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

(1)

Incorporated by reference to Form 8-K filed March 21, 2011.

(2)

Incorporated by reference to Registration Statement on Form S-1 filed November 4, 2008 (333-155028).

(3)

Incorporated by reference to Registration Statement on Form S-1 (333-177318).

(4)

Incorporated by reference to Form 8-K filed February 18, 2011.

(5)

Incorporated by reference to Form 8-K filed August 15, 2011.

(6)

Incorporated by reference to Form 8-K filed April 3, 2013.

(7)

Incorporated by reference to Form 8-K filed January 3, 2013.

(8)

Incorporated by reference to Form 8-K filed on May 6, 2013.

(9)

Incorporated by reference to Form 8-K filed March 6, 2013.

(10)

Incorporated by reference to Definitive Proxy Statement on Schedule 14A filed on March 19, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2014

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Cespedes	Director	April 15, 2014
Edward Cespedes

INDEX TO FINANCIAL STATEMENTS

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

Paymeon, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Paymeon, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Paymeon, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $2,433,186, a working capital deficiency of $1,284,069, used cash in operations of $722,335 and an accumulated deficit of $5,909,470 at December 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 15, 2014

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$3,061	$20,711

TOTAL CURRENT ASSETS	3,061	20,711

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	2,616	11,837

OTHER ASSETS
Deposits	31,407	4,290

TOTAL ASSETS	$37,084	$36,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$188,021	$45,519
Accrued expenses	422,891	230,482
Deferred revenue	—	5,080
Due to related parties	6,100	4,300
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $292,243 and $163,686, respectively)	668,118	26,814

TOTAL CURRENT LIABILITIES	1,287,130	314,195

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 5,572,688 and 1,099,314 shares issued and outstanding, respectively as of December 31, 2013 and December 31, 2012	5,573	1,099
Additional paid in capital	4,653,851	3,197,828
Accumulated deficit	(5,909,470)	(3,476,284)
TOTAL STOCKHOLDERS'S DEFICIT	(1,250,046)	(277,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,084	$36,838

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

Revenue
Service Revenue, net	$10,025	$32,907

OPERATING EXPENSES
Professional fees	126,493	89,031
Web development and hosting	126,115	28,226
Impairment on technology and website development	521,009	—
Payroll and payroll taxes	586,674	439,766
Consulting	375,123	850,134
Travel and entertainment	22,465	13,740
General and administrative	117,871	121,978
Total Operating Expenses	1,875,750	1,542,875

NET LOSS FROM OPERATIONS	(1,865,725)	(1,509,968)

OTHER EXPENSES
Interest expense	567,461	96,582
Total other expenses	567,461	96,582

Net loss before provision for income taxes	(2,433,186)	(1,606,550)

Provision for Income Taxes	—	—

NET LOSS	$(2,433,186)	$(1,606,550)

Net loss per share - basic and diluted	$(0.55)	$(2.36)

Weighted average number of shares outstanding during the period - basic and diluted	4,433,572	680,756

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2011	—	—	647,051	647	1,813,353	(1,869,734)	(55,734)

Issuance of stock for services	—	—	6,159	6	28,494	—	28,500
Sale of common stock		—	32,661	33	24,967	—	25,000
Warrants and Options issued for services	—	—	—	—	815,152	—	815,152
Beneficial Conversion feature on convertible debt	—	—	—	—	248,700	—	248,700
Conversion of loans to common stock	—		408,615	409	263,592	—	264,001
Conversion of accrued interest to common stock	—		4,828	4	3,570	—	3,574
Net Loss	—	—	—	—	—	(1,606,550)	(1,606,550)

Balance, December 31, 2012	—	—	1,099,314	1,099	3,197,828	(3,476,284)	(277,357)

Beneficial Conversion feature on convertible debt	—	—	—	—	649,860	—	649,860
Issuance of shares for acquisition - related party	—	—	4,347,826	4,348	449,685	—	454,033
Issuance of stock for services	—	—	125,000	125	137,375	—	137,500
Warrants and Options issued for services	—	—	—	—	219,103	—	219,103
Odd lot rounding	—	—	548	1	—	—	1
Net Loss	—	—	—	—	—	(2,433,186)	(2,433,186)

Balance, December 31, 2013	—	$—	5,572,688	$5,573	$4,653,851	$(5,909,470)	$(1,250,046)

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,433,186)	$(1,606,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,221	9,476
Impairment of website and technology	521,009	—
Amortization of debt discount	521,304	85,015
Warrants issued for services	219,103	815,152
Common stock issued for services	137,500	28,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	3,000
(Increase) in deposit	(27,117)	—
Increase in accounts payable and accrued expenses	334,911	190,910
(Decrease) / increase in deferred revenue	(5,080)	5,080
Net Cash Used In Operating Activities	(722,335)	(469,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website	(66,976)	—
Net Cash Used in Financing Activities	(66,976)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	6,600	4,300
Repayments to related party	(4,800)	—
Sale of common stock	—	25,000
Proceeds from notes payable	—	155,000
Repayments of notes payable	—	(155,000)
Proceeds from notes payable related party - convertible	769,861	454,500
Net Cash Provided By Financing Activities	771,661	483,800

NET INCREASE / (DECREASE) IN CASH	(17,650)	14,383

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,711	6,328

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,061	$20,711

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$9,018

During the year ended December 31, 2013, the Company issued 4,347,826 shares of common stock with a fair value of $454,033 to WCIS Media, LLC. in relation to the asset purchase agreement.

During the year ended December 31, 2013, the Company received $769,861 from a related party in exchange for convertible notes payable of $769,861 with the beneficial conversion feature valued at $649,860.

During the year ended December 31, 2012, the Company received $454,500 from a related party in exchange for convertible notes payable of $454,500 with the beneficial conversion feature valued at $284,700.

During the year ended December 31, 2012, a related party converted $264,001 of convertible notes payable into 408,615 shares of common stock and $3,574 of accrued interest into 4,828 shares of common stock.

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

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

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2013, the Company has an accumulated deficit of $5,909,470, a working capital deficiency of $1,284,069 and used cash in operations of $722,335. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

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

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs inurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	December 31,
	2013	2012

Computer equipment	$6,089	$5,408
Website development	24,775	24,775

Total	30,864	30,183
Accumulated depreciation	(28,248)	(18,346)
Balance	$2,616	$11,837

Depreciation expense for the years ended December 31, 2013 and 2012 was $9,221 and $9,476, respectively.

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company (“WCIS”). Under the asset purchase agreement the Company agreed to acquire a proprietary web based technology platform (the “Asset”) developed and owned by WCIS. The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers. The Company intends to incorporate the Asset into its current PayMeOn business. The Company acquired the Asset in consideration of 4,347,826 shares of restricted common stock of the Company valued at $454,033 the historical depreciated basis of the asset acquired. WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company. As such, the Company recorded the Asset at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations, and therefore will be accounted for as an asset purchase. The effective closing date for this transaction was April 1, 2013. As of December 31, 2013 the Company impaired the value of the technology acquired as well as $66,976 of additional costs associated with the development of its mobile application.

(E) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. As of December 31, 2013, the Company recorded impairment charges of $521,009 associated with its purchase of technology and website development.

(F) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

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

(H) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 220,290 and 223,188 shares issuable upon the exercise of options and warrants and 2,783,655 and 552,173 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2013 and 2012, respectively.

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

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	December 31,
	2013	2012
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(915,608)	$(605,304)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	246,794	96,171
Change in valuation allowance	668,814	509,133

Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	December 31,
	2013	2012
Deferred income tax asset:	$836,041	$629,426
Net operating loss carryforwards	910,885	448,687
Valuation allowance	(1,746,926)	(1,078,112)
Deferred income taxes	$—	$––

As of December 31, 2013, the Company has a net operating loss carry forward of approximately $2,420,636 available to offset future taxable income through 2032. This results in deferred tax assets of approximately $1,746,926 as of December 31, 2013. The valuation allowance at December 31, 2013 was approximately $1,746,926. The change in the valuation allowance for the year ended December 31, 2013 was an increase of $668,814. Tax returns for the years ended December 31, 2013, 2012 and 2011 are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation resulting in possible limitations on the future use of these net operating loss carry forwards.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	December 31,
	2013	2012

Loan Amount	960,361	190,500
Discount	(292,243)	(163,686)
Balance	$668,118	$26,814

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On December 21, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2013 and 2012, the Company accrued interest of $1,750 and $48, respectively.  As of December 31, 2013, the notes are past due and in default (See Note 10).

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2013 and 2012 the Company amortized $79,440 and $871 of the debt discount and accrued interest of $5,622 and $61, respectively. As of December 31, 2013, the notes are past due and in default (See Note 10).

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2013 and 2012 the Company amortized $86,060 and $943 of the debt discount and accrued interest of $6,090 and $66, respectively. As of December 31, 2013, the notes are past due and in default (See Note 10).

On January 10, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2013 the Company accrued interest of $2,723. (See Note 10).

On January 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $6,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $5,507 and accrued interest of $1,927. (See Note 10).

On January 30, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $3,671 and accrued interest of $1,166. (See Note 10).

On February 1, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $1,825 and accrued interest of $639. (See Note 10).

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On February 20, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $8,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $6,882 and accrued interest of $2,409. (See Note 10).

On February 28, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $37,726 and accrued interest of $2,641. (See Note 10).

On March 15, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $31,890 and accrued interest of $2,232. (See Note 10).

On March 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $34,151 and accrued interest of $2,391. (See Note 10).

On April 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.  The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $28,822 and accrued interest of $2,018. (See Note 10).

On April 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $31,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $31,000 for the fair value of the beneficial conversion feature.  As of December 31, 2013 the Company amortized $21,912 and accrued interest of $1,534.

On April 29, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $26,959 and accrued interest of $1,887.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On May 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $39,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $39,000 for the fair value of the beneficial conversion feature.  As of December 31, 2013 the Company amortized $24,575 and accrued interest of $1,720.

On May 24, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $24,000 for the fair value of the beneficial conversion feature. As of December 31, the Company amortized $14,532 and accrued interest of $1,017.

On May 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $21,074 and accrued interest of $1,642.

On June 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $13,699 and accrued interest of $959.

On June 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $7,767 and accrued interest of $544.

On June 28, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $20,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $10,192 and accrued interest of $713.

On July 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $5,014 and accrued interest of $351.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On July 9, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $18,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $8,630 and accrued interest of $604.

On July 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $22,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $22,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $10,186 and accrued interest of $713.

On July 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $5,490 and accrued interest of $384.

On July 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $10,479 and accrued interest of $734.

On August 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $3,808 and accrued interest of $267.

On August 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $5,671 and accrued interest of $397.

On August 22, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,795 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,795 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $644 and accrued interest of $42.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On August 30, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $3,370 and accrued interest of $236.

On September 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,085 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,085 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $623 and accrued interest of $44.

On September 19, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,700 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $762 and accrued interest of $53.

On September 20, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $699 and accrued interest of $79.

On October 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,800 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,800 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $698 and accrued interest of $49.

On October 7, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $239 and accrued interest of $17.

On October 18, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,527 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,527 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $381 and accrued interest of $27.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On October 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,676 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $8,676 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $1,593 and accrued interest of $111.

On November 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $1,644 and accrued interest of $115.

On November 8, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $3,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $436 and accrued interest of $30

On November 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $268 and accrued interest of $19.

On November 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,657 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $8,657 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $1,091 and accrued interest of $76.

On December 6, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,500 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $103 and accrued interest of $7.

On December 11, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $32,589 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $32,589 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $1,786 and accrued interest of $125.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On December 23, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $23,032 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $23,032 for the fair value of the beneficial conversion feature. As of December 31, 2013 the Company amortized $442 and accrued interest of $31.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the years ended December 31, 2013 and 2012 the Company recorded a salary expense of $300,000 and $300,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at December 31, 2013 and December 31, 2012, was $329,510 and $214,494, respectively.

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company’s Common Stock and a warrant to purchase 31,884 shares of the Company’s Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,333 shares shall have a cash exercise price of $4.83 per share, and shall expire on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of December 31, 2013, no accounts have been sold and no expense has been recognized.

Effective May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility is approximately 4,777 square feet and is sufficient for the Company’s current and anticipated operations. The lease is for a term of 39 months at a current cost of approximately $9,900 per month. The lease contains three months of deferred rent that will be forgiven if the Company makes it 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of December 31, 2013 the Company has not been timely on its monthly payments and is default on its deferred rent of $29,700. For the years ended December 31, 2013 and 2012, rental expense was $68,609 and 39,392 respectively (See Note 10).

Future minimum lease commitments due for executive officers under non-cancellable operating leases at December 31, 2013 are as follows:

2014	$118,800
2015	118,800
2016	69,300
Total minimum lease payments	$306,900

NOTE 6 – STOCKHOLDERS DEFICIT

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

During January 2011, the Company entered into a two year software development and marketing agreement with a software developer. The agreement requires the developer to develop an application to use the Company’s product in an iPhone application. The agreement requires the application to reach one of the following milestones; 200,000 downloads or 10,000 gift certificate purchases within 60 days of the application becoming available. The developer is entitled to 3% of the gross sales of the gift certificates and the issuance of 3,005 shares of common stock of the Company upon meeting the milestone. In January 2011, the Company amended the agreement to remove the milestones and issued the developer 3,005 shares of common stock valued at a recent cash offering cost of $29,000 ($9.66 per share). As of December 31, 2013, there were no amounts owed.

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

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company (“WCIS”). Under the asset purchase agreement the Company has agreed to acquire a proprietary web based technology platform (the “Asset”) developed and owned by WCIS. The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers. The Company has incorporated the Asset into its current PayMeOn business. The Company acquired the Asset in consideration of 4,347,826 shares of restricted common stock of the Company valued at $454,033 the historical depreciated basis of the asset acquired. WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company. As such, the Company recorded at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations, and therefore was accounted for as an asset purchase. The effective closing date for this transaction is April 1, 2013.

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

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended December 31, 2013 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2012	223,188	$13.11
Granted	—	—
Exercised	—	—
Expired	(2,898)	$17.94
Balance at December 31, 2013	220,290	$13.11

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

The following table summarizes information about options and warrants for the Company as of December 31, 2013 and 2012:

	2013 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$4.83 - $10.35	36,232	1.15	$4.83	268	$4.83
$10.36 - $17.25	184,058	1.20	$14.89	130,435	$14.89

	2012 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$4.83 - $10.35	36,232	2.15	$4.83	268	$4.83
$10.36 - $17.25	186,957	2.02	$15.18	39,130	$12.42

The Company’s stock price was lower than the weighted average exercise price at December 31, 2013 and December 31, 2012, therefore there is no aggregate intrinsic value of the options and warrants.

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

On February 23, 2012, the Company granted warrants to purchase 2,898 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest. In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of December 31, 2013 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair market value of these securities over the period in which the performance commitment is earned. For the year ended December 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions: dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of December 31, 2013, the consultant has not reached these milestones.

PAYMEON, INC. AND SUBSIDIARIES

(Formerly Known as MMAX MEDIA, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

On February 23, 2012, the Company granted warrants to purchase 33,334 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants begin to vest upon the sale of 6 associated accounts by the consultant and will vest 7 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of December 31, 2013 the consultant has not reached these milestones.

NOTE 8 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the years ended December 31, 2013 and 2012 the Company recorded a salary expense of $300,000 and $300,000 respectively including the minimum annual bonus of $50,000. Accrued compensation at December 31, 2013 and December 31, 2012, was $329,510 and $214,494, respectively.

During the year ended December 31, 2012, the Company’s Chief Executive Officer advanced the Company a total of $4,300. The amounts are non –interest bearing and payable on demand. The amounts were repaid as of June 30, 2013. During the year ended December 31, 2013 the Company’s Chief Executive Officer advanced the Company a total of $6,600. The amounts are non –interest bearing and payable on demand. During the year ended December 31, 2013 $500 was repaid. As of December 31, 2013, and 2012 the Company owed the Chief Executive Officer a total of $6,100 and $4,300 respectively

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of December 31, 2013 and 2012 the Company has recognized $717 and $177, respectively revenue under the proposed licensing agreement.

See Note 4 for Convertible Notes Payable Related Party.

See Note 2D for discussion on Website Development and Related Party.

NOTE 9 – CONCENTRATIONS

For the years ended December 31, 2013 and 2012 there were no customers that exceeded 10% of sales.

NOTE 10 – SUBSEQUENT EVENTS

As of December 31, 2013, the Company was in default on $190,500 of convertible notes payable.  During the period January 1, 2014 through April 12, 2014, the Company defaulted on additional convertible notes payable of $310,000. As of April 14, 2014, the note holder agreed to extend the notes through December 23, 2014 (See Note 4).

On March 31, 2014, the company received a “notice of default” from legal counsel representing the landlord for our office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. As of April 14, 2014, the company has not been able to pay its outstanding rent obligation and has been trying to cure the default with the landlord.

During April 2014, the Company received an aggregate of $93,570 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These loans bear interest at 7% and are due one year from issuance of the respective note. The loans are convertible into shares of common stock at various prices ranging from $0.10 to $0.345 per share, subject to adjustment and certain limitations on conversion.