Form 10-Q
period 2014-03-31
PayMeOn, Inc.
filed 2014-05-20
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-53574

———————

PayMeOn, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	20-4959207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1040 Seminole Drive, #763, Fort Lauderdale, Florida  33304

(Address of Principal Executive Office) (Zip Code)

(800) 991-4534

(Registrant’s telephone number, including area code)

2400 E. Commercial Blvd., Suite 612, Ft. Lauderdale, Florida 33308

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 18, 2014
Common Stock, $0.001 Par Value Per Share	5,572,688

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,149	$3,061

TOTAL CURRENT ASSETS	1,149	3,061

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	2,311	2,616

OTHER ASSETS
Deposits	—	31,407

TOTAL ASSETS	$3,460	$37,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$213,259	$188,021
Accrued expenses	782,443	422,891
Due to related parties	—	6,100
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $141,984 and $292,243, respectively)	892,508	668,118

TOTAL CURRENT LIABILITIES	1,890,210	1,287,130

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 5,572,688 and 5,572,688 shares issued and outstanding, respectively as of March 31, 2014 and December 31, 2013	5,573	5,573
Additional paid in capital	4,663,732	4,653,851
Accumulated deficit	(6,556,055)	(5,909,470)
TOTAL STOCKHOLDERS'S DEFICIT	(1,886,750)	(1,250,046)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,460	$37,084

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

Revenue
Service Revenue, net	$2,448	$5,885

OPERATING EXPENSES
Professional fees	6,351	46,940
Web development and hosting	11,247	9,002
Payroll and payroll taxes	79,847	206,694
Consulting	8,088	76,251
Travel and entertainment	3,305	7,185
General and administrative	370,877	35,839
Total Operating Expenses	479,715	381,911

NET LOSS FROM OPERATIONS	(477,267)	(376,026)

OTHER EXPENSES
Interest expense	169,318	54,747
Total other expenses	169,318	54,747

Net loss before provision for income taxes	(646,585)	(430,773)

Provision for Income Taxes	—	—

NET LOSS	$(646,585)	$(430,773)

Net loss per share - basic and diluted	$(0.12)	$(0.39)

Weighted average number of shares outstanding during the period - basic and diluted	5,572,688	1,099,314

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(646,585)	$(430,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	305	2,369
Amortization of debt discount	152,052	49,447
Warrants issued for services	8,088	76,251
Changes in operating assets and liabilities:
Decrease in deposit	31,407	—
Increase in accounts payable and accrued expenses	384,790	52,596
Decrease in deferred revenue	—	(3,767)
Net Cash Used In Operating Activities	(69,943)	(253,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(6,100)	—
Proceeds from notes payable related party - convertible	74,131	270,000
Net Cash Provided By Financing Activities	68,031	270,000

NET (DECREASE) / INCREASE IN CASH	(1,912)	16,123

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,061	20,711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,149	$36,834

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2014 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2014, the Company has an accumulated deficit of $6,556,055, a working capital deficiency of $1,889,061 and used cash in operations of $69,943. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	March 31, 2014	December 31, 2013

Computer equipment	$6,089	$6,089
Website development	24,775	24,775

Total	30,864	30,864
Accumulated depreciation	(28,553)	(28,248)
Balance	$2,311	$2,616

Depreciation expense for the three months ended March 31, 2014 and 2013 was $305 and $2,369 respectively.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

(H) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 213,044 and 230,435 shares issuable upon the exercise of options and warrants and 3,316,328 and 1,334,783 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended March 31, 2014 and 2013, respectively.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	March 31, 2014	December 31, 2013

Loan Amount	$1,034,492	$960,361
Discount	(141,984)	(292,243)
Balance	$892,508	$668,118

On December 21, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 and December 31, 2013, the Company accrued interest of $2,182 and $1,750, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $79,440 and $79,440 of the debt discount and accrued interest of $6,993 and $5,622, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $86,060 and $86,060 of the debt discount and accrued interest of $7,576 and $6,090, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On January 10, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 and December 31, 2013 the Company accrued interest of $3,414 and $2,723, respectively. As of March 31, 2014, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On January 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $6,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $6,000 and $5,507 and accrued interest of $2,445 and $1,927, respectively. As of March 31, 2014, the note is past due and in default. As of April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On January 30, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $4,000 and $3,671 and accrued interest of $1,511 and $1,166 respectively As of March 31, 2014, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On February 1, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $2,000 and $1,825 and accrued interest of $811 and $639, respectively As of March 31, 2014, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On February 20, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $8,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $8,000 and $6,882 and accrued interest of $3,099 and $2,409, respectively. As of March 31, 2014, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On February 28, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $45,000 and $37,726 and accrued interest of $3,418 and $2,641, respectively. As of March 31, 2014, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On March 15, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $40,000 and $31,890 and accrued interest of $2,923 and $2,232, respectively. As of March 31, 2014, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On March 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $45,000 and $34,151 and accrued interest of $3,167 and $2,391, respectively.  As of March 31, 2014, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

 On April 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment.  The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $38,685 and $28,822 and accrued interest of $2,708 and $2,018, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On April 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $31,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $31,000 for the fair value of the beneficial conversion feature.  As of March 31, 2014 and December 31, 2013 the Company amortized $29,556 and $21,912 and accrued interest of $2,069 and $1,534, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On April 29, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $36,822 and $26,959 and accrued interest of $2,578 and $1,887, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On May 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $39,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $39,000 for the fair value of the beneficial conversion feature.  As of March 31, 2014 and December 31, 2013 the Company amortized $34,192 and $24,575 and accrued interest of $2,393 and $1,720 respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. As of April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On May 24, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $24,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, the Company amortized $20,449 and $14,532 and accrued interest of $1,431and $1,017, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On May 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $30,937 and $21,074 and accrued interest of $2,332 and $1,642, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On June 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $19,863 and $13,699 and accrued interest of $1,390 and $959, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On June 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $11,466 and $7,767 and accrued interest of $803 and $544, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On June 28, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $20,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $15,123 and $10,192 and accrued interest of $1,058 and $713, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On July 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $7,479 and $5,014 and accrued interest of $524 and $351, respectively.

On July 9, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $18,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $13,068 and $8,630 and accrued interest of $915 and $604, respectively.

On July 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $22,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $22,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $15,611 and $10,186 and accrued interest of $1,093 and $713, respectively.

On July 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $8,450 and $5,490 and accrued interest of $592 and $384, respectively.

On July 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $16,644 and $10,479 and accrued interest of $1,165 and $734, respectively.

On August 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $6,274 and $3,808 and accrued interest of $439 and$267, respectively.

On August 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $9,370 and $5,671 and accrued interest of $656 and $397, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On August 22, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,795 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,795 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $1,087 and $644 and accrued interest of $73 and $42, respectively.

On August 30, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $5,836 and $3,370 and accrued interest of $408 and $236, respectively.

On September 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,085 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,085 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $1,137 and $623 and accrued interest of $80 and $44, respectively.

On September 19, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,700 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $1,428 and $762 and accrued interest of $100 and $53, respectively.

On September 20, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $1,315 and $699 and accrued interest of $92 and $79, respectively.

On October 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,800 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,800 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $1,388 and $698 and accrued interest of $97 and $49, respectively.

On October 7, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $485 and $239 and accrued interest of $34 and $17, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On October 18, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,527 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,527 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $757 and $381 and accrued interest of $53 and $27, respectively.

On October 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,676 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $8,676 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $3,732 and $1,593 and accrued interest of $261 and $111, respectively.

On November 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $4,110 and $1,644 and accrued interest of $288 and $115, respectively.

On November 8, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $3,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $1,175 and $436 and accrued interest of $82 and $30, respectively.

On November 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $762 and $268 and accrued interest of $53 and $19, respectively.

On November 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,657 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $8,657 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $3,226 and $1,091 and accrued interest of $226 and $76, respectively.

On December 6, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,500 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $473 and $103 and accrued interest of $33 and $7, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On December 11, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $32,589 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $32,589 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $9,821 and $1,786 and accrued interest of $687 and $125, respectively.

On December 23, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $23,032 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $23,032 for the fair value of the beneficial conversion feature. As of March 31, 2014 and December 31, 2013 the Company amortized $6,121 and $442 and accrued interest of $482 and $31, respectively.

On January 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $561 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $561 for the fair value of the beneficial conversion feature. As of March 31, 2014 the Company amortized $135 and accrued interest of $10.

On January 3, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,370 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,370 for the fair value of the beneficial conversion feature. As of March 31, 2014 the Company amortized $327 and accrued interest of $23.

On January 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $153.

On January 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,200 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.250 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $17.

On January 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.231 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $121.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

On January 31, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $113.

On February 14, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $88.

On February 21, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $73.

On February 24, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $34.

On March 3, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $53.

On March 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.12 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2014 the Company accrued interest of $5.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three months ended March 31, 2014 and 2013 the Company recorded a salary expense of $75,000 and $75,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at March 31, 2014 and December 31, 2013, was $368,730 and $329,510, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company’s Common Stock and a warrant to purchase 31,884 shares of the Company’s Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company’s option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, and shall expire on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor’s departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor’s departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of March 31, 2014, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a “notice of default” from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. In accordance with terms of the lease, management may be responsible for lease payments owed during the remaining term of the lease and has accrued an additional $304,000 for the remaining lease payments in accrued expenses.

NOTE 6 – STOCKHOLDERS DEFICIT

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

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended March 31, 2014 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2013	220,290	$13.11
Granted	—	—
Exercised	—	—
Expired	(7,246)	17.25
Balance at March 31, 2014	213,044	$12.82

The Company’s stock price was lower than the weighted average exercise price at March 31, 2014 and 2013, therefore there is no aggregate intrinsic value of the options and warrants.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

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

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of March 31, 2014, the consultant has not reached these milestones.

On February 23, 2012, the Company granted warrants to purchase 33,334 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants begin to vest upon the sale of 6 associated accounts by the consultant and will vest 7 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of March 31, 2014, the consultant has not reached these milestones.

NOTE 8 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three months ended March 31, 2014 and 2013 the Company recorded a salary expense of $75,000 and $75,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at March 31, 2014 and December 31, 2013, was $368,730 and $329,510, respectively.

During the year ended December 31, 2013 the Company’s Chief Executive Officer advanced the Company a total of $6,600. The amounts are non –interest bearing and payable on demand. During the year ended December 31, 2013 $500 was repaid. During the three months ended March 31, 2014 $6,100 was repaid. As of March 31, 2014 and December 31, 2013, the Company owed the Chief Executive Officer a total of $0 and $6,100 respectively

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of March 31, 2014 and 2013 the Company has recognized $0 and $420, respectively revenue under the proposed licensing agreement.

See Note 4 for Convertible Notes Payable Related Party.

See Note 2D for discussion on Website Development and Related Party.

NOTE 9 – CONCENTRATIONS

For the three months ended March 31, 2014 and 2013, there were no customers that exceeded 10% of sales.

NOTE 10 – SUBSEQUENT EVENTS

On April 16, 2014, the Company granted 167,181 non-qualified stock options exercisable at $0.10 per share to a consultant for consulting services. The option shall vest and become exercisable immediately at the time of grant and shall expire 3 years from the date of grant.

On April 24, 2014, the Company entered into a non-binding letter of intent to acquire REI Marketing, LLC, a private marketing company located in Boca Raton, Florida, in exchange for 3,600,000 shares of the Company’s common stock.  The transaction is subject to a number of closing conditions, including completion of final, definitive documentation.  Our chief executive officer is a member of REI Marketing, LLC.

On April 28, 2014, the Company entered into a non-binding letter of intent to acquire a 19.4% stake in Prodeco Technologies, LLC, from A Better Bike, LLC and Ebike, LLC. A Better Bike, LLC and Ebike, LLC are members of Prodeco Technologies, LLC.  A Better Bike, LLC is owned by the Company’s major individual shareholder. The Company will issue up to 2,941,176 shares of the Company’s common stock in exchange for the membership interests. Prodeco Technologies is a private manufacturer of electric bicycles under the brand “Prodeco” with manufacturing facilities located in Oakland Park, Florida.  The transaction is subject to a number of closing conditions, including completion of final, definitive documentation.

During April and May 2014, the Company received an aggregate of $54,000 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These loans bear interest at 7% and are due one year from issuance of the respective note. The loans are convertible into shares of common stock at $0.12 per share, subject to adjustment and certain limitations on conversion.

On May 15, 2014, the Company was in default under an operating lease and returned the office space to the landlord (See Note 5).

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

During 2013 and through March 31, 2014, we spent significant resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. We completed the first version of our mobile application for use on iPhones during 2013 and it is currently available in the Apple app store. We have shifted the primary focus of the Company to the product, which we refer to as the “ride along” product. The “ride along” product allows users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income. PayMeOn is compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model. For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income. PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the product is substantially unique and are in the process of preparing application for intellectual property protection.

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

Results of Operations

Revenues for the three months ended March 31, 2014, totaled $2,448 and were principally derived from sales of incremental text purchases from subscribers to the mobile text marketing packages. Revenues for the three months ended March 31, 2013, were $5,885 and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.

Operating expenses for three months ended March 31, 2014, totaled $479,715, an increase of $97,804 or 20% from $381,911 for the three months ended March 31, 2013. The increase in operating expenses for the three months ended March 31, 2014 was due to general and administrative (G&A) expenses of $370,877, an increase of $335,038, from $35,839 during the three months ended March 31, 2013. The increase in G&A was a result of the Company’s default under its lease agreement for its executive offices during March 2014, as management accrued an expense of $304,000 for the remaining lease payments. The G&A increase was partially offset by a $126,847 decrease in payroll and payroll taxes for the three month period ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in payroll and payroll taxes was a result of decrease workforce. In addition there was approximately $40,000 decrease in professional fees during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The fees in 2013 were related to professional costs associated with an asset acquisition and reverse stock split and name change completed during 2013. Furthermore, consulting expenses decreased by approximately $68,160 during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The consulting expenses during 2013 were largely made up of non-cash expenses primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services.

Liquidity and Capital Resources

At March 31, 2014, we had $1,149 of cash. At March 31, 2014, we had working a capital deficit of $1,889,061. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2014, the Company had an accumulated deficit of $6,556,055. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible not may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. Celentano Consulting Group has agreed in writing to extend the maturity date to December 23, 2014.

Between December 21, 2012 and March 31, 2014, the Company issued 7% unsecured promissory notes to Celentano Consulting Company, LLC in consideration of advances of approximately $869,000. The Company used the proceeds for working capital purposes. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at conversion prices ranging from $0.10 to $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. As March 31, 2014, certain notes were past their maturity date. However, Celentano Consulting Group has agreed in writing to extend the due dates of all notes maturing on or before June 30, 2014 to December 23, 2014.

During April and May 2014, the Company received an aggregate of $54,000 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These loans bear interest at 7% and are due one year from issuance of the respective note. The loans are convertible into shares of common stock at $0.12 per share, subject to adjustment and certain limitations on conversion.

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

On April 24, 2014, the Company entered into a non-binding letter of intent to acquire REI Marketing, LLC, a private marketing company located in Boca Raton, Florida, in exchange for 3,600,000 shares of PayMeOn, Inc. common stock. The transaction is subject to a number of closing conditions, including completion of final, definitive documentation. Our chief executive officer is a member of REI Marketing, LLC.

On April 28, 2014, the Company entered into a non-binding letter of intent to acquire a 19.4% stake in Prodeco Technologies, LLC, from A Better Bike, LLC and Ebike, LLC. A Better Bike, LLC and Ebike, LLC are members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, PayMeOn’s largest individual shareholder. The Company will issue up to 2,941,176 shares of PayMeOn, Inc. common stock in exchange for the membership interests. Prodeco Technologies is a private manufacturer of electric bicycles under the brand “Prodeco” with manufacturing facilities located in Oakland Park, Florida. The transaction is subject to a number of closing conditions, including completion of final, definitive documentation.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2014 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2014 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

PART II.–OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System, the landlord for the Company’s office space, alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL, 33308. The letter demanded immediate payment of $41,937.49 for rent past due rent due as of April 1, 2014. In addition, there is approximately $304,000 in remaining lease payments under the terms of the lease. On April 14, 2014, the landlord filed a complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for eviction and damages. The landlord currently holds security deposits from the Company in the amount of $31,407. On May 15, 2014 the Company vacated the facilities. As noted in this report, the Company is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report we have sold the securities below without registration under the Securities Act of 1933, as amended. The securities contain legends restricting their transferability absent registration or applicable exemption.

During the three months ended March 31, 2014, in consideration of advances in the gross amount of $74,131 the Company issued a series of unsecured convertible promissory notes in the principal amount of $74,131 to an affiliate of the Company. Consistent with the terms of previously issued notes to the affiliate, each note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, each note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion prices ranging from $0.10 to $0.345 per share, subject to adjustment and other limitations set forth therein.

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

Date: May 20, 2014

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer