Form 10-Q
period 2014-06-30
PayMeOn, Inc.
filed 2014-08-19
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 18, 2014
Common Stock, $0.001 Par Value Per Share	11,408,105

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$7,235	$3,061

TOTAL CURRENT ASSETS	7,235	3,061

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	2,006	2,616

OTHER ASSETS
Deposits	—	31,407

TOTAL ASSETS	$9,241	$37,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$225,502	$188,021
Accrued expenses	862,436	422,891
Due to related parties	—	6,100
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $95,894 and $292,243, respectively)	1,011,968	668,118

TOTAL CURRENT LIABILITIES	2,101,906	1,287,130

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 5,572,688 and 5,572,688 shares issued and outstanding, respectively as of June 30, 2014 and December 31, 2013	5,573	5,573
Additional paid in capital	4,731,685	4,653,851
Accumulated deficit	(6,829,923)	(5,909,470)
TOTAL STOCKHOLDERS' DEFICIT	(2,092,665)	(1,250,046)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,241	$37,084

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue
Service Revenue, net	$592	$2,726	$3,040	$8,611

OPERATING EXPENSES
Professional fees	45,668	28,961	52,019	75,901
Web development and hosting	2,457	72,272	13,704	81,274
Impairment on technology and website development	—	521,009	—	521,009
Payroll and payroll taxes	81,074	184,383	160,921	391,077
Consulting	17,455	113,143	25,543	189,394
Travel and entertainment	1,044	4,418	4,349	11,603
General and administrative	10,840	38,196	381,717	74,035
Total Operating Expenses	158,538	962,382	638,253	1,344,293

NET LOSS FROM OPERATIONS	(157,946)	(959,656)	(635,213)	(1,335,682)

OTHER EXPENSES
Interest expense	115,922	122,900	285,240	177,647
Total other expenses	115,922	122,900	285,240	177,647

Net loss before provision for income taxes	(273,868)	(1,082,556)	(920,453)	(1,513,329)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(273,868)	$(1,082,556)	$(920,453)	$(1,513,329)

Net loss per share - basic and diluted	$(0.05)	$(0.20)	$(0.17)	$(0.46)

Weighted average number of shares outstanding during the period - basic and diluted	5,572,688	5,472,269	5,572,688	3,275,463

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(920,453)	$(1,513,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	610	4,737
Impairment of website and technology	—	521,009
Amortization of debt discount	248,639	161,889
Warrants issued for services	25,543	152,503
Common stock issued for services	—	29,891
Changes in operating assets and liabilities:
Decrease in deposit	31,407	(27,117)
Increase in accounts payable and accrued expenses	477,026	207,479
Decrease in deferred revenue	—	(5,080)
Net Cash Used In Operating Activities	(137,228)	(468,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website	—	(66,295)
Purchase of fixed assets	—	(681)
Net Cash Used in Financing Activities	—	(66,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(6,100)	(4,300)
Proceeds from notes payable related party - convertible	147,502	544,000
Net Cash Provided By Financing Activities	141,402	539,700

NET INCREASE IN CASH	4,174	4,706

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,061	20,711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,235	$25,417

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the six months ended June 30, 2014, the Company received $147,502 from a related party in exchange for convertible notes payable of $147,502 with the beneficial conversion feature valued at $54,222.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2014 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

On March 16, 2011 PayMeOn, Inc. (formerly known as MMAX Media, Inc.) ("PAYM" or the "Company") completed its agreement and plan of merger (the "Merger Agreement") to acquire Hyperlocal Marketing, LLC, a Florida limited liability company ("Hyperlocal"), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of PAYM. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of PAYM common stock, which equals approximately 50.1% of the total shares of PAYM issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition. Hyperlocal is considered the accounting acquirer and the acquiree is PAYM since the members of Hyperlocal obtained voting and management control of PAYM and the transaction has been accounted for as a reverse merger and recapitalization.

Hyperlocal Marketing, LLC was originally organized in the State of Florida on January 22, 2010. The Company has focused its efforts on organizational activities, raising capital, software development and evaluating operational opportunities.

PayMeOn owns and operates products aimed at the location-based marketing industry. PayMeOn develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn (formerly Hyperlocal) has had nominal revenues since its inception. PayMeOn's mobile application product is designed to offer members using the application income potential when they allow PayMeOn's merchant customer information to be included with their mobile recommendations and referrals.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2014, the Company has an accumulated deficit of $6,829,923, a working capital deficiency of $2,094,671 and used cash in operations of $137,228 for the six months ended June 30, 2014. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The Company has adopted the provisions of ASC 350-50-15, "Accounting for Web Site Development Costs." Costs inurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	June 30, 2014	December 31, 2013

Computer equipment	$6,089	$6,089
Website development	24,775	24,775

Total	30,864	30,864
Accumulated depreciation	(28,858)	(28,248)
Balance	$2,006	$2,616

Depreciation expense for the three and six months ended June 30, 2014 and 2013 was $305, $610, $2,338 and $4,737 respectively.

On February 12, 2013, the Company entered into an asset purchase agreement with WCIS Media, LLC, a Florida limited liability company ("WCIS"). Under the asset purchase agreement the Company agreed to acquire a proprietary web based technology platform (the "Asset") developed and owned by WCIS. The Asset is designed for: (1) lead generation tracking and reporting; (2) merchant categorization and sub categorization; (3) consumer tracking and qualification; (4) merchant bidding capabilities; and (5) offline tracking and service, including live transfer capabilities for consumers. The Company intends to incorporate the Asset into its current PayMeOn business. The Company acquired the Asset in consideration of 4,347,826 shares of restricted common stock of the Company valued at $454,033 the historical depreciated basis of the asset acquired. WCIS is an entity controlled by Vincent Celentano, a principal of WCIS Media, LLC and an affiliated shareholder of the Company. As such, the Company recorded the Asset at its historical cost. Furthermore, this transaction did not meet the criteria of a business combination within the guidelines of ASC 805 — Business Combinations , and therefore will be accounted for as an asset purchase. The effective closing date for this transaction was April 1, 2013. As of December 31, 2013 the Company impaired the value of the technology acquired as well as $66,976 of additional costs associated with the development of its mobile application.

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

(F) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

(H) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 380,225 and 215,942 shares issuable upon the exercise of options and warrants and 3,924,754 and 1,774,744 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended June 30, 2014 and 2013, respectively.

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

(J) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

NOTE 4 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	June 30, 2014	December 31, 2013

Loan Amount	$1,107,862	$960,361
Discount	(95,894)	(292,243)
Balance	$1,011,968	$668,118

On December 21, 2012, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 and December 31, 2013, the Company accrued interest of $2,666 and $1,750, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $79,440 and $79,440 of the debt discount and accrued interest of $8,380 and $5,622, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $86,060 and $86,060 of the debt discount and accrued interest of $9,077 and $6,090, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On January 10, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 and December 31, 2013 the Company accrued interest of $4,111 and $2,723, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On January 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $6,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $6,000 and $5,507 and accrued interest of $2,974 and $1,927, respectively. As of April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On January 30, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $4,000 and $3,671 and accrued interest of $1,979 and $1,166 respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On February 1, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $2,000 and $1,825 and accrued interest of $986 and $639, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On February 20, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $8,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $8,000 and $6,882 and accrued interest of $3,797 and $2,409, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On February 28, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $45,000 and $37,726 and accrued interest of $4,203 and $2,641, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On March 15, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $40,000 and $31,890 and accrued interest of $3,620 and $2,232, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On March 29, 2013, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $45,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $45,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $45,000 and $34,151 and accrued interest of $3,953 and $2,391, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On April 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $40,000 and $28,822 and accrued interest of $3,406 and $2,018, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On April 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $31,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $31,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $31,000 and $21,912 and accrued interest of $2,610 and $1,534, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On April 29, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $40,000 and $26,959 and accrued interest of $3,275 and $1,887, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On May 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $39,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $39,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $39,000 and $24,575 and accrued interest of $3,082 and $1,720 respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. As of April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On May 24, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $24,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, the Company amortized $24,000 and $14,532 and accrued interest of $1,850 and $1,017, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On May 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $40,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $40,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $40,000 and $21,074 and accrued interest of $3,030 and $1,642, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On June 14, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $25,000 and $13,699 and accrued interest of $1,827 and $959, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On June 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $15,000 and $7,767 and accrued interest of $1,065 and $544, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On June 28, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $20,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $20,000 and $10,192 and accrued interest of $1,407 and $713, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On July 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $9,973 and $5,014 and accrued interest of $698 and $351, respectively. As of June 30, 2014 the note are was past due and in default. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On July 9, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $18,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $17,556 and $8,630 and accrued interest of $1,229 and $604, respectively. As of June 30, 2014 the note are was past due and in default. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On July 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $22,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $22,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $21,096 and $10,186 and accrued interest of $1,477 and $713, respectively. As of June 30, 2014 the note are was past due and in default. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On July 17, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $11,441 and $5,490 and accrued interest of $801 and $384, respectively. As of June 30, 2014 the note are was past due and in default. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On July 31, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $25,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $25,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $22,876 and $10,479 and accrued interest of $1,602 and $734, respectively. As of June 30, 2014 the note are was past due and in default. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On August 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 the note are was past due and in default. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On August 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $15,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $13,109 and $5,671 and accrued interest of $918 and $397, respectively. As of June 30, 2014 the note are was past due and in default. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On August 22, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,795 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,795 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $1,534 and $644 and accrued interest of $107 and $42, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On August 30, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $8,329 and $3,370 and accrued interest of $583 and $236, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On September 13, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,085 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,085 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $1,657 and $623 and accrued interest of $116 and $44, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On September 19, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,700 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $2,101 and $762 and accrued interest of $147 and $53, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On September 20, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $1,939 and $699 and accrued interest of $136 and $79, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On October 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,800 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,800 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $2,086 and $698 and accrued interest of $146 and $49, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On October 7, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $729 and $239 and accrued interest of $51 and $17, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On October 18, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,527 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,527 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $1,067 and $381 and accrued interest of $75 and $27, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On October 25, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,676 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $8,676 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $5,895 and $1,593 and accrued interest of $412 and $111, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On November 1, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $6,603 and $1,644 and accrued interest of $462 and $115, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On November 8, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $3,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $1,924 and $436 and accrued interest of $134 and $30, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On November 12, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $1,260 and $268 and accrued interest of $88 and $19, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On November 15, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,657 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $8,657 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $5,384 and $1,091 and accrued interest of $377 and $76, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On December 6, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,500 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $847 and $103 and accrued interest of $59 and $7, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On December 11, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $32,589 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $32,589 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $17,947 and $1,786 and accrued interest of $1,256 and $125, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On December 23, 2013 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $23,032 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $23,032 for the fair value of the beneficial conversion feature. As of June 30, 2014 and December 31, 2013 the Company amortized $11,926 and $442 and accrued interest of $834 and $31, respectively. On July 18, 2014, the note holder converted the aggregate principal amount and accrued interest through July 18, 2014 into shares of common stock at $0.345 per share (see Note 10).

On January 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $561 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $561 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $280 and accrued interest of $20.

On January 3, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,370 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,370 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $668 and accrued interest of $47.

On January 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $328.

On January 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,200 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.250 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $38.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On January 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.231 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $295.

On January 31, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $288.

On February 14, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $261.

On February 21, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $247.

On February 24, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $121.

On March 3, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $228.

On March 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $109.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On April 11, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $307.

On April 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,080 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2014 the Company accrued interest of $16.

On April 29, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $847 and accrued interest of $59.

On May 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $1,644 and accrued interest of $115.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $96 and accrued interest of $7.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $19,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $19,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $2,395 and accrued interest of $168.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $80 and accrued interest of $6.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $658 and accrued interest of $46.

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $32 and accrued interest of $2.

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $16 and accrued interest of $1.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $11 and accrued interest of $1.

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of June 30, 2014 the Company amortized $37 and accrued interest of $3.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three and six months ended June 30, 2014 and 2013 the Company recorded a salary expense of $75,000, $75,000, $150,000 and $150,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at June 30, 2014 and December 31, 2013, were $426,730 and $329,510, respectively. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,730 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year (See Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company's Common Stock and a warrant to purchase 31,884 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, and shall expire on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of June 30, 2014, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. In accordance with terms of the lease, management may be responsible for lease payments owed during the remaining term of the lease and has accrued an additional $304,000 for the remaining lease payments in accrued expenses. On May 15, 2014, the Company was in default under an operating lease and returned the office space to the landlord.

NOTE 6 – STOCKHOLDERS DEFICIT

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001, and up to 5,000,000 shares of preferred stock, as effective April 1, 2013, the Company amended its articles of incorporation to increase its authorized common stock from 195,000,000 shares to 1,000,000,000 shares, eliminate the class of preferred stock known as "Callable and Convertible Preferred Stock", and create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which are left for future determination by the Company's board of directors.

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended June 30, 2014 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2013	220,290	$13.11
Granted	167,181.10
Exercised	—	—
Expired	(7,246)	17.25
Balance at June 30, 2014	380,225	$7.23

The Company's stock price was lower than the weighted average exercise price at June 30, 2014 and 2013, therefore there is no aggregate intrinsic value of the options and warrants.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of June 30, 2014, the consultant has not reached these milestones.

On February 23, 2012, the Company granted warrants to purchase 33,334 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants begin to vest upon the sale of 6 associated accounts by the consultant and will vest 7 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of June 30, 2014, the consultant has not reached these milestones.

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share. The options vest immediately. The options expire on April 16, 2017. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of .87%, an expected life of 3 year.

NOTE 8 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. For the three and six months ended June 30, 2014 and 2013 the Company recorded a salary expense of $75,000, $75,000, $150,000 and $150,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at June 30, 2014 and December 31, 2013, were $426,730 and $329,510, respectively. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,730 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year (See Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

During the year ended December 31, 2013, the Company's Chief Executive Officer advanced the Company a total of $6,600. The amounts are non –interest bearing and payable on demand. During the year ended December 31, 2013 $500 was repaid. During the three months ended March 31, 2014 $6,100 was repaid. As of June 30, 2014 and December 31, 2013, the Company owed the Chief Executive Officer a total of $0 and $6,100 respectively

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for "per transaction" payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of June 30, 2014 and 2013 the Company has recognized $0 and $420, respectively revenue under the proposed licensing agreement.

See Note 4 for Convertible Notes Payable Related Party.

See Note 2D for discussion on Website Development and Related Party.

NOTE 9 – CONCENTRATIONS

For the three and six months ended June 30, 2014 and 2013, there were no customers that exceeded 10% of sales.

NOTE 10 – SUBSEQUENT EVENTS

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost.

On July 18, 2014, the Company issued an aggregate of 2,494,241 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest through July 18, 2014 of $860,513. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The notes were convertible at $0.345 per share at the option of the holder.

On July 18, 2014, the Company’s Chief Executive Officer forgave $326,730 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

During July and August 2014, the Company received an aggregate of $46,500 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These loans bear interest at 7% and are due one year from issuance of the respective note. The notes are convertible into shares of common stock at $0.12 per share, subject to adjustment and certain limitations on conversion.

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock and is required to pay the consultant $7,500 per month.

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

During 2013 and through June 30, 2014, we spent significant resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. We completed the first version of our mobile application for use on iPhones during 2013 and it is currently available in the Apple app store. We have shifted the primary focus of the Company to this product, which we refer to as the “ride along” product. The “ride along” product allows users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income.  PayMeOn is compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model.  For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income.  PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the product is substantially unique and are in the process of preparing application for intellectual property protection.

While we completed the initial development of the “ride along” product, we have lacked the funds to begin aggressively marketing it to both service providers and the general public. The product’s success will depend on our ability to properly market the product to both and the credibility of the product will depend in large part on our ability to pay users any social income they earn. Accordingly, without additional funds, we cannot take the product to market. The current version in the Apple app store does not allow for “ride alongs” to be included because without additional funds we will not be able to pay any earned social income.

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

Results of Operations

Revenues for the three months and six months ended June 30, 2014, totaled $592 and $3,040 respectively, and were principally derived from sales of incremental text purchases from subscribers to the mobile text marketing packages. Revenues for the three months and six months ended June 30, 2013, were $2,726 and $8,611, respectively, and were principally derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.

Operating expenses for three months ended June 30, 2014, totaled $158,538, a decrease of $803,844 or 84% from $962,382 for the three months ended June 30, 2013. The decrease in operating expenses for the three months ended June 30, 2014 was primarily due to the following material expenses during the three months ended June 30, 2013:  $521,009 of impairment on technology and website development; $184,383 of payroll and payroll taxes; $72,272 for web developing and hosting; and consulting expenses of $113,143, which were largely made up of non-cash expenses primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services.  The decrease was partially offset by an increase in professional fees of $16,707 between the periods.

Operating expenses for six months ended June 30, 2014, totaled $638,253, a decrease of $706,040 or 52.5% from $1,344,293 for the six months ended June 30, 2013. The decrease in operating expenses for the six months ended June 30, 2014 was primarily due to the following material expense reductions: $0 impairment on technology and website development expenses during the 2014 period as compared to $521,009 during the 2013 period; a decrease of $230,156 for payroll and payroll taxes; a decrease of $163,851 of consulting fees; and a decrease of $67,570 of web development and hosting fees.  The reduction in operating expenses was partially offset by general and administrative (G&A) expenses of $381,717, an increase of $307,682, from $74,035 during the six months ended June 30, 2013. The increase in G&A was primarily due to the expense related to the Company’s default on its executive office lease.

Liquidity and Capital Resources

At June 30, 2014, we had $7,235 of cash. At June 30, 2014, we had working a capital deficit of $2,094,671. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2014, the Company had an accumulated deficit of $6,829,923. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

From December 21, 2012 to June 30, 2014, the Company issued 7% unsecured promissory notes to Celentano Consulting Company, LLC and Vincent L. Celentano in consideration of advances of approximately $942,363. The Company used the proceeds for working capital purposes. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at conversion prices ranging from $0.10 to $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. On April 15, 2014, Celentano Consulting Group has agreed in writing to extend the due dates of all notes maturing on or before June 30, 2014 to December 23, 2014.

On July 18, 2014, the Company issued an aggregate of 2,494,241 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest through July 18, 2014 of $860,513. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The notes were convertible at $0.345 per share at the option of the holder.

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

We also expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product and under the PayMeOn Merchant Profit Center name. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and organizations, and on developing partnerships with businesses that have large databases they wish to monetize using our social, local and mobile, PayMeOn platform.  We believe that value can be created by partnering with businesses that can overlay the sale of their products with our social income® capabilities to accelerate word of mouth referrals by their customers.  Accordingly, PayMeOn intends to expand its business plan to include the possible acquisition of stakes in companies that could experience accelerating growth due to the application of its social income® capabilities.

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost.

On July 18, 2014, the Company’s Chief Executive Officer forgave $326,730 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

From July 1, 2014 through August 14, 2014, the Company received an aggregate of $46,500 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These loans bear interest at 7% and are due one year from issuance of the respective note. The loans are convertible into shares of common stock at $0.12 per share, subject to adjustment and certain limitations on conversion. Following the issuance of these notes and the conversion of the unsecured notes discussed above, as of August 18, 2014 there are outstanding unsecured notes held by our affiliates in the principal amount of $194,002.

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock and is required to pay the consultant $7,500 per month.

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

Recent Accounting Pronouncements

See footnote 3 to the financial statements included in this report.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2014 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2014 based on the material weakness described below.

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

•

we rely on an outside consultant to prepare our financial statements; and

•

insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

None

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report we have sold the securities below without registration under the Securities Act of 1933, as amended. The securities contain legends restricting their transferability absent registration or applicable exemption.

During the three months ended June 30, 2014, in consideration of advances in the gross amount of $73,371 the Company issued a series of unsecured convertible promissory notes in the principal amount of $73,371 to an affiliate of the Company. Consistent with the terms of previously issued notes to the affiliate, each note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, each note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.12 per share, subject to adjustment and other limitations set forth therein.

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share.

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

Date: August 18, 2014

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer