Form 10-Q
period 2014-09-30
PayMeOn, Inc.
filed 2014-11-19
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 17, 2014
Common Stock, $0.001 Par Value Per Share	12,563,544

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$11,149	$3,061
Prepaid expenses	36,264	—
Inventory	4,527	—

TOTAL CURRENT ASSETS	51,940	3,061

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	1,702	2,616

OTHER ASSETS
Deposits	—	31,407
TOTAL ASSETS	$53,642	$37,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$235,329	$188,021
Accounts Payable - related party	13,350	—
Accrued expenses	494,103	422,891
Due to related parties	—	6,100
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $60,308 and $292,243, respectively)	197,483	668,118

TOTAL CURRENT LIABILITIES	942,265	1,287,130

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 12,436,044 and 5,572,688 shares issued and outstanding, respectively as of September 30, 2014 and December 31, 2013	12,436	5,573
Additional paid in capital	6,191,920	4,653,851
Accumulated deficit	(7,092,979)	(5,909,470)
TOTAL STOCKHOLDERS'S DEFICIT	(888,623)	(1,250,046)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,642	$37,084

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Service Revenue, net	$692	$797	$3,732	$9,408
Products Sales	10,119	—	10,119	—
Total revenue	10,811	797	13,851	9,408

Cost of products sold	8,808	—	8,808	—
Gross Profit	2,003	797	5,043	9,408

OPERATING EXPENSES

Professional fees	24,319	32,451	76,338	108,352
Web development and hosting	2,593	34,104	16,297	115,378
Impairment on technology and website development	—	—	—	521,009
Payroll and payroll taxes	47,583	113,601	208,504	504,678
Consulting	51,736	170,191	77,279	359,585
Travel and entertainment	4,998	8,764	9,347	20,367
General and administrative	30,730	21,466	412,447	95,501
Total Operating Expenses	161,959	380,577	800,212	1,724,870

NET LOSS FROM OPERATIONS	(159,956)	(379,780)	(795,169)	(1,715,462)
			.
OTHER EXPENSES
Interest expense	103,100	185,444	388,340	363,091
Total other expenses	103,100	185,444	388,340	363,091

Net loss before provision for income taxes	(263,056)	(565,224)	(1,183,509)	(2,078,553)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(263,056)	$(565,224)	$(1,183,509)	$(2,078,553)

Net loss per share - basic and diluted	$(0.03)	$(0.10)	$(0.17)	$(0.51)

Weighted average number of shares outstanding during the period - basic and diluted	10,278,602	5,572,688	7,158,489	4,049,581

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,183,509)	$(2,078,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	914	7,108
Impairment of website and technology	—	521,009
Amortization of debt discount	342,113	211,014
Warrants issued for services	25,543	332,813
Common stock issued for services	88,000	137,500
Changes in operating assets and liabilities:
Increase in prepaid expenses	(36,264)	—
Increase in inventory	(4,527)	—
Decrease / (increase) in deposit	31,407	(27,117)
Increase in accounts payable and accrued expenses	529,009	277,042
Decrease in deferred revenue	—	(5,080)
Net Cash Used In Operating Activities	(207,314)	(624,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website	—	(66,976)
Net Cash Used in Financing Activities	—	(66,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(6,100)	(4,300)
Proceeds from notes payable related party - convertible	221,502	675,080
Net Cash Provided By Financing Activities	215,402	670,780

NET (DECREASE) / INCREASE IN CASH	8,088	(20,460)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,061	20,711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,149	$251

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the nine months ended September 30, 2014, the Company received $221,502 from a related party in exchange for convertible notes payable of $221,502 with the beneficial conversion feature with a fair value of $110,180.

During the nine months ended September 30, 2014, the Company’s Chief Executive Officer forgave $326,727 in accrued salary that was reclassified to additional paid in capital.

During the nine months ended September 30, 2014, a related party converted $994,618 of convertible notes and accrued interest into 3,522,180 shares of common stock.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2014 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

PayMeOn owns and operates products aimed at the location-based marketing industry. PayMeOn develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn has had nominal revenues since its inception. PayMeOn's mobile application product is designed to offer members using the application income potential when they allow PayMeOn's merchant customer information to be included with their mobile recommendations and referrals. In addition the Company has begun selling electric bike cycles from an affiliate entity which the Company recently acquired a 19.4% equity interest (See note 8).

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2014, the Company has an accumulated deficit of $7,092,979, a working capital deficiency of $890,325 and used cash in operations of $207,314 for the nine months ended September 30, 2014. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

AS OF SEPTEMBER 30, 2014

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

(D) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

(E) Prepaid expenses

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair market value on the date of issuance to a consultant for public relations is required to pay the consultant $7,500 per month. As of September 30, 2014 the Company has amortized of $51,736 and the remaining balance of $36,264 is recorded as a prepaid expense.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(F) Computer and Equipment and Website Costs

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

The Company has adopted the provisions of ASC 350-50-15, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	September 30, 2014	December 31, 2013

Computer equipment	$6,089	$6,089
Website development	24,775	24,775

Total	30,864	30,864
Accumulated depreciation	(29,162)	(28,248)
Balance	$1,702	$2,616

Depreciation expense for the three and nine months ended September 30, 2014 and 2013 was $304, $914, $2,371 and $7,108 respectively.

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

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(G) Impairment of Long-Lived Assets

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

(H) Revenue Recognition

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

The Company recognizes revenue from bike sales when delivered to our customers and collectability is reasonably assured.

(I) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0.

Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. The Company enjoys a close association with this affiliate through participation that allows for a significant amount of influence over the affiliates business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at September 30, 2014 as the investment is below zero and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(J) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 380,225 and 220,289 shares issuable upon the exercise of options and warrants and 1,248,803and 2,508,927 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended September 30, 2014 and 2013, respectively.

(K) Stock-Based Compensation

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

(L) Income Taxes

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

(M) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(N) Segments

The Company operates in one segment and therefore segment information is not presented.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	September 30, 2014	December 31, 2013

Loan Amount	$257,791	$960,361
Discount	(60,308)	(292,243)
Balance	$197,483	$668,118

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of September 30, 2014 and December 31, 2013 the Company amortized $79,440 and $79,440 of the debt discount and accrued interest of $9,781 and $5,622, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of September 30, 2014 and December 31, 2013 the Company amortized $86,060 and $86,060 of the debt discount and accrued interest of $10,596 and $6,090, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014.

On July 17, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of $0.345 per share s held by Celentano Consulting Company in the aggregate principal amount of $794,861 and accrued interest of $65,652 into 2,494,241 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano.  In addition the Company expensed the unamortized debt discount of $50,069.

On January 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $561 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $561 for the fair value of the beneficial conversion feature. On September 26, 2014 the related party converted the principle amount of $561 and accrued interest of $29 into 1,711 shares of common stock. The Company expensed the unamortized debt discount of $281 at September 26, 2014

On January 3, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,370 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. The Company recorded a debt discount of $1,370 for the fair value of the beneficial conversion feature. On September 26, 2014 the related party converted the principle amount of $1,370 and accrued interest of $71 into 4,176 shares of common stock. The Company expensed the unamortized debt discount of $702 at September 26, 2014.

On January 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $10,000 and accrued interest of $504 into 30,445 shares of common stock.

On January 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,200 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.250 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $1,200 and accrued interest of $59 into 5,035 shares of common stock.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On January 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.231 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $10,000 and accrued interest of $471 into 45,327 shares of common stock.

On January 31, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $10,000 and accrued interest of $463 into 52,314 shares of common stock.

On February 14, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $10,000 and accrued interest of $436 into 104,356 shares of common stock.

On February 21, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $10,000 and accrued interest of $422 into 104,219 shares of common stock.

On February 24, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $5,000 and accrued interest of $208 into 52,081 shares of common stock.

On March 3, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $10,000 and accrued interest of $403 into 104,025 shares of common stock.

On March 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $6,000 and accrued interest of $214 into 51,779 shares of common stock.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On April 11, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $20,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $20,000 and accrued interest of $653 into 172,111 shares of common stock.

On April 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,080 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. On September 26, 2014 the related party converted the principle amount of $1,080 and accrued interest of $34 into 9,288 shares of common stock.

On April 29, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. On September 26, 2014 the related party converted the principle amount of $5,000 and accrued interest of $145 into 42,882 shares of common stock. The Company expensed the unamortized debt discount of $4,151 at September 26, 2014.

On May 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. On September 26, 2014 the related party converted the principle amount of $10,000 and accrued interest of $288 into 85,731 shares of common stock. The Company expensed the unamortized debt discount of $8,356 at September 26, 2014.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $760 and accrued interest of $13.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $19,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $19,000 for the fair value of the beneficial conversion feature. On September 26, 2014 the related party converted the principle amount of $19,000 and accrued interest of $496 into 162,459 shares of common stock. The Company expensed the unamortized debt discount of $16,605 at September 26, 2014.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $192 and accrued interest of $93.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $2,556 and accrued interest of $225.

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $200 and accrued interest of $16.

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $128 and accrued interest of $10.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $256 and accrued interest of $19.

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $1,150 and accrued interest of $83.

 On July 8, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $1,278 and accrued interest of $82.

 On July 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $2,556 and accrued interest of $150.

On July 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $1,597 and accrued interest of $110.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On July 28, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $3,067 and accrued interest of $299.

On August 19, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $1,757 and accrued interest of $61.

On September 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $1,491 and accrued interest of $39.

On September 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of September 30, 2014 the Company amortized $0 and accrued interest of $0.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

For the three and nine months ended September 30, 2014 and 2013 the Company recorded a salary expense of $47,583, $75,000, $208,504 and $225,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at September 30, 2014 and December 31, 2013, were $120,693 and $329,510, respectively. (See Note 8).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company's Common Stock and a warrant to purchase 31,884 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, and shall expire on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of September 30, 2014, no accounts have been sold and no expense has been recognized.

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

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair value on the date of issuance to a consultant for public relations, and is required to pay the consultant $7,500 per month. As of September 30, 2014 the Company has recorded amortized of $51,736 and the remaining balance of $36,264 is recorded as a prepaid expense.

On July 17, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of $0.345 per shares held by Celentano Consulting Company in the aggregate principal amount of $794,861 and accrued interest of $65,652 into 2,494,241 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano.  In addition the Company expensed the unamortized debt discount of $50,069 (See Note 4).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0. The effective closing date for this transaction is July 18, 2014.

On September 26, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of ranging from $.10 to $0.345 per share held by Celentano Consulting Company in the aggregate principal amount of $68,131 and accrued interest of $3,064 into 503,689 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano (See Note 4).

On September 26, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of $.12 per share held by Celentano Consulting Company in the aggregate principal amount of $61,080 and accrued interest of $1,830 into 524,250 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano (See Note 4).

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended September 30, 2014 and the related changes during these periods are presented below.

	Number of Options And Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at December 31, 2013	220,290	$13.11
Granted	167,181.10
Exercised	—	—
Expired	(7,246)	17.25
Balance at September 30, 2014	380,225	$7.23

The Company's stock price was lower than the weighted average exercise price at September 30, 2014 and 2013, therefore there is no aggregate intrinsic value of the options and warrants.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On February 23, 2012, the Company granted warrants to purchase 2,898 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest. In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of December 31, 2013 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair value of these securities over the period in which the performance commitment is earned. For the year ended December 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions: dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of September 30, 2014, the consultant has not reached these milestones.

On February 23, 2012, the Company granted warrants to purchase 33,334 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants begin to vest upon the sale of 6 associated accounts by the consultant and will vest 7 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of September 30, 2014, the consultant has not reached these milestones.

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

NOTE 8 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of one year and automatically extends for one day each day until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

For the three and nine months ended September 30, 2014 and 2013 the Company recorded a salary expense of $47,583, $75,000, $208,504 and $225,000, respectively, including the minimum annual bonus of $50,000. Accrued compensation at September 30, 2014 and December 31, 2013, were $120,693 and $329,510, respectively. (See Note 5).

During the year ended December 31, 2013, the Company's Chief Executive Officer advanced the Company a total of $6,600. The amounts are non –interest bearing and payable on demand. During the year ended December 31, 2013 $500 was repaid. During the three months ended March 31, 2014 $6,100 was repaid. As of September 30, 2014 and December 31, 2013, the Company owed the Chief Executive Officer a total of $0 and $6,100 respectively

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for "per transaction" payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of September 30, 2014 and 2013 the Company has recognized $210 and $666, respectively revenue under the proposed licensing agreement.

On July 17, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of $0.345 per shares held by Celentano Consulting Company in the aggregate principal amount of $794,861 and accrued interest of $65,652 into 2,494,241 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano (See Note 6).

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0. The effective closing date for this transaction is July 18, 2014.

On September 26, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of ranging from $.10 to $0.345 per share held by Celentano Consulting Company in the aggregate principal amount of $68,131 and accrued interest of $3,064 into 503,689 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano (See Note 6).

On September 26, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of $.12 per share held by Celentano Consulting Company in the aggregate principal amount of $61,080 and accrued interest of $1,830 into 524,250 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano (See Note 6).

See Note 4 for Convertible Notes Payable Related Party.

See Note 2D for discussion on Website Development and Related Party.

NOTE 9 – CONCENTRATIONS

For the three and nine months ended September 30, 2013, there were no customers of service revenue that exceeded 10% of sales. For the three and nine months ended September 30, 2014 100% of the product sales were derived from five customers 43%, 22%, 12%  12% and 11%, respectively and 100% of cost of goods sold were acquired from an affiliate entity.

NOTE 10 – SUBSEQUENT EVENTS

During October 2014, the Company received an aggregate of $18,400 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These loans bear interest at 7% and are due one year from issuance of the respective note. The notes are convertible into shares of common stock at $0.12 per share, subject to adjustment and certain limitations on conversion.

On November 5, 2014 the Company sold a total of 127,500 shares to two individuals for proceeds of $29,305 ($0.23 per share).

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

Overview

PayMeOn, Inc. is a Nevada corporation.  Our wholly owned subsidiary, Hyperlocal Marketing, LLC, a Florida limited liability company (“Hyperlocal”), was acquired pursuant to an agreement and plan of merger on March 16, 2011. In accordance with FASB ASC Topic 360-10-45-15, Hyperlocal was considered the accounting acquirer and PayMeOn the accounting acquiree. Hyperlocal was organized in January 2010 and has had nominal revenues since its inception.  Our operations are currently conducted principally through our wholly-owned subsidiary, HLM PayMeOn, Inc., a Florida corporation.

During 2013 and through September 30, 2014, we spent significant resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. We completed the first version of our mobile application for use on iPhones during 2013 and it is currently available in the Apple app store. We have shifted the primary focus of the Company to this product, which we refer to as the “ride along” product. The “ride along” product allows users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income.  PayMeOn is compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model.  For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income.  PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the product is substantially unique and are in the process of preparing application for intellectual property protection.

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

In July 2014 we acquired a 19.4% stake in Prodeco Technologies, LLC, a manufacturer of electric bicycles based in Oakland Park, Florida.  In September, 2014, we began selling ProdecoTech electric bikes through our retail website “www.irideelectric.” The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike was owned by Vincent L. Celentano, the Company’s largest individual shareholder. EBikes was owned by Vincent D. Celentano II, the son of Vincent L. Celentano. Sales generated at www.irideelectric.com are also branded as “powered by PayMeOn” and recorded as sales made by our wholly-owned subsidiary, HLM Paymeon, Inc. We acquired the stake in Prodeco Technologies, LLC because sales of ProdecoTech branded electric bicycles have largely been generated by “word of mouth” referrals and we believe that adding our social income® concept will (1) accelerate sales of the already popular ProdecoTech products, and (2) help expand the visibility of PayMeOn’s social income® concept. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at September 30, 2014, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method.

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

Results of Operations

Revenues for the three months and nine months ended September 30, 2014, totaled $10,811 and $13,851 respectively, and were principally derived from sales of Prodeco electric bicycles during the three months ended September 30, 2014. Revenues for the three months and nine months ended September 30, 2013, were $797 and $9,408, respectively, and were derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.

Operating expenses for three months ended September 30, 2014, totaled $161,959, a decrease of $218,618 or 57% from $380,577 for the three months ended September 30, 2013. The decrease in operating expenses for the three months ended September 30, 2014 was primarily due to the following expense decreases during the comparative three month periods:  $66,018 of payroll and payroll taxes and consulting expenses of $118,455, which were largely made up of non-cash expenses primarily related to the issuance of warrants issued to certain consultants and service providers in consideration of marketing, business and general consulting services. The decrease was partially offset by an increase in general and administrative expenses of $9,264 between the periods.

Operating expenses for nine months ended September 30, 2014, totaled $800,212, a decrease of $924,658 or 54% from $1,724,870 for the nine months ended September 30, 2013. The decrease in operating expenses for the nine months ended September 30, 2014 was primarily due to the following material expense reductions: a one-time $521,009 impairment on technology and website development expenses during the 2013 period; a decrease of $296,174 for payroll and payroll taxes; a decrease of $282,306 of consulting fees; a decrease of $99,081 of web development and hosting fees; and a decrease of $32,014 for professional fees. The reduction in operating expenses was partially offset by general and administrative (G&A) expenses of $412,447 for the nine months ended September 30, 2014, an increase of $316,946, from $95,501 during the nine months ended September 30, 2013. The increase in G&A was primarily due to the expense related to the Company’s default on its executive office lease, which was vacated by the Company in May 2014.

Liquidity and Capital Resources

At September 30, 2014, we had $11,149 of cash. At September 30, 2014, we had working a capital deficit of $890,325. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2014, the Company had an accumulated deficit of $7,092,979. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. From January 2012 through May 2012 the Company issued a series of secured promissory notes in the aggregate principal amount of $155,000 (the “January Secured Notes”). The January Secured Notes were secured by all of the assets of the Company. On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note and used substantially all of the proceeds from the secured convertible note to satisfy the January Secured Notes, along with outstanding and accrued interest on the January Secured Notes of approximately $9,018.  The note was outstanding on December 31, 2013, and Celentano Consulting Company, LLC has agreed in writing to extend the maturity date to December 23, 2014.

From December 21, 2012 to September 30, 2014, the Company issued 7% unsecured promissory notes to Celentano Consulting Company, LLC and Vincent L. Celentano in consideration of advances of approximately $1,016,363. The Company used the proceeds for working capital purposes. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at conversion prices ranging from $0.10 to $0.345 per share, subject to adjustment.

During the nine months ended September 30, 2014, the Company issued an aggregate of 3,522,180 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest of $994,618. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The notes were convertible at prices ranging from $0.10 to $0.345 per share at the option of the holder.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $750,000 to maintain our current operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products, focusing primarily on the evolution of our “ride along” product. During 2013, we completed development of a mobile application for the product that is available for use on iPhones in the Apple app store. We expect that the product will require continuous improvement and upgrade, as is common in the marketplace. Additionally, we hope to develop the application for the Android mobile platform during 2014. Provided we are able to secure additional financing, we intend on commencing the marketing of the “ride along” product in the first quarter of 2015. Our marketing will focus first on selling service providers the ability to be included or “ride along” with other service provider recommendations made using our mobile application by PayMeOn members.

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

On July 18, 2014, the Company’s Chief Executive Officer forgave approximately $326,730 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand “Prodeco” with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost basis of $0.

In September 2014, we began selling ProdecoTech electric bicycles online through our website www.irideelectric.com, under a non-exclusive dealer agreement. The agreement may be terminated by either party upon 30 day notice. To date we have limited sales. We expect to continue developing sales of electric bicycles, and eventually related accessories, under the “irideelectric” brand at the website www.irideelectric.com. Information contained on the website is not a part of this report.

From October 1, 2014 through November 15, 2014, the Company received an aggregate of $18,400 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These loans bear interest at 7% and are due one year from issuance of the respective note. The loans are convertible into shares of common stock at $0.12 per share, subject to adjustment and certain limitations on conversion.

On November 5, 2014, the Company sold an aggregate of 127,500 shares of common stock to two accredited investors for proceeds of $29,305. No commissions were paid.

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

The Company recognizes revenue from bike sales when delivered to our customers and collectability is reasonably assured.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2014 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2014 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

None.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report we have sold the securities below without registration under the Securities Act of 1933, as amended. The securities contain legends restricting their transferability absent registration or applicable exemption.

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock to the investor relations firm as partial consideration for the services under the agreement.

Effective July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company’s largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost.

During the three months ended September 30, 2014, the Company issued an aggregate of 3,522,180 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest of $994,618. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The Notes were convertible at prices ranging from $0.10 to $0.345 per share at the option of the holder.

During the three months ended September 30, 2014, in consideration of advances in the gross amount of $74,000 the Company issued a series of unsecured convertible promissory notes in the aggregate principal amount of $74,000 to an affiliate of the Company. Consistent with the terms of previously issued notes to the affiliate, each note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, each note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.12 per share, subject to adjustment and other limitations set forth therein.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
10.1	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC (previously filed as an exhibit to Form 8-K Current Report filed with the SEC on July 22, 2014)
10.2	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC (previously filed as an exhibit to Form 8-K Current Report filed with the SEC on July 22, 2014)
10.3	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014 (previously filed as an exhibit to Form 8-K Current Report filed with the SEC on July 22, 2014)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2014

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer