Form 10-K
period 2014-12-31
PayMeOn, Inc.
filed 2015-03-26
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

1201 NE 38th Street, Suite B-1

Oakland Park, FL 33334

(Address of Principal Executive Office) (Zip Code)

800-831-4743

 (Registrant’s telephone number, including area code)

5961 NE 18th Terrace, Fort Lauderdale, FL 33308

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.31 per share). $1,558,056.41 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 19, 2015 there were 12,613,457 shares outstanding.

PART I

Item 1.

Business.

Overview

PayMeOn, Inc. (formerly MMAX Media, Inc.), a Nevada corporation, is a company organized on May 30, 2006, that historically has owned and operated products aimed at the social, local and mobile marketing industry. On July 18, 2014, PayMeOn acquired a 19.4% stake in Prodeco Technologies, LLC, a USA-based researcher, developer, marketer, and manufacturer of quality electric bicycles.

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

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand “ProdecoTech” with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost basis of $0 from related parties.

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

On November 20, 2014 we entered into a nonbinding letter of intent with ProdecoTech and its other membership owners, for the acquisition of ProdecoTech in a stock for membership interest transaction. For the year ended December 31, 2013, on an unaudited basis, ProdecoTech operated at a loss, with gross sales of approximately $5.0 million. We will issue approximately 53.4 million shares of common stock in exchange for the remaining 80.6% interest of ProdecoTech. Simultaneously with the closing of the transaction, all of the Company’s currently outstanding convertible debt will be converted to approximately 5.3 million shares of the Company’s common stock. In addition, the Company may also assume certain of Prodeco’s outstanding debt, subject to mutually agreeable terms and conditions.   The closing of the transaction is subject to a number of conditions precedent, including, but not limited to: (1) the satisfactory completion of due diligence on each company by the other company, (2) the execution of a binding acquisition agreement by the parties, and (3) requisite approval of the transaction by the members of Prodeco.  Our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, is within the next 30 days from the filing of this report. However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the letter of intent and there are no assurances that this transaction will ultimately be consummated. We believe ProdecoTech operated at an approximate $1,400,000 unaudited loss for the year ended December 31, 2014. During January and February 6, 2015, we loaned an aggregate of $84,670 to ProdecoTech. The loans bear interest at 7% per annum and are due three years from the date of the advance. In the event we complete the acquisition of ProdecoTech we will require a minimum of $1,400,000 to maintain our combined operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Revenues for the year ended December 31, 2014, totaled $30,372. At December 31, 2014, we had a cash balance of approximately $1,558, a working capital deficit of approximately $1,080,000 and an accumulated deficit of approximately $7,336,000. Additional losses have occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of our products. These conditions raise substantial doubt about our ability to continue as a going concern.

Organization

PayMeOn holds a wholly owned interest in HLM Paymeon, Inc., a Florida corporation. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “PAYM”. Our executive offices are located at 1201 NE 38th Street, Suite B-1, Fort Lauderdale, Florida 33334. Our telephone number is (800) 831-4743. We own and operate several websites, including www.paymeon.com. The information which appears on these websites is not part of this report.

Marketing Opportunity

PayMeOn’s products revolve around “monetizing” the significant influence consumers have over purchasing decisions by providing them with opportunities to earn social income®.  The opportunity revolves around new methods of reaching customers “in context” wherever they might be, whenever they might be there, based on the ubiquitous penetration of smart mobile devices.

As reported by the CTIA Wireless Association in June, 2014, wireless penetration in the US exceeded 104%.  Ninety percent of US households use wireless service (CDC - June 2013), four out of ten American adults live in wireless-only households (CDC - Jan – June, 2013), and forty-five million Americans use mobile phones as their primary Internet access device (Pew Research - Sept, 2013).

This penetration indicates that most young people and adults have a smart mobile device with them at all times, allowing them access to their friends, family and colleagues through their social media, email, text and other interfaces in real-time, all of the time.  This dynamic has driven large amounts of information gathering and sharing that happens in real-time.  When consumers are making social, purchasing and other decisions, they are able to – and often do – consult with their trusted social networks prior to making those decisions.  This continual access to “advice” and “information” regarding all kinds of decisions is creating dramatic changes in retail markets, essentially shifting the power from retailers to consumers.  Retailers are no longer simply able to rely on marketing and advertising methods directed at their desired customers, but instead also have to court the “influence” of their desired customers’ friends.  Now applied more than ever before, this readily accessible and trusted influence helps define trends and accelerate them.  Positive word of mouth influence spreads quickly and can drive substantial purchasing power to particular products and services, while negative word of mouth, spreads even more quickly and can destroy them.

We believe PayMeOn’s social income® products are aimed at rewarding and reinforcing the influence consumers are having on purchasing decisions.  Because of high quality and customer satisfaction, some products experience positive “word of mouth” influence without any third party support.  By providing a framework for already passionate customers to be rewarded for their influence, PayMeOn’s social income® products may be used to help accelerate positive feedback.

PayMeOn

PayMeOn’s web-based and mobile products allow consumers and merchants to browse or offer products and services, and most importantly, share them in exchange for cash payments from the web and from our PayMeOn mobile application.

PayMeOn operates in the “social income®” space. Social income® is a registered trademark of PayMeOn. We define social income® as income or benefits derived from referring or recommending products or services to people in your network(s). The fundamental driver of PayMeOn’s products are the opportunity for users to earn money through their referrals. Many products and services are sold over the Internet today through recommendations or referrals. Social networks have allowed users to connect seamlessly and have become powerful platforms for friends, family and colleagues to connect, share, and recommend products that are “imbedded” in the networking experience. We believe that users should be paid for their successful referrals. We call these payments social income®. We believe that the ubiquitous adoption of mobile phones has created portable and “real time” social networks that can be monetized.

The PayMeOn “Ride Along” Product

Using the platform we acquired from WCIS Media, LLC we have been developing a new mobile and web-based product meant to allow consumers that use it to create social income® in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. We refer to the product as the “ride along” product. The “ride along” product allows users to earn social income® by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income®.  PayMeOn is compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model.  For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income®.  PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored.

PayMeOn can also “overlay” its social income® products on existing third-party customer groups or social networks allowing them to monetize their ongoing influence or positive impact on their particular community.  For example, ProdecoTech’s very passionate customer community can be rewarded for their social and commercial influence with cash, or perhaps an electric bike instead. The concept of social income® is not defined by the type of “currency” used, but instead by the recognition of the influence social networks have over decision making.

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

ProdecoTech

Prodeco Technologies (known as “ProdecoTech”) is a researcher, developer, marketer, and manufacturer of quality electric bicycles “e-bikes” in the United States. The company manufactures originally designed, state of the art, high quality electric bikes from its 60,000 square foot facility where all of its products receive the moniker “Built in the USA.”   ProdecoTech ebikes are used in various ways by customers ranging from primary daily transportation needs to luxury leisure vacation use.  The Company produces various models of ebikes that are marketed under various brand names, including:  Stride™, Mariner™, Genesis™, Phantom™, Storm™, Outlaw™, Beach™ and Rebel™.  The bicycles generally have a retail price range from $1,200 to $3,000.  Under a non-exclusive dealer agreement we currently distribute ProdecoTech bicycles through retail internet sales.  We buy ProdecoTech bicycles on an arms-length basis from ProdecoTech for the standard wholesale prices they offer to dealers and sell them to retail customers generally at the Manufacturer’s Suggested Retail Price (MSRP).  The agreement may be terminated by either party without cause upon 30 day notice.

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

The light electric vehicle market, which includes electric bicycles, is new and evolving in the United States.  While we believe that ProdecoTech has few, if any, US-based manufacturing competition, it does compete with large, established marketers of traditional bicycles and similar products.  It also competes with lesser-known distributors of electric bicycles and other products sourced primarily outside of the United States.

Intellectual Property

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

Employees

At December 31, 2014, we had 1 full time employee. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal offices are located at 1201 NE 38th Street, Oakland Park, Fl  33334. We occupy this space on a month to month basis under an oral agreement with ProdecoTech at a current cost of approximately $0 per month. The offices are sufficient to support our current operations.

Item 3.

Legal Proceedings.

On June 18, 2012, the Company received a letter from the Internal Revenue Service regarding a tax discrepancy for the tax year 2010 (prior to the agreement and plan of merger to acquire Hyperlocal Marketing, LLC). The letter states that the discrepancy could result in a potential increase of Social Security and/or Income Tax of $7,623. As part of the agreement and plan of merger to acquire Hyperlocal Marketing, LLC, the Company received representations and warranties from prior management that all taxes had been paid. The letter has been forwarded to prior management and the Internal Revenue Service has been informed of all relevant representations and warranties. There is no guarantee that prior management will honor its obligations and this amount may remain an obligation of the Company. As of March 16, 2015, prior management has not honored its legal obligations to pay this debt. On March 18, 2013, the Company received an updated letter from the Internal Revenue Service notifying us that the amount of the tax discrepancy for the tax year 2010 could result in a potential increase of Social Security and/or Income Tax of $9,745, including penalties and interest. In the interest of protecting the Company and resolving this matter, current management entered into a repayment plan with the Internal Revenue Service that allows for the Company to repay the amount over time at a rate of $500 per month.   The Company intends to pursue its legal rights against prior management for repayment of this debt plus any legal costs incurred in conjunction with enforcing its rights.

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41, 937 for rent past due rent due as of April 1, 2014. As of April 9, 2014, the Company has not been able to pay its outstanding rent obligation. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company has indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. There is no guarantee that the Company will be able to reach a resolution to this issue. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment.  The motion asks for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord as of December 31, 2014 we have reserved the entire amount.  The Company intends to continue its efforts to work with the landlord to reach a mutually agreeable solution.  As noted in this report, the Company is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

To our knowledge we are not currently subject to any other legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol PAYM. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since March 31, 2013, was as reported below, as adjusted for our 69 to 1 reverse stock split effective May 17, 2013 follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2013	$2.48	$0.345
June 30, 2013	$2.40	$1.03
September 30, 2013	$1.06	$0.95
December 31, 2013	$1.00	$0.85
March 31, 2014	$0.85	$0.075
June 30, 2014	$0.45	$0.085
September 30, 2014	$0.31	$0.18
December 31, 2014	$0.77	$0.135

On March 12, 2015, our common stock had a closing price of $0.63.

Holders

As of March 19, 2015, there were approximately 122 security holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, during the period covered by this report we sold the securities below without registration under the Securities Act of 1933, as amended, under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The securities were issued with legend restricting their transferability without registration or applicable exemption.

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of restricted common stock valued at $88,000 ($0.22 per share) the fair value on the date of issuance to a consultant for public relations, and paid the consultant $7,500 per month for investor relations services.

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

During the year ended December 31, 2014, the Company issued 7% unsecured promissory notes to Celentano Consulting Company, LLC, William Celentano and Vincent L. Celentano in consideration of advances of approximately $240,784. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The notes may be converted at the option of the holder, into shares of the Company’s common stock at conversion prices ranging from $0.10 to $0.345 per share, subject to adjustment.

During the year ended December 31, 2014, the Company issued an aggregate of 3,522,180 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest of $994,618. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The notes were convertible at prices ranging from $0.10 to $0.345 per share at the option of the holder.

On November 5, 2014, the Company sold an aggregate of 127,413 shares of common stock to two accredited investors for proceeds of $29,305. No commissions were paid.

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

Overview

During 2013 and through December 31, 2014, we spent significant resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. We completed the first version of our mobile application for use on iPhones during 2013 and it is currently available in the Apple app store. We have shifted the primary focus of the Company to this product, which we refer to as the “ride along” product. The “ride along” product allows users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income.  PayMeOn is compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model.  For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income.  PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the product is substantially unique and are in the process of preparing application for intellectual property protection.

While we completed the initial development of the “ride along” product, we have lacked the funds to begin aggressively marketing it to both service providers and the general public. The product’s success will depend on our ability to properly market the product to both and the credibility of the product will depend in large part on our ability to pay users any social income they earn. Accordingly, without additional funds, we cannot take the product to market. The current version in the Apple app store does not allow for “ride alongs” to be included, because without additional funds we will not be able to pay any earned social income.

In July 2014 we acquired a 19.4% stake in Prodeco Technologies, LLC, a private manufacturer of electric bicycles based in Oakland Park, Florida.  In September, 2014, we began selling ProdecoTech electric bikes through our retail website “www.irideelectric.” The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike was owned by Vincent L. Celentano, the Company’s largest individual shareholder. EBikes was owned by Vincent D. Celentano II, the son of Vincent L. Celentano. Sales generated at www.irideelectric.com are also branded as “powered by PayMeOn” and recorded as sales made by our wholly-owned subsidiary, HLM Paymeon, Inc. We acquired the stake in Prodeco Technologies, LLC because sales of ProdecoTech branded electric bicycles have largely been generated by “word of mouth” referrals and we believe that adding our social income® concept will (1) accelerate sales of the already popular ProdecoTech products, and (2) help expand the visibility of PayMeOn’s social income® concept. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2014, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method.

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

Results of Operations

Revenues for the year ended December 31, 2014, totaled $30,372, and were principally derived from sales of ProdecoTech electric bicycles during the period from September 2014 through December 31, 2014. Revenues for the year ended December 31, 2013, were $3,932, and were derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.

Operating expenses for the year ended December 31, 2014, totaled $1,020,962, a decrease of $854,788 or 46% from $1,875,750 for the year ended December 31, 2013. The decrease in operating expenses for the year ended December 31, 2014 was primarily due to the following material expense reductions: a one-time $521,009 impairment on technology and website development expenses during the 2013 period; a decrease of $312,201 for payroll and payroll taxes; a decrease of $261,642 of consulting fees; a decrease of $107,798 of web development and hosting fees; and a decrease of $29,718 for professional fees. The reduction in operating expenses was partially offset by general and administrative (G&A) expenses of $485,415 for the year ended December 31, 2014, an increase of $367,544, from $117,871 during the year ended December 31, 2013. The increase in G&A was primarily due to the expense related to the Company’s default on its executive office lease, which was vacated by the Company in May 2014.

Liquidity and Capital Resources

At December 31, 2014, we had $1,558 of cash. At December 31, 2014, we had working a capital deficit of $1,080,194. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2014, the Company had an accumulated deficit of $7,336,183. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. The Company expects to incur continued marketing expenses in the near and medium term in pursuit of market share. Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term. We expect operating losses to continue, mainly due to the continued costs and expenses associated with development of our business and marketing of the Hyperlocal and PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. From January 2012 through May 2012 the Company issued a series of secured promissory notes in the aggregate principal amount of $155,000 (the “January Secured Notes”). The January Secured Notes were secured by all of the assets of the Company. On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment and conversion limitations. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note and used substantially all of the proceeds from the secured convertible note to satisfy the January Secured Notes, along with outstanding and accrued interest on the January Secured Notes of approximately $9,018.  The note was outstanding on December 31, 2014, and Celentano Consulting Company, LLC has agreed in writing to extend the maturity date to December 23, 2015.

During the year ended December 31, 2014, the Company issued 7% unsecured promissory notes to Celentano Consulting Company, LLC, William Celentano and Vincent L. Celentano in consideration of advances of approximately $240,784. The Company used the proceeds for working capital purposes. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. The notes may be converted at the option of the holder, into shares of the Company’s common stock at conversion prices ranging from $0.10 to $0.345 per share, subject to adjustment and conversion limitations.

During the year ended December 31, 2014, the Company issued an aggregate of 3,522,180 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest of $994,618. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The notes were convertible at prices ranging from $0.10 to $0.345 per share at the option of the holder.

On November 5, 2014, the Company sold an aggregate of 127,413 shares of common stock to two accredited investors for proceeds of $29,305. No commissions were paid.

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

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products, focusing primarily on the evolution of our “ride along” product. During 2013, we completed development of a mobile application for the product that is available for use on iPhones in the Apple app store. We expect that the product will require continuous improvement and upgrade, as is common in the marketplace. Additionally, we hope to develop the application for the Android mobile platform during 2014. Provided we are able to secure additional financing, we intend on commencing the marketing of the “ride along” product in the second quarter of 2015. Our marketing will focus first on selling service providers the ability to be included or “ride along” with other service provider recommendations made using our mobile application by PayMeOn members.

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

On July 18, 2014, the Company’s Chief Executive Officer forgave approximately $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand “Prodeco” with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost basis of $0 from related parties.

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

On November 20, 2014 we entered into a nonbinding letter of intent with ProdecoTech and its other membership owners, for the acquisition of ProdecoTech in a stock for membership interest transaction. For the year ended December 31, 2013, on an unaudited basis, ProdecoTech operated at a loss, with gross sales of approximately 5.0 million. We will issue approximately 53.4 million shares of common stock in exchange for the remaining 80.6% interest of Prodeco. Simultaneously with the closing of the transaction, all of the Company’s currently outstanding convertible debt will be converted to approximately 5.3 million shares of the Company’s common stock. In addition, the Company may also assume certain of Prodeco’s outstanding debt, subject to mutually agreeable terms and conditions.   The closing of the transaction is subject to a number of conditions precedent, including, but not limited to: (1) the satisfactory completion of due diligence on each company by the other company, (2) the execution of a binding acquisition agreement by the parties, and (3) requisite approval of the transaction by the members of Prodeco.  Our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, is within the next 30 days from the filing of this report. However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the letter of intent and there are no assurances that this transaction will ultimately be consummated. We believe ProdecoTech operated at an approximate $1,400,000 unaudited loss for the year ended December 31, 2014. In the event we complete the acquisition of ProdecoTech we will require a minimum of $1,000,000 to maintain our combined operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

On January 5, 2015 the Company sold a total of 50,000 shares of restricted common stock to an individual for proceeds of $17,500 ($0.35 per share).

From January 1, 2015 through March 13, 2015, the Company received an aggregate of $182,500 from a related party for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due one year from issuance of the respective note. The notes are convertible into shares of common stock at $0.30 per share, subject to adjustment and certain limitations on conversion.

On January 20, 2015, the Company loaned ProdecoTech $75,000.  The loan bears interest at 7% per annum and is due three years from issuance.

On February 6, 2015, the Company loaned ProdecoTech $9,670.  The loan bears interest at 7% per annum and is due three years from issuance.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

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

We do not have long-term contract with ProdecoTech to serve as a dealer of ProdecoTech bicycles and we currently rely on our non exclusive dealer agreement for a majority of our revenues.

In September 2014, we began selling ProdecoTech electric bicycles under a non-exclusive dealer agreement. The agreement may be terminated by either party upon 30 day notice. In the event that the agreement is terminated, our business will be interrupted and would harm our reputation and our business and results of operations.

There are no assurances that we will complete our acquisition of ProdecoTech and even in the event that we complete such acquisition, we will require additional financing and may fail to realize the anticipated benefits of the acquisition.

There are no assurances that we will complete the acquisition of ProdecoTech and even in the event we complete such acquisition, the success of the acquisition will depend, in part, on our ability to realize the anticipated growth opportunities from combining the two entities. The integration of the companies will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. Furthermore, in the event the acquisition is completed, in order to continue operating and remain a going concern, the combined company will need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.), and there can be no assurance that it will be successful in such pursuits. In the past, both companies have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. However, the combined company may not be able to acquire the additional funding necessary to continue operating. Accordingly, if the combined company is unable to generate adequate cash from operations, and if it is unable to find sources of funding, it may be necessary for it to sell one or more lines of business or all or a portion of its assets, enter into a business combination, reduce or eliminate operations, liquidate assets, or seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the combined company’s existing stockholders or that result in its existing stockholders losing all of their investment in the combined company.

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

We rely on Edward Cespedes, as our sole officer and director. While Mr. Cespedes currently dedicates substantially all of his time to our company, he is not required to dedicate all of his time and resources to our company and we have not been able to pay him his contractual salary. The loss of the services of Mr. Cespedes or Mr. Cespedes’ inability to dedicate 100% of his time and resources to our company could materially harm our business. In addition, we do not presently maintain a key-man life insurance policy on Mr. Cespedes. Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of other key technical and marketing personnel. The loss of key personnel and the process to replace any of our key personnel would involve significant time and expense, may take longer than anticipated and may significantly delay or prevent the achievement of our business objectives.

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

Our common stock trades on the OTC Markets which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

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

At December 31, 2014, we have outstanding 7% secured and unsecured promissory notes convertible at the option of the holders in the aggregate principal amount of $277,073 convertible at prices ranging from $.10 to $.345 per share; the conversion of certain notes limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock. If all the outstanding notes are converted, our issued and outstanding shares would increase significantly. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company.  In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

Our principal shareholders and their affiliates beneficially own and control approximately 60% of our outstanding common stock and as majority shareholders are able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of December 31, 2014, our principal shareholders beneficially own approximately 60% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders also own secured and unsecured promissory notes that are convertible at their option into a material number of shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

Name	Age	Position

Edward Cespedes	49	Director, Chief Executive Officer and Principal Financial Officer

Edward Cespedes. Edward Cespedes has served as sole officer and director since March 2011. Prior to becoming our Chief Executive Officer and sole director, he was the founder and chief executive officer of Hyperlocal Marketing, LLC. Mr. Cespedes has served as the Vice Chairman of Tralliance Registry Management Corporation, the company that manages the .travel domain for the global Internet since 2009 and was Tralliance’s Chief Executive Officer from 2006 through 2009. Mr. Cespedes has served as President of theglobe.com (OTCBB: TGLO) since June 2002 and as a director of theglobe.com, Inc. since 1997. Mr. Cespedes also serves as theglobe.com’s Chief Financial Officer. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLP. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation (formerly Nasdaq: KOOP) and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc., a private investment company. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe.com where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked for J.P. Morgan and Company, where he focused on mergers and acquisitions. He is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. Mr. Cespedes is also a member of the Board of Governors for the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University and an honorary board member of the Special Olympics of Broward County. Mr. Cespedes received a Bachelor’s degree from Columbia University in 1988.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of the Code of Ethics is posted on our website (www.paymeon.com). A request for a copy can be made in writing to PayMeOn, Inc., 1201 NE 38th Street, Suite B-1, Oakland Park, Florida 33334, Attention: Mr. Edward Cespedes.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at PayMeOn, Inc., 1201 NE 38th Street, Suite B-1, Oakland Park, Florida 33334. Attention: Mr. Edward Cespedes. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2014.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

our principal executive officer or other individual serving in a similar capacity;

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)	All Other Compensation($)	Total ($)

Edward Cespedes	2014	$195,627	$25,000	$—	$—	$220,627	[1]
	2013	$250,000	$50,000	$—	$—	$300,000	[2]

———————

1  Approximately $162,247 has been accrued but not paid.

2  Approximately $140,967 has been accrued but not paid.

Employment Agreements

Effective August 15, 2011, the Company entered into an executive employment agreement with Edward Cespedes. Under the terms of the executive employment agreement, Mr. Cespedes has agreed to serve as our chief executive officer. The term of the agreement is one year; however, the agreement shall continue on a day to day basis following the one year term unless the Company or Mr. Cespedes provides written notice to the other party not to further extend the agreement. The agreement provided for an initial base salary of $250,000 per year with an increase at the discretion of the board of directors, paid vacation of at least four weeks per year and a reimbursement of all reasonable expenses. Mr. Cespedes is eligible to receive increases and annual cash incentive bonuses and was initially to be paid a guaranteed annual bonus of a minimum of $50,000. Mr. Cespedes is also eligible to participate in benefit and incentive programs we may offer. Under the agreement, Mr. Cespedes is required to devote sufficient time to the Company as required to satisfactorily perform his duties. We have also entered into an indemnification agreement with Mr. Cespedes. Due to the Company’s financial situation, on July 18, 2014, Mr. Cespedes forgave approximately $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

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

How Compensation for our Directors and Executive Officers was Determined

None of our directors receive any compensation for their services as a member of the Board of Directors. Our chief executive officer, Edward Cespedes, is compensated as per his employment agreement entered into on August 15, 2011 and amended agreement entered into on July 18, 2014. Mr. Cespedes is an experienced executive and we believe his compensation is commensurate with executives of publicly traded entities with similar background and experience.

2014 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2014 or 2013.

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

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 19, 2015, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 1201 NE 38th Street, Suite B-1, Oakland Park, Florida 33334. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 12,613,157 shares of common stock outstanding as of March 19, 2015, together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 19, 2014, for each stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Edward Cespedes (1)	869,721	6.9%
All officers and directors as a group (one person) (1)	869,721	6.9%
Celentano Consulting Company, LLC (2)	3,117,527	24.7%
Vincent L. Celentano (3)	5,976,525	47.4%
William D. Celentano (4)	741,223	5.9%

———————

(1)

Includes shares of our Common Stock held of record by Edward A. Cespedes Revocable Trust dated August 22, 2007, beneficially owned and controlled by Edward A. Cespedes as trustee, and EAC Management, LLC, an entity controlled by Mr. Cespedes. The number of shares beneficially owned by Mr. Cespedes excludes 326,322 shares held in trust for the benefit of his children over which he disclaims beneficial ownership.

(2)

Excludes shares of our Common Stock issuable to Celentano Consulting Company, LLC upon the conversion of outstanding secured convertible notes in the aggregate principal and interest amount of $191,663 at March 19, 2015, convertible at $0.345 per share.  The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock.  Mr. Celentano is the Manager of Celentano Consulting Company, LLC.  The address of Celentano Consulting Company, LLC is 987 Hillsboro Mile, Hillsboro, Florida 33062.

(3)

Includes ownership interests held by Celentano Consulting Company, LLC.  Mr. Celentano is the Manager of Celentano Consulting Company, LLC.  Excludes shares of our Common Stock issuable to Vincent L. Celentano upon the conversion of outstanding unsecured convertible notes in the aggregate principal and interest amount of $106,050 at March 19, 2015, convertible at prices ranging from $0.12 and $0.30 per share. The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock.  The address of Vincent L. Celentano is 987 Hillsboro Mile, Hillsboro, Florida 33062.  Mr. Celentano disclaims any beneficial interest in securities held by his brother, William D. Celentano.

(4)

Includes ownership interests held in a trust for the benefit of William D. Celentano.  Excludes shares of our Common Stock issuable to William Celentano upon the conversion of outstanding unsecured convertible notes in the aggregate principal and interest amount of $192,500 at March 19, 2015, convertible at prices ranging from $0.12 and $0.30 per share. The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock.  The address of Vincent D. Celentano is 987 Hillsboro Mile, Hillsboro, Florida 33062.  Mr. Celentano disclaims any beneficial interest in securities held by his brother, Vincent L. Celentano.

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

During September 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for “per transaction” payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of December 31, 2014, the Company has recognized $79 revenue under the proposed licensing agreement.

Throughout fiscal year 2013 and 2014 we received unsecured non -interest bearing cash advances from our chief executive officer. At December 31, 2014, $0 was outstanding. The advances were used to satisfy payroll and payroll taxes and other working capital requirements. The advances were payable on demand.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 with Celentano Consulting Company, LLC, an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note.  As of December 31, 2014, the note was past its maturity date.  However, Celentano Consulting Group has agreed in writing to extend the maturity date of such note to December 23, 2015.

As of December 31, 2014, the Company issued a series of unsecured promissory notes in the aggregate principal amount of $277,073 to Vincent Celentano, William Celentano and Celentano Consulting Company, LLC, an affiliate of the Company. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price ranging from $0.10 to $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company used the proceeds for working capital purposes. Celentano Consulting Company has notified the Company that it intends to convert these notes into shares of the Company’s common stock in conjunction with, and as soon as practicable, following the closing of the asset purchase.

From January 1, 2015 through March 13, 2015 the Company issued a series of 7% unsecured promissory notes in the aggregate principle amount of $182,500 to the 1985 Irrevocable Trust of William Celentano, a trust benefitting and controlled by William Celentano. The notes may be converted at the option of the holder at a conversion price of $0.30, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock.  William Celentano is the brother of Vincent Celentano. Each person disclaims beneficial interest in the securities held by the other.

During the year ended December 31, 2014, the Company issued an aggregate of 3,522,180 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest of $994,618. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The notes were convertible at prices ranging from $0.10 to $0.345 per share at the option of the holder.

On February 12, 2013, we entered into an asset purchase agreement with WCIS Media, LLC, a related party, to acquire a web-based technology platform in exchange for 4,347,826 shares of our common stock. We believe that this platform has features and benefits which we will integrate into our PayMeOn Platform, including: (1) lead generation tracking and reporting, (2) merchant categorization and sub categorization, (3) consumer tracking and qualification, (4) merchant bidding capabilities, and (5) offline tracking and service, including live transfer capabilities for consumers. The closing of the asset purchase agreement occurred on April 1, 2013.  From an accounting standpoint, we treated this transaction as an asset purchase as the transaction does not meet the criteria of a business combination with the guidelines of FASB Accounting Standards Codification 805 – Business Combination. In addition, because we acquired this asset from a related party, under generally accepted accounting principles (GAAP) we recorded the asset on our financial statements at its historic cost. The asset was subsequently impaired.

Voting control of WCIS Media, LLC is held by Vincent L. Celentano. Mr. Celentano also holds voting control of Celentano Consulting Company LLC, a related party.

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand “Prodeco” with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost basis of $0 from related parties.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Liggett, Vogt & Webb P.A.(formerly known as Webb & Company, P.A.), as well as the fees charged for such services. In its review of non-audit service and its appointment of Liggett, Vogt & Webb P.A., the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Liggett, Vogt & Webb P.A. were approved by the Board, acting as our Audit Committee. The following table shows the fees for the years ended December 31, 2013 and 2014.

	2013	2014
Audit Fees (1)	$36,132	$40,963
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibits

Exhibit Number	Description
2.1	Merger Agreement dated February 17, 2011 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (2)
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred (6)
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013 (8)
3.5	Restated Bylaws (3)
4.1	Form of Warrant (3)
4.2	Form of Option (3)
10.1	Indemnification Agreement (4)
10.2	Lease Agreement (to be filed)
10.3	Employment Agreement with Edward Cespedes(5)
10.4	Agreement with Adility, Inc. (3)
10.5	Form of Secured Convertible Promissory Note (7)
10.6	Form of General Security Agreement (7)
10.7	Form of Unsecured Promissory Note (9)
10.8	WCIS Asset Purchase Agreement effective April 1, 2013 (10)
10.9	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC (11)
10.10	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC (11)
10.11	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014 (11)
10.12	Form of Non Exclusive Dealer Agreement with Prodeco Technologies LLC (Provided herewith)
10.13	Form of 7% Unsecured 12 Month Promissory Note issued by Prodeco Technologies, LLC in Favor of Paymeon, Inc. (provided herewith)
14.1	Code of Ethics (filed as exhibit to Form 10-K Annual Report for year ended December 31, 2011)
21.1	List of subsidiaries of the Company (3)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

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

(11)

Incorporated by reference to Form 8-K filed on July 22, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2015

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Cespedes	Director	March 26, 2015
Edward Cespedes

INDEX TO FINANCIAL STATEMENTS

PAYMEON, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

Paymeon, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Paymeon, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Paymeon, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $1,426,713, a working capital deficiency of $1,080,194 used cash in operations of $265,492 and an accumulated deficit of $7,336,183 at December 31, 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 26, 2015

PAYMEON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$1,558	$3,061
Prepaid expenses	7,252	—

TOTAL CURRENT ASSETS	8,810	3,061

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	1,029	2,616

OTHER ASSETS
Deposits	—	31,407
TOTAL ASSETS	$9,839	$37,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$229,904	$188,021
Accounts Payable - related party	28,087	—
Accrued expenses	607,431	422,891
Due to related parties	—	6,100
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $55,491 and $292,243, respectively)	221,582	668,118

TOTAL CURRENT LIABILITIES	1,089,004	1,287,130

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 12,563,457 and 5,572,688 shares issued and outstanding, respectively as of December 31, 2014 and December 31, 2013	12,563	5,573
Additional paid in capital	6,244,455	4,653,851
Accumulated deficit	(7,336,183)	(5,909,470)
TOTAL STOCKHOLDERS' DEFICIT	(1,079,165)	(1,250,046)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,839	$37,084

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Revenue
Service Revenue, net	$3,932	$10,025
Products Sales	26,440	—
Total revenue	30,372	10,025

Cost of products sold	23,574	—
Gross Profit	6,798	10,025

OPERATING EXPENSES
Professional fees	96,775	126,493
Web development and hosting	18,317	126,115
Impairment on technology and website development	—	521,009
Payroll and payroll taxes	274,473	586,674
Consulting	113,481	375,123
Travel and entertainment	13,758	22,465
Marketing expense related party	18,743	—
General and administrative	485,415	117,871
Total Operating Expenses	1,020,962	1,875,750

NET LOSS FROM OPERATIONS	(1,014,164)	(1,865,725)

OTHER EXPENSES
Interest expense	412,549	567,461
Total other expenses	412,549	567,461

Net loss before provision for income taxes	(1,426,713)	(2,433,186)

Provision for Income Taxes	—	—

NET LOSS	$(1,426,713)	$(2,433,186)

Net loss per share - basic and diluted	$(0.17)	$(0.55)

Weighted average number of shares outstanding - basic and diluted	8,514,381	4,433,572

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2012	—	$—	1,099,314	$1,099	$3,197,828	$(3,476,284)	$(277,357)

Beneficial Conversion feature on convertible debt	—	—	—	—	649,860	—	649,860

Issuance of shares for acquisition - related party	—	—	4,347,826	4,348	449,685	—	454,033

Issuance of stock for services	—	—	125,000	125	137,375	—	137,500

Warrants and Options issued for services	—	—	—	—	219,103	—	219,103

Odd lot rounding	—	—	548	1	—	—	1

Net Loss	—	—	—	—	—	(2,433,186)	(2,433,186)

Balance, December 31, 2013		—	5,572,688	5,573	4,653,851	(5,909,470)	(1,250,046)

Warrants and Options issued for services	—	—	—	—	32,597	—	32,597

Beneficial Conversion feature on convertible debt	—	—	—	—	126,347	—	126,347

Forgiveness of accrued wages	—	—	—	—	326,727	—	326,727

Conversion of loans and accrued interest to common stock	—	—	3,522,180	3,522	991,096	—	994,618

Common stock issued for services	—	—	400,000	400	87,600	—	88,000

Common Stock issued for acquisition	—	—	2,941,176	2,941	(2,941)	—	—

Sale of common stock	—	—	127,413	127	29,178	—	29,305

Net Loss	—	—	—	—	—	(1,426,713)	(1,426,713)

Balance December 31, 2014	—	$—	12,563,457	$12,563	$6,244,455	$(7,336,183)	$(1,079,165)

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,426,713)	$(2,433,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,103	9,221
Loss on disposal of assets	484	—
Impairment of website and technology	—	521,009
Amortization of debt discount	363,099	521,304
Warrants issued for services	32,597	219,103
Common stock issued for services	88,000	137,500
Changes in operating assets and liabilities:
Increase in prepaid expenses	(7,252)	—
Decrease / (increase) in deposit	31,407	(27,117)
Increase in accounts payable and accrued expenses	651,783	334,911
Decrease in deferred revenue	—	(5,080)
Net Cash Used In Operating Activities	(265,492)	(722,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website	—	(66,976)
Net Cash Used in Financing Activities	—	(66,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	14,246	6,600
Repayments to related party	(20,346)	(4,800)
Proceeds from notes payable related party - convertible	240,784	769,861
Sale of common stock	29,305	—
Net Cash Provided By Financing Activities	263,989	771,661

NET DECREASE IN CASH	(1,503)	(17,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,061	20,711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,558	$3,061

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the year ended December 31, 2014, the CEO forgave $326,727 of accrued payroll. The transaction was recorded as an increase in additional paid in capital.

During the year ended December 31, 2014, the Principal Stockholder converted $994,618 of notes payable and accrued interest into 3,522,180 shares of common stock.

During the year ended December 31, 2013, the Company issued 4,347,826 shares of common stock with a fair value of $454,033 to WCIS Media, LLC. in relation to the asset purchase agreement.

During the year ended December 31, 2013, the Company received $769,861 from a related party in exchange for convertible notes payable of $769,861 with the beneficial conversion feature valued at $649,860.

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2014, the Company has an accumulated deficit of $7,336,183, a working capital deficiency of $1,080,194 and used cash in operations of $265,492 for the year ended December 31, 2014. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

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

(E) Prepaid expenses

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair market value on the date of issuance to a consultant for public relations is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has amortized of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense.  The parties agreed to terminate the agreement and no further amounts are owed under the agreement.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2014	December 31, 2013

Computer equipment	$3,747	$6,089
Website development	24,775	24,775

Total	28,522	30,864
Accumulated depreciation	(27,493)	(28,248)
Balance	$1,029	$2,616

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,103 and $9,221 respectively. During the year ended December 31, 2014 the Company chose to impair computer equipment with a historical cost of $2,342, the Company recorded a charge for impairment of $484.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

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

(I) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2014, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. The Company enjoys a close association with this affiliate through participation that allows for a significant amount of influence over the affiliates business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2014 as the investment is below zero and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

(J) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 380,225 and 220,209 shares issuable upon the exercise of options and warrants and 1,405,076 and 2,783,655 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2014 and 2013, respectively.

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

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	December 31,
	2014	2013
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(536,872)	$(915,608)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	60,846	246,794
Change in valuation allowance	476,026	668,814

Provision for income taxes	$—	$—

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

The components of deferred income taxes are as follows:

	December 31,
	2014	2013
Deferred income tax asset:	$758,675	$836,041
Net operating loss carryforwards	1,464,277	910,885
Valuation allowance	(2,222,952)	(1,746,926)
Deferred income taxes	$—	$––

As of December 31, 2014, the Company has a net operating loss carry forward of approximately $3,891,250 available to offset future taxable income through 2034. This results in deferred tax assets of approximately $2,222,952 as of December 31, 2014. The valuation allowance at December 31, 2014 was approximately $2,222,952. The change in the valuation allowance for the year ended December 31, 2014 was an increase of $476,026. Tax returns for the years ended December 31, 2014, 2013 and 2012 are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation resulting in possible limitations on the future use of these net operating loss carry forwards.

(M) Cost of Sales

Components of cost of sales include product costs and shipping costs to customers.

(N) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(O) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(P) Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

NOTE 4 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	December 31, 2014	December 31, 2013

Loan Amount	$277,073	$960,361
Discount	(55,491)	(292,243)
Balance	$221,582	$668,118

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 and December 31, 2013 the Company amortized $79,440 and $79,440 of the debt discount and accrued interest of $11,183 and $5,622, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 and December 31, 2013 the Company amortized $86,060 and $86,060 of the debt discount and accrued interest of $12,114 and $6,090, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

On July 17, 2014, the Company converted various 7% unsecured convertible promissory notes with a conversion price of $0.345 per share is held by Celentano Consulting Company in the aggregate principal amount of $794,861 and accrued interest of $65,652 into 2,494,241 shares of common stock. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano.  In addition the Company expensed the unamortized debt discount of $50,069.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

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

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $479 and accrued interest of $34.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $19,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $19,000 for the fair value of the beneficial conversion feature. On September 26, 2014 the related party converted the principle amount of $19,000 and accrued interest of $496 into 162,459 shares of common stock. The Company expensed the unamortized debt discount of $16,605 at December 31, 2014.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $458 and accrued interest of $32.

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $5,699 and accrued interest of $399.

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $426 and accrued interest of $30.

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $268 and accrued interest of $19.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $515 and accrued interest of $36.

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $2,305 and accrued interest of $161.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

On July 8, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $2,411 and accrued interest of $169.

On July 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $4,630 and accrued interest of $324.

On July 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $2,860 and accrued interest of $240.

On July 28, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $5,129 and accrued interest of $718.

On August 19, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $2,524 and accrued interest of $193.

On September 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $1,790 and accrued interest of $215.

On September 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $2,521 and accrued interest of $176.

On October 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2014 the Company recorded accrued interest of $9.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

On October 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2014 the Company recorded accrued interest of $7.

On October 20, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $395 and accrued interest of $33.

On October 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $959 and accrued interest of $81.

On October 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment.  The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $1,557 and accrued interest of $119.

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

For the years ended December 31, 2014 and 2013 the Company recorded a salary expense of $220,627 and $300,000, respectively, including the minimum annual bonus of $25,000 and $50,000, respectively. Accrued compensation at December 31, 2014 and December 31, 2013, were $162,247 and $329,510, respectively. (See Note 8).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company's Common Stock and a warrant to purchase 31,884 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, and shall expire on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of December 31, 2014, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement.  The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorneys costs. The case is scheduled for April 2015. The Company has accrued the full amount of rent and attorney costs in the December 31, 2014 financial statements.

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

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair value on the date of issuance to a consultant for public relations, and is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has recorded an expense of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014.

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

On November 5, 2014 the Company sold a total of 127,413 shares to two individuals for proceeds of $29,305 ($0.23 per share).

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended December 31, 2014 and 2013 and the related changes during these periods are presented below.

Stock Options and Warrants	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2012	223,188	$13.11
Granted	—	—
Exercised	—	—
Expired	(2,898)	$17.94
Balance at December 31, 2013	220,290	$13.11
Granted	167,181.10
Exercised	—	—
Expired	(7,246)	17.25
Balance at December 31, 2014	380,225	$ 7.23

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

The following table summarizes information about options and warrants for the Company as of December 31, 2014 and 2013:

	2014 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$0.10 - $12.42	199,065	3.44	$12.52	199,065	$12.52
$4.83 - $10.35	36,232.15		$ 4.83	36,232	$ 4.83
$11.04 - $15.87	144,928.68		$14.89	144,928	$14.89

	2013 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$4.83 - $10.35	36,232	1.15	$ 4.83	268	$ 4.83
$10.36 - $17.25	184,058	1.20	$14.89	130,435	$14.89

The Company's stock price was lower than the weighted average exercise price at December 31, 2014 and 2013, therefore there is no aggregate intrinsic value of the options and warrants.

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

On February 23, 2012, the Company granted warrants to purchase 2,898 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants vest ratably upon the sale of 400 associated accounts by the consultant. However, in the event of the sale of the Company to a third party within 18 months of the date of the warrants, 50% of the warrants shall immediately vest. In the event of the sale of the Company to a third party after 18 months of the date of the warrants (and prior to the expiration of the warrants), all remaining issued, but unexercised warrants shall immediately vest. The warrants expire on February 2, 2015. As of December 31, 2014 the consultant has sold 37 accounts. The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; (Accounting for Equity Instruments Issued to Other Than Employees). These warrants require a future performance commitment by the recipient. Therefore, the Company will expense the fair value of these securities over the period in which the performance commitment is earned. For the year ended December 31, 2012, the warrants were valued using the Black Scholes option pricing model, with the following assumptions: dividend rate of 0%, annual volatility of 232%, risk free interest rate of .29% and expected life of 2 years.

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of December 31, 2014, the consultant has not reached these milestones.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

On February 23, 2012, the Company granted warrants to purchase 33,334 shares of its common stock to consultants at an exercise price of $4.83 per share. The warrants begin to vest upon the sale of 6 associated accounts by the consultant and will vest 7 warrants per account sold thereafter. The warrants expire on February 23, 2015. As of December 31, 2014, the consultant has not reached these milestones.

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

For the years ended December 31, 2014 and 2013 the Company recorded a salary expense of $220,627 and $300,000, respectively, including the minimum annual bonus of $25,000 and $50,000, respectively. Accrued compensation at December 31, 2014 and December 31, 2013, were $162,247 and $329,510, respectively. (See Note 5).

During the year ended December 31, 2013 and 2014, the Company's Chief Executive Officer advanced the Company a total of $6,600 and $14,246, respectively. The amounts are non –interest bearing and payable on demand. During the year ended December 31, 2013 $500 was repaid. During the year ended December 31, 2014 $20,346 was repaid. As of December 31, 2014 and December 31, 2013, the Company owed the Chief Executive Officer a total of $0 and $6,100 respectively

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for "per transaction" payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of December 31, 2014 and 2013 the Company has recognized $79 and $717, respectively revenue under the proposed licensing agreement.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2014, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

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

See Note 4 for Convertible Notes Payable Related Party.

See Note 2F for discussion on Website Development and Related Party.

NOTE 9 – CONCENTRATIONS

For the year ended December 31, 2013, there were no customers of service revenue that exceeded 10% of sales. For the year ended December 31, 2014 100% of the product sales were derived from four customers 24%, 17%, 11%, and 11% respectively and 100% of cost of goods sold were acquired from an affiliate entity.

NOTE 10 – SUBSEQUENT EVENTS

On January 5, 2015 the Company sold a total of 50,000 shares to an individual for proceeds of $17,500 ($0.35 per share).

On January 20, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment, and limitation on conversion.

On January 20, 2015, the Company loaned $75,000 to Prodeco Technologies, LLC.  The loan bears interest at 7% per annum and is due three years from issuance.

On February 6, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment, and limitation on conversion.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 (continued)

On February 6, 2015, the Company loaned $9,670 to Prodeco Technologies, LLC.  The loan bears interest at 7% per annum and is due three years from issuance.

On March 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment and limitation on conversion.