Form 10-Q
period 2015-03-31
PayMeOn, Inc.
filed 2015-05-20
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

1201 NE 38th Street, Suite B-1, Oakland Park, FL 33334

(Address of Principal Executive Office) (Zip Code)

(800) 831-4743

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 15, 2015
Common Stock, $0.001 Par Value Per Share	12,613,637

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,647	$1,558
Prepaid expenses	—	7,252
Prepaid expenses - related party	4,568	—
Interest receivable- related party	1,483	—

TOTAL CURRENT ASSETS	13,698	8,810

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	842	1,029

OTHER ASSETS
Notes receivable - related party	84,760	—
TOTAL ASSETS	$99,300	$9,839

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$199,635	$229,904
Accounts Payable - related party	—	28,087
Accrued expenses	688,682	607,431
Deferred revenue	4,568	—
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $190,662 and $55,491, respectively)	269,911	221,582

TOTAL CURRENT LIABILITIES	1,164,796	1,089,004

COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)	—	—

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 12,613,637 and 12,563,637 shares issued and outstanding, respectively as of March 31, 2015 and December 31, 2014	12,613	12,563
Additional paid in capital	6,445,405	6,244,455
Accumulated deficit	(7,523,514)	(7,336,183)
TOTAL STOCKHOLDERS'S DEFICIT	(1,065,496)	(1,079,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,300	$9,839

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Revenue
Service Revenue, net	$99	$2,448
Products Sales	16,589	—
Total revenue	16,688	2,448

Cost of products sold	15,826	—
Gross Profit	862	2,448

OPERATING EXPENSES

Professional fees	29,111	6,351
Web development and hosting	1,490	11,247
Payroll and payroll taxes	50,939	79,847
Consulting	17,211	8,088
Travel and entertainment	3,762	3,305
Marketing -related party	23,924	—
General and administrative	8,305	370,877
Total Operating Expenses	134,742	479,715

NET LOSS FROM OPERATIONS	(133,880)	(477,267)

OTHER INCOME / (EXPENSES)
Interest income - related party	1,483
Interest expense	(54,934)	(169,318)
Total other expenses	(53,451)	(169,318)

Net loss before provision for income taxes	(187,331)	(646,585)

Provision for Income Taxes	—	—

NET LOSS	$(187,331)	$(646,585)

Net loss per share - basic and diluted	$(0.01)	$(0.12)

Weighted average number of shares outstanding - basic and diluted	12,610,679	5,572,688

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,331)	$(646,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	305
Amortization of debt discount	48,329	152,052
Warrants issued for services	—	8,088
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,252	—
Decrease in deposit	—	31,407
Increase in prepaid expense - related party	(4,568)	—
Increase in interest receivable - related party	(1,483)	—
Decrease in accrued expenses - related party	(28,087)	—
Increase in deferred revenue	4,568	—
Increase in accounts payable and accrued expenses	50,982	384,790
Net Cash Used In Operating Activities	(110,151)	(69,943)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related party	(84,760)	—
Net Cash Used in Investing Activities	(84,760)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances - related party	20,530	—
Repayments to related party	(20,530)	(6,100)
Proceeds from notes payable related party - convertible	183,500	74,131
Sale of common stock	17,500	—
Net Cash Provided By Financing Activities	201,000	68,031

NET INCREASE / (DECREASE) IN CASH	6,089	(1,912)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,558	3,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,647	$1,149

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the three months ended March 31, 2015, the Company received $183,500 from a related party in exchange for convertible notes payable of $183,500 with the beneficial conversion feature valued at $183,500.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2015 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

PayMeOn owns and operates products aimed at the location-based marketing industry. PayMeOn develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn has had nominal revenues since its inception. PayMeOn's mobile application product is designed to offer members using the application income potential when they allow PayMeOn's merchant customer information to be included with their mobile recommendations and referrals. In addition the Company has begun selling electric bike cycles from an affiliate entity which the Company recently acquired a 19.4% equity interest (See note 9).

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2015, the Company has an accumulated deficit of $7,523,514, a working capital deficiency of $1,151,098 and used cash in operations of $110,151 for the three months ended March 31, 2015. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

AS OF MARCH 31, 2015

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

(D) Prepaid expenses

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair market value on the date of issuance. In addition the Company is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has amortized of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. During the three months ended March 31, 2015 the Company expensed the remaining balance of $7,252. The parties agreed to terminate the agreement and no further amounts are owed under the agreement. During the three months ended March 31, 2015 the Company expensed the remaining balance of $7,252.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

(E) Computer and Equipment and Website Costs

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	March 31, 2015	December 31, 2014

Computer equipment	$3,747	$3,747
Website development	24,775	24,775

Total	28,522	28,522
Accumulated depreciation	(27,680)	(27,493)
Balance	$842	$1,029

Depreciation expense for three months ended March 31, 2015 and 2014 was $187 and $305 respectively. During the year ended December 31, 2014 the Company chose to impair computer equipment with a historical cost of $2,342, the Company recorded a charge for impairment of $484.

(F) Impairment of Long-Lived Assets

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

AS OF MARCH 31, 2015

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

(H) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at March 31, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. The Company enjoys a close association with this affiliate through participation that allows for a significant amount of influence over the affiliates business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at March 31, 2015 as the investment is below zero and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 343,993 and 213,044 shares issuable upon the exercise of options and warrants and 2,016,743 and 3,316,328 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended March 31, 2015 and 2014, respectively.

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

AS OF MARCH 31, 2015

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

(K) Income Taxes

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

(L) Cost of Sales

Components of cost of sales include product costs and shipping costs to customers.

(M) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(N) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(O) Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 – NOTES RECEIVABLE RELATED PARTY

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Proedco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. As of March 31, 2015 the Company has recorded $1,483 of interest income.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	March 31, 2015	December 31, 2014

Loan Amount	$460,573	$277,073
Discount	(190,662)	(55,491)
Balance	$269,911	$221,582

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 and December 31, 2013 the Company amortized $79,440 and $79,440 of the debt discount. Accrued interest at March 31, 2015 and December 31, 2014 amounted to $12,554 and $11,183, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 and December 31, 2013 the Company amortized $86,060 and $86,060 of the debt discount. Accrued interest at March 31, 2015 and December 31, 2014 amounted to $13,600 and $12,144, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $666 and $479 and accrued interest amounted to $47 and $34, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of March 31, 2015 December 31, 2014 the Company amortized $643 and $458 and accrued interest amounted to $45 and $32, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $8,164 and $5,699 and accrued interest amounted to $572 and $399, respectively.

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $618 and $426 and accrued interest amounted to $43 and $30, respectively.

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $392 and $268 and accrued interest amounted to $27 and $19, respectively.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $762 and $515 and accrued interest amounted to $53 and $36, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $3,415 and $2,305 and accrued interest amount to $239 and $161, respectively.

On July 8, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $3,644 and $2,411 and accrued interest amounted to $255 and $169.

On July 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $7,096 and $4,630 and accrued interest amounted to $497 and $324, respectively.

On July 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $4,401 and $2,860 and accrued interest amounted to $370 and $240, respectively.

On July 28, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $8,088 and $5,129 and accrued interest amounted to $1,132 and $718, respectively.

On August 19, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $4,219 and $2,524 and accrued interest amounted to $322 and $193, respectively.

On September 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $3,228 and $1,790 and accrued interest amounted to $387 and $215, respectively.

On September 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $4,986 and $2,521 and accrued interest amounted to $349 and $176, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

On October 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2015 and December 31, 2014 the Company recorded accrued interest of $17 and $9, respectively.

On October 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2015 and December 31, 2014 the Company recorded accrued interest of $13 and $7, respectively.

On October 20, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $888 and $395 and accrued interest of $75 and $33, respectively.

On October 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $2,192 and $959 and accrued interest amounted to $184 and $81.

On October 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of March 31, 2015 and December 31, 2014 the Company amortized $3,817 and $1,557 and accrued interest of $292 and $119, respectively.

On January 5, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 the Company amortized $233 and accrued interest amounted to $16.

On January 20, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 the Company amortized $16,301 and accrued interest amounted to $1,141.

On February 6, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of March 31, 2015 the Company amortized $6,897 and accrued interest amounted to $483.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

On March 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of March 31, 2015 the Company amortized $2,603 and accrued interest amounted to $182.

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

For the three months ended March 31, 2015 and 2014 the Company recorded a salary expense of $43,750 and $75,000, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at March 31, 2015 and December 31, 2014 were $194,467 and $162,497, respectively (See Note 9).

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company's Common Stock and a warrant to purchase 31,884 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, expired on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of March 31, 2015, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorneys costs. The case is scheduled for April 2015. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of March 31, 2015.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

On February 26, 2015 the Company entered into a financial advisory agreement. Advisor agrees to provide services to the Company to include, but not be limited to, the following activities: (i) Assisting in refining the short form business summary of Company operations (the "Descriptive Materials"); (ii) Assisting the Company in refining/outlining its interim and longer term capital requirements; (iii) Identifying the capital request, the Use of Proceeds and the corresponding financial projections for the Company and assisting in the process of developing any joint venture or other business development opportunities that may emerge as a result of initiatives by the Advisor. In consideration for advisory services, the non-refundable sum of $15,000 is to be paid on execution of the agreement and $2,500 to be paid each 30 days thereafter for the term of this agreement. In the event that the Company receives a minimum of $500,000 of new funding during the term, the monthly retainer of $2,500 will be raised to $5,000 for the balance of the term. The Company shall reimburse Advisor for any pre-approved, out-of-pocket expenses incurred in connection with its efforts on behalf of the Company. In the event that an equity transaction is consummated with any party introduced during the term of the agreement or within one year thereafter the Company by Advisor or with any party with which Advisor was in discussions with on behalf of and at the direction of the Company, the Company shall pay a consulting fee at closing, as cash, equal to 6% to 7.5% of the  Transaction Value. For mezzanine debt transactions, the Company shall pay a consulting fee at closing of 5%. Additionally, warrant consideration will be discussed on a deal by deal basis. The agreement has an initial term of four (4) months and will renew automatically in the event that neither party has provided written notice of cancellation.

NOTE 7 – STOCKHOLDERS DEFICIT

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

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair value on the date of issuance to a consultant for public relations, and is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has recorded an expense of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. The Company expensed the remaining balance of $7,252 during the three months ended March 31, 2015.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 8 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended March 31, 2015 and December 31, 2014 and the related changes during these periods are presented below.

Stock Options and Warrants	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2014	380,225	$7.23
Granted	—	—
Exercised	—	—
Expired	(36,232)	4.83
Balance at March 31, 2015	343,993	$7.10

The Company's stock price was lower than the weighted average exercise price at March 31, 2015 and 2014, therefore there is no aggregate intrinsic value of the options and warrants.

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

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of March 31, 2015, the consultant has not reached these milestones.

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

NOTE 9 – RELATED PARTIES

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Proedco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. As of March 31, 2015 the Company has recorded $1,483 of interest income.

During the three months ended March 31, 2015 the Company reimbursed Vincent L. Celentano, the Company's majority shareholder $18,500 for marketing expenses paid on behalf of the Company.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

For the three months ended March 31, 2015 and 2014 the Company recorded a salary expense of $43,750 and $75,000, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at March 31, 2015 and December 31, 2014 were $194,467 and $162,497, respectively. (See Note 6).

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for "per transaction" payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of March 31, 2015 and 2014 the Company has recognized $15 and $0, respectively revenue under the proposed licensing agreement.

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at March 31, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

See Note 5 for Convertible Notes Payable Related Party.

NOTE 10 – CONCENTRATIONS

For the year ended December 31, 2014, 100% of product sales were derived from four customers. For the three months ended March 31, 2015 100% of the product sales were derived from four customers 49%, 24%, 17%, and 10% respectively and 100% of cost of goods sold were acquired from an affiliate entity.

NOTE 11 – SUBSEQUENT EVENTS

On May 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment, and limitation on conversion.

On April 14, 2015 the Company entered into a securities exchange agreement (the “Exchange Agreement”) with Vincent L. Celentano, an individual shareholder of the Company (“Celentano”), Prodeco Technologies, LLC, liability company (“PROTEC”) and each of the members of Prodeco (each a “PROTEC Member” and collectively, the “PROTEC Members”). On the execution date the Company held a 19.4% equity interest in PROTEC. Under the Exchange Agreement the Company agreed to acquire the remaining 80.6% interest of PROTEC from the PROTEC Members in exchange for an aggregate of 62,224,700 shares of newly issued shares of the of common stock, subject to certain conditions to closing.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

In addition to the Exchange Shares, the Company and Celentano have agreed to retire 3,023,440 shares of common stock of the Company held by Celentano. Celentano has also agreed to forgive loans and advances made to the Company in the principal amount of approximately $266,000 prior to the closing of the Exchange Agreement and satisfy certain Company liabilities. Furthermore, prior to the Execution Date Celentano and his affiliates have made advances to PROTEC (the “PROTEC Loans”) and as a condition to closing of the Transaction, have agreed to convert the PROTEC Loans into PROTEC membership interests which shall be included in the exchange and within the Exchange Shares. PROTEC and the PROTEC Members, including Celentano and his affiliates, have agreed to forgive or otherwise satisfy certain PROTEC liabilities prior to closing, such that on the closing date the Company shall assume up to approximately $1,000,000 of advances and loans payable by PROTEC.

Upon the closing of the Transaction there will be approximately 71,814,717 shares of the Company’s common stock issued and outstanding.

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

Overview

During 2013 through September 30, 2014 we have spent significant resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. This “ride along” concept is designed to allow users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income. PayMeOn will be compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model. For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income. PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the concept is substantially unique and are in the process of preparing application for intellectual property protection.

While we completed the initial development of the “ride along” product, we have lacked the funds to properly deploy it and begin aggressively marketing it to both service providers and the general public. The product’s success will depend on our ability to properly market the product to both and the credibility of the product will depend in large part on our ability to pay users any social income they earn. Accordingly, without additional funds, we cannot take the product to market.

In July 2014 we acquired a 19.4% stake in Prodeco Technologies, LLC (“ProdecoTech”), a private manufacturer of electric bicycles based in Oakland Park, Florida.  In September, 2014, we began selling ProdecoTech electric bikes through our retail website “www.irideelectric.” The ProdecoTech membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of ProdecoTech. A Better Bike was owned by Vincent L. Celentano, the Company’s largest individual shareholder. EBikes was owned by Vincent D. Celentano II, the son of Vincent L. Celentano. Sales generated at www.irideelectric.com are also branded as “powered by PayMeOn” and recorded as sales made by our wholly-owned subsidiary, HLM Paymeon, Inc. We acquired the stake in ProdecoTech because sales of ProdecoTech branded electric bicycles have largely been generated by “word of mouth” referrals and we believe that adding our social income® concept will (1) accelerate sales of the already popular ProdecoTech products, and (2) help expand the visibility of PayMeOn’s social income® concept. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at March 31, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method. As discussed below, subsequent to the period covered by this report we entered into a securities exchange agreement to acquire the remaining equity interests in ProdecoTech, subject to conditions to closing. There are no assurances that we will complete the acquisition of ProdecoTech.

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

Results of Operations

Revenues for the three months ended March 31, 2015, totaled $16,589, and were principally derived from sales of ProdecoTech electric bicycles. Revenues for the three months ended March 31, 2014, were $2,448, and were derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages.

Operating expenses for the three months ended March 31, 2015 totaled $134,742, a decrease of $344,973 or 72% from $479,715 for the three months ended March 31, 2014. The decrease in operating expenses for the three months ended March 31, 2015 was primarily due to a reduction in general and administrative (G&A) expenses of $362,572 which was primarily attributable to the Company’s default on the lease.  As a result of the Company’s default under its lease agreement for its executive offices located at 2400 East Commercial Boulevard, Fort Lauderdale, FL 33304 during March 2014, management accrued an expense of $388,866 for the remaining lease payments. On February 11, 2015, the landlord for the Company’s former office space filed a motion for summary judgment in connection with the Company’s failure to comply with the lease terms and subsequent to the period covered by this report. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of March 31, 2015. The G&A decrease was partially offset by a $23,924 increase in Marketing from a related party. In addition there was approximately $22,760 increase in professional fees during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The fees in 2015 were related to professional costs associated with the ProdecoTech exchange agreement. Furthermore, consulting expenses increased by approximately $9,123 during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015 and December 31, 2014, we had $7,647 and $1,558 of cash, respectively. At March 31, 2015, we had working a capital deficit of $1,151,098. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2015, the Company had an accumulated deficit of $7,523,514. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the continued costs and expenses associated with our proposed acquisition of ProdecoTech and marketing of the PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term and lack of working capital could prevent us from completing our acquisition of ProdecoTech.

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

On January 5, 2015 the Company sold a total of 50,000 shares of restricted common stock to an individual for proceeds of $17,500. No commissions were paid.

From January 1, 2015 through March 31, 2015, the Company received an aggregate of $183,500 from a related party for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the respective note. The notes are convertible into shares of common stock at $0.30 per share, subject to adjustment and certain limitations on conversion.

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Proedco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date.

On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date.

On May 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment, and limitation on conversion.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $500,000 to maintain our current operations through the next 12 months and up to $750,000 to complete the acquisition of ProdecoTech discussed below. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Plan of Operations

We intend on continuing our efforts primarily towards completing development of the Company’s PayMeOn products, focusing primarily on the evolution of our “ride along” product. We expect that the product will require continuous improvement and upgrade, as is common in the marketplace. Provided we are able to secure additional financing, we hope to commence the marketing of the “ride along” product during 2015. Our marketing will focus first on selling service providers the ability to be included or “ride along” with other service provider recommendations made using our mobile application by PayMeOn members.

We also expect to continue marketing our Hyperlocal Marketing platform and products, but primarily as bundled or complimentary additions to our PayMeOn product and under the PayMeOn name. As our development efforts come to fruition, we will focus our efforts on developing sales and distribution channels for PayMeOn. We will primarily focus our sales and distribution efforts on developing partnerships with third-party sales companies and organizations, and on developing partnerships with businesses that have large databases they wish to monetize using our social, local and mobile, PayMeOn platform. We believe that value can be created by partnering with businesses that can overlay the sale of their products with our social income® capabilities to accelerate word of mouth referrals by their customers. Accordingly, PayMeOn intends to expand its business plan to include the possible acquisition of stakes in companies that could experience accelerating growth due to the application of its social income® capabilities.

As discussed above, during July 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in ProdecoTech and we currently sell ProdecoTech electric bicycles on a limited basis online under a non-exclusive dealer agreement.  On April 14, 2015 we entered into a securities exchange agreement (the “Exchange Agreement”) with Vincent L. Celentano, an individual shareholder of the Company (“Celentano”), ProdecoTech and each of the members of Prodeco (each a “ProdecoTech Member” and collectively, the “ProdecoTech Members”). On the execution date the Company held a 19.4% equity interest in ProdecoTech. Under the Exchange Agreement the Company agreed to acquire the remaining 80.6% interest of ProdecoTech from the ProdecoTech Members in exchange for an aggregate of 62,224,700 shares of newly issued shares of restricted the Company’s common stock (the “Exchange Shares”), subject to certain conditions to closing (the “Transaction”).

In addition to the Exchange Shares, the Company and Celentano have agreed to retire 3,023,440 shares of common stock of the Company held by Celentano. Celentano has also agreed to forgive loans and advances made to the Company in the principal amount of approximately $266,000 prior to the closing of the Exchange Agreement and satisfy certain Company liabilities. Furthermore, prior to the Execution Date Celentano and his affiliates have made advances to ProdecoTech (the “ProdecoTech Loans”) and as a condition to closing of the Transaction, have agreed to convert the ProdecoTech Loans into ProdecoTech membership interests which shall be included in the exchange and within the Exchange Shares. ProdecoTech and the ProdecoTech Members, including Celentano and his affiliates, have agreed to forgive or otherwise satisfy certain ProdecoTech liabilities prior to closing, such that on the closing date the Company shall assume up to approximately $1,000,000 of advances and loans payable by ProdecoTech.

In the event the Transaction is completed, there will be approximately 71,814,717 shares of the Company’s common stock issued and outstanding. The closing of the Transaction is subject to a number of conditions to closing, including, but not limited to: (1) the forgiveness or satisfaction of the loans, advances and liabilities referenced above, (2) retirement of 3,023,440 shares of the Company’s common stock held by Celentano, (3) the filing and mailing of an information statement on Schedule 14F-1, (4) execution of new employment agreements with Cespedes and Robert Provost and Daniel DelAguila, the executive officers of ProdecoTech, and (5) expansion of the board of directors to up to seven members and the appointment of up to 6 new members nominated by the ProdecoTech Members or their affiliates.

The target closing date for the Transaction, assuming the conditions to closing are satisfied or waived, is on or before July 1, 2015. However, there are no assurances that the Transaction will ultimately be completed. Each party's obligation to consummate the Transaction is subject to customary closing conditions, including the condition that all representations and warranties, including a representation that no material adverse change has occurred, are true and correct on the date of closing as if made on such date. The Exchange Agreement is subject to customary termination provisions and, in addition, may be terminated by ProdecoTech or the Company if specified closing conditions have not been fulfilled by July 1, 2015, unless the terminating party has failed to comply or perform its covenants and obligations in the Exchange Agreement at the time of such termination.  Accordingly, we cannot provide any reasonable assurances that the Transaction will be completed.  Even in the event we complete the Transaction, the success of the acquisition will depend, in part, on our ability to realize the anticipated growth opportunities from combining the two entities. The integration of the companies will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. Furthermore, in the event the acquisition is completed, in order to continue operating and remain a going concern, the combined company will need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.), and there can be no assurance that it will be successful in such pursuits. In the past, both companies have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. However, the combined company may not be able to acquire the additional funding necessary to continue operating. Accordingly, if the combined company is unable to generate adequate cash from operations, and if it is unable to find sources of funding, it may be necessary for it to sell one or more lines of business or all or a portion of its assets, enter into a business combination, reduce or eliminate operations, liquidate assets, or seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the combined company’s existing stockholders or that result in its existing stockholders losing all of their investment in the combined company.

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

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2015 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2015 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report we have sold the securities below without registration under the Securities Act of 1933, as amended, under the exemption provided by Section 4(a)(2) of the Securities Act. The securities contain legends restricting their transferability absent registration or applicable exemption.  No fees of commissions were paid in connection with any of the transactions.

On January 5, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment.

On January 5, 2015 the Company sold a total of 50,000 restricted shares of common stock to an individual accredited investor for proceeds of $17,500 ($0.35 per share).

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

Date: May 20, 2015

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer