Form 10-Q
period 2015-06-30
PayMeOn, Inc.
filed 2015-08-19
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-53574

———————

PayMeOn, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	20-4959207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5961 NE 18th Terrace, Fort Lauderdale, Fl  33308

(Address of Principal Executive Office) (Zip Code)

(800) 831-4743

(Registrant’s telephone number, including area code)

1201 NE 38th Street, Suite B-1, Oakland Park, FL 33334

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 17, 2015
Common Stock, $0.001 Par Value Per Share	12,613,457

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,086	$1,558
Prepaid expenses	—	7,252

TOTAL CURRENT ASSETS	8,086	8,810

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	655	1,029

TOTAL ASSETS	$8,741	$9,839

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$249,982	$229,904
Accounts Payable - related party	—	28,087
Accrued expenses	689,980	607,431
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $159,207 and $55,491, respectively and related party receivables of $87,727 and $0	255,140	221,582

TOTAL CURRENT LIABILITIES	1,197,102	1,089,004

COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)	—	—

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 12,613,457 and 12,563,457 shares issued and outstanding, respectively as of June 30, 2015 and December 31, 2014	12,613	12,563
Additional paid in capital	6,485,755	6,244,455
Accumulated deficit	(7,686,729)	(7,336,183)
TOTAL STOCKHOLDERS'S DEFICIT	(1,188,361)	(1,079,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,741	$9,839

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Service Revenue, net	$39	$592	$138	$3,040
Products Sales	4,965	—	21,554	—
Total revenue	5,004	592	21,692	3,040

Cost of products sold	4,368	—	20,194	—
Gross Profit	636	592	1,498	3,040

OPERATING EXPENSES
Professional fees	6,953	45,668	36,064	52,019
Web development and hosting	688	2,457	2,178	13,704
Payroll and payroll taxes	47,344	81,074	98,283	160,921
Consulting	20,502	17,455	37,713	25,543
Travel and entertainment	3,474	1,044	7,236	4,349
Marketing -related party	100		24,024	—
General and administrative	5,741	10,840	14,046	381,717
Total Operating Expenses	84,802	158,538	219,544	638,253

NET LOSS FROM OPERATIONS	(84,166)	(157,946)	(218,046)	(635,213)

OTHER INCOME / (EXPENSES)
Interest income - related party	1,484	—	2,967	—
Interest expense	(80,533)	(115,922)	(135,467)	(285,240)
Total other expenses	(79,049)	(115,922)	(132,500)	(285,240)

Net loss before provision for income taxes	(163,215)	(273,868)	(350,546)	(920,453)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(163,215)	$(273,868)	$(350,546)	$(920,453)

Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.17)

Weighted average number of shares outstanding - basic and diluted	12,613,457	5,572,688	12,612,076	5,572,688

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350,546)	$(920,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	374	610
Amortization of debt discount	120,135	248,639
Warrants issued for services	—	25,543
Changes in operating assets and liabilities:
Decrease in deposit	—	31,407
Decrease in prepaid expense - related party	7,252	—
Increase in interest receivable - related party	(2,967)	—
Decrease in accrued expenses - related party	(28,087)	—
Increase in accounts payable and accrued expenses	102,627	477,026
Net Cash Used In Operating Activities	(151,212)	(137,228)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related party	(84,760)	—
Net Cash Used in Investing Activities	(84,760)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances - related party	—	—
Repayments to related party	—	(6,100)
Proceeds from notes payable related party - convertible	225,000	147,502
Sale of common stock	17,500	—
Net Cash Provided By Financing Activities	242,500	141,402

NET INCREASE IN CASH	6,528	4,174

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,558	3,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,086	$7,235

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the six months ended June 30, 2015, the Company received $225,000 from a related party in exchange for convertible notes payable of $225,000 with the beneficial conversion feature valued at $223,850.

During the six months ended June 30, 2015 a related party elected to accept as a payment the note receivable of $84,760 and accrued interest of $2,967 against convertible notes payable related party.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2015 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2015, the Company has an accumulated deficit of $7,686,729, a working capital deficiency of $1,189,016 and used cash in operations of $151,212 for the six months ended June 30, 2015. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

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

(D) Prepaid expenses

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair market value on the date of issuance. In addition the Company is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has amortized of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. During the six months ended June 30, 2015 the Company expensed the remaining balance of $7,252. The parties agreed to terminate the agreement and no further amounts are owed under the agreement.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	June 30, 2015	December 31, 2014

Computer equipment	$3,747	$3,747
Website development	24,775	24,775

Total	28,522	28,522
Accumulated depreciation	(27,867)	(27,493)
Balance	$655	$1,029

Depreciation expense for three and six months ended June 30, 2015 and 2014 was $187, $374, $305 and $610 respectively. During the year ended December 31, 2014 the Company chose to impair computer equipment with a historical cost of $2,342, the Company recorded a charge for impairment of $484.

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

AS OF JUNE 30, 2015

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

(H) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at June 30, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. The Company enjoys a close association with this affiliate through participation that allows for a significant amount of influence over the affiliates business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at June 30, 2015 as the investment is below zero and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method.

On April 14, 2015 the Company entered into a securities exchange agreement (the “Exchange Agreement”) with Vincent L. Celentano, an individual shareholder of the Company (“Celentano”), Prodeco Technologies, LLC, liability company (“PROTEC”) and each of the members of Prodeco (each a “PROTEC Member” and collectively, the “PROTEC Members”). On the execution date the Company held a 19.4% equity interest in PROTEC. Under the Exchange Agreement the Company agreed to acquire the remaining 80.6% interest of PROTEC from the PROTEC Members in exchange for an aggregate of 62,224,700 shares of newly issued shares of the of common stock (the “Exchange Shares”), subject to certain conditions to closing.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 343,993 and 215,942 shares issuable upon the exercise of options and warrants and approximately $2 million and $4 million shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended June 30, 2015 and 2014, respectively.

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

AS OF JUNE 30, 2015

(UNAUDITED)

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

NOTE 4 – NOTES RECEIVABLE RELATED PARTY

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Prodeco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and six months ended June 30, 2015 the Company has recorded $1,484 and $2,967 of interest income which has not been paid. As of June 30, 2015 the related party elected to accept as a payment of the note receivable $84,760 and accrued interest of $2,967 against convertible notes payable related party.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	June 30, 2015	December 31, 2014

Loan Amount	$502,074	$277,073
Notes receivable related party (See note 4 above)	(87,727)	—
Discount	(159,207)	(55,491)
Balance	$255,140	$221,582

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 and December 31, 2013 the Company amortized $79,440 and $79,440 of the debt discount. Accrued interest at June 30, 2015 and December 31, 2014 amounted to $13,940 and $11,183, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 and December 31, 2013 the Company amortized $86,060 and $86,060 of the debt discount. Accrued interest at June 30, 2015 and December 31, 2014 amounted to $15,102 and $12,144, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature.  On May 15, 2015, the note holder agreed to extend the note through May 15, 2016, As of June 30, 2015 and December 31, 2014 the Company amortized $760 and $479 and accrued interest amounted to $60 and $34, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. On May 12, 2015, the note holder agreed to extend the note through May 22, 2016. As of June 30, 2015 December 31, 2014 the Company amortized $750 and $458 and accrued interest amounted to $58 and $32, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 6, 2016. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $10,000 and $5,699 and accrued interest amounted to $746 and $399, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 15, 2016. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $781 and $426 and accrued interest amounted to $57 and $30, respectively.

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 18, 2016. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $500 and $268 and accrued interest amounted to $36 and $19, respectively.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 26, 2016. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $1,000 and $515 and accrued interest amounted to $71 and $36, respectively.

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 27, 2016. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $4,500 and $2,305 and accrued interest amount to $318 and $161, respectively.

On July 8, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $4,890 and $2,411 and accrued interest amounted to $342 and $169.

On July 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $9,589 and $4,630 and accrued interest amounted to $671 and $324, respectively.

On July 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $5,959 and $2,860 and accrued interest amounted to $501 and $240, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

On July 28, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $11,079 and $5,129 and accrued interest amounted to $1,551 and $718, respectively.

On August 19, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $5,933 and $2,524 and accrued interest amounted to $453 and $193, respectively.

On September 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $4,682 and $1,790 and accrued interest amounted to $562 and $215, respectively.

On September 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $7,479 and $2,521 and accrued interest amounted to $524 and $176, respectively.

On October 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2015 and December 31, 2014 the Company recorded accrued interest of $26 and $9, respectively.

On October 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2015 and December 31, 2014 the Company recorded accrued interest of $20 and $7, respectively.

On October 20, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $1,386 and $395 and accrued interest of $116 and $33, respectively.

On October 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $3,438 and $959 and accrued interest amounted to $289 and $81.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

On October 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of June 30, 2015 and December 31, 2014 the Company amortized $6,103 and $1,557 and accrued interest of $466 and $119, respectively.

On January 5, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $482 and accrued interest amounted to $34.

On January 20, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $37,493 and accrued interest amounted to $2,625.

On February 6, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $18,740 and accrued interest amounted to $1,312.

On March 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $14,932 and accrued interest amounted to $1,045.

On May 12, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $30,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $3,945 and accrued interest amounted to $276.

On June 3, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $64 and accrued interest amounted to $5.

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $25 and accrued interest amounted to $2.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $247 and accrued interest amounted to $19.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $35 and accrued interest amounted to $3.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $96 and accrued interest amounted to $7.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of June 30, 2015 the Company amortized $32 and accrued interest amounted to $2.

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

For the three and six months ended June 30, 2015 and 2014 the Company recorded a salary expense of $43,750, $87,500, $75,000 and $150,000, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at June 30, 2015 and December 31, 2014 were $224,263 and $162,497, respectively (See Note 9).

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company's Common Stock and a warrant to purchase 31,884 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, expired on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of June 30, 2015, no accounts have been sold and no expense has been recognized.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorneys costs. The case is scheduled for April 2015. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of June 30, 2015.

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

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair value on the date of issuance to a consultant for public relations, and is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has recorded an expense of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. The Company expensed the remaining balance of $7,252 during the six months ended June 30, 2015.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

NOTE 8 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended June 30, 2015 and December 31, 2014 and the related changes during these periods are presented below.

Stock Options and Warrants	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2014	380,225	$7.23
Granted	—	—
Exercised	—	—
Expired	(36,232)	4.83
Balance at June 30, 2015	343,993	$7.10

The Company's stock price was lower than the weighted average exercise price at June 30, 2015 and 2014, therefore there is no aggregate intrinsic value of the options and warrants.

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

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of June 30, 2015, the consultant has not reached these milestones.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 9 – RELATED PARTIES

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Proedco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and six months ended June 30, 2015 the Company has recorded $1,484 and $2,967 of interest income. As of June 30, 2015 the related party elected accept as a payment the note receivable of $84,760 and accrued interest of $2,967 against convertible notes payable related party.

During the six months ended June 30, 2015 the Company reimbursed Vincent L. Celentano, the Company's majority shareholder $18,500 for marketing expenses paid on behalf of the Company.

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

For the three and six months ended June 30, 2015 and 2014 the Company recorded a salary expense of $43,750, $87,500, $75,000 and $150,000, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at June 30, 2015 and December 31, 2014 were $224,263 and $162,497, respectively (See Note 6).

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for "per transaction" payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of June 30, 2015 and 2014 the Company has recognized $15 and $0, respectively revenue under the proposed licensing agreement.

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at June 30, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

See Note 5 for Convertible Notes Payable Related Party.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 10 – CONCENTRATIONS

For the year ended December 31, 2014, 100% of product sales were derived from four customers. For the six months ended June 30, 2015 100% of the product sales were derived from five customers 38%, 23%, 18%, 13%, and 8% respectively and 100% of cost of goods sold were acquired from an affiliate entity.

NOTE 11 – SUBSEQUENT EVENTS

On July 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment.

On August 11, 2015, the Company received $20,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 30 days from issuance of the note. The Holder, at its option, may extend the note for a period of up to 12 months from the issuance date. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

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

Overview

PayMeOn, Inc. is a Nevada corporation.  On March 16, 2011 PayMeOn, Inc. completed an agreement and plan of merger to acquire Hyperlocal Marketing, LLC, a Florida limited liability company, pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of the Company. The Company owns and operates products aimed at the location-based marketing industry. PayMeOn develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn has had nominal revenues since its inception. In July 2014 we acquired a 19.4% stake in Prodeco Technologies, LLC (“ProdecoTech”), a private manufacturer of electric bicycles based in Oakland Park, Florida.  In September, 2014, we began selling ProdecoTech electric bikes through our retail website “www.irideelectric.com” The ProdecoTech membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of ProdecoTech. A Better Bike was owned by Vincent L. Celentano, the Company’s largest individual shareholder. EBikes was owned by Vincent D. Celentano II, the son of Vincent L. Celentano. After acquiring the stake in ProdecoTech, we began selling ProdecoTech electric bicycles online through our website www.irideelectric.com. Information on this website is not part of this report. Sales of electric bicycles have been the Company’s primary focus since then and have represented the vast majority of our revenue and efforts. We expect to continue developing sales of electric bicycles, and eventually related accessories, brand at our website, www.irideelectric.com.  Sales of electric bicycles at www.irideelectric.com are recorded as sales made by our wholly-owned subsidiary, HLM Paymeon, Inc. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at June 30, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under the equity method.

During 2013 through September 30, 2014 we spent significant resources on development of a new mobile and web-based product meant to allow consumers that use it to create social income in real-time by monetizing their “person to person” or “p2p” referrals and recommendations. This “ride along” concept is designed to allow users to earn social income by capturing previously “unmonetized” purchasing influence they have by way of referrals and recommendations made to their social networks. When recommending products or services to their social networks, users can allow additional PayMeOn recommendations to “ride along” with their personal recommendations in exchange for social income. PayMeOn will be compensated by the providers that “ride along” with user recommendations. We believe the market opportunity is substantial as PayMeOn providers are presented “in context” along with users’ personal recommendations and referrals, similar to the cost per click search model. For example, a PayMeOn user may be asked to recommend a service provider such as a plumber by a member of her social network. The PayMeOn user can access the PayMeOn mobile application and allow plumbers listed in PayMeOn’s directory to “ride along” with her personal recommendation and earn social income. PayMeOn only allows service providers that are rated by third parties to be included in its directory. “Ride along” recommendations are clearly marked as sponsored. We believe the concept is substantially unique and are in the process of preparing application for intellectual property protection.

While we completed the initial development of the “ride along” product, we have lacked the funds to properly deploy it and begin aggressively marketing it to both service providers and the general public. The product’s success will depend on our ability to properly market the product to both and the credibility of the product will depend in large part on our ability to pay users any social income they earn. Accordingly, without additional funds, we cannot take the product to market.  Until such time as we receive additional financing we will not invest any significant additional resources into additional development of our “ride along” or Hyperlocal products.

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

Results of Operations

Revenues for the three months and six months ended June 30, 2015, totaled $5,004 and $21,692, respectively and were principally derived from sales of ProdecoTech electric bicycles. Revenues for the three months and six months ended June 30, 2014 and June 30, 2014, were $592 and $3,040, respectively and were derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. We expect our revenues from bicycle sales to increase as we focus on increasing such sales, and as disclosed above, until such time as we receive additional financing we do not anticipate receiving any revenues from sales of mobile text packages or our other mobile applications.

Operating expenses for the six months ended June 30, 2015 totaled $219,544, a decrease of $418,709 or 66% from $638,253 for the six months ended June 30, 2014. The decrease in operating expenses for the six months ended June 30, 2015 was primarily due to a reduction in general and administrative (G&A) expenses of $367,671 which was primarily attributable to the Company’s default on the lease. As a result of the Company’s default under its lease agreement for its executive offices located at 2400 East Commercial Boulevard, Fort Lauderdale, FL 33304 during March 2014, management accrued an expense of $388,866 for the remaining lease payments. On February 11, 2015, the landlord for the Company’s former office space filed a motion for summary judgment in connection with the Company’s failure to comply with the lease terms and subsequent to the period covered by this report. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866.  The Company has accrued the full amount of rent and attorney costs as of March 31, 2015.  Expenses were further reduced due to decreases in professional fees, web development and hosting and payroll and payroll taxes.  Professional fees decreased by $15,955 or 31% from $52,019 to $36,064. Web development and hosting decreased by $11,526 or 84% from $13,704 to $2,178, as during 2015 we have focused on sales of bicycles.  Payroll and payroll taxes decreased by $62,638 or 39% from $160,921 to $98,283 primarily due to non cash expenses related to the issuance of warrants to certain consultants and service providers incurred during 2014. The decreases were partially offset by a $24,024 increase in marketing from a related party.

Operating expenses for the three months ended June 30, 2015 totaled $84,802, a decrease of $73,736 or 47% from $158,538 for the three months ended June 30, 2014. The decrease in operating expenses for the three months ended June 30, 2015 was primarily due to a $38,715 or 85% decrease in professional fees and $33,730 or 42% decrease in payroll and payroll taxes.

Liquidity and Capital Resources

At June 30, 2015, we had $8,086 of cash. At June 30, 2015, we had working a capital deficit of $1,189,016. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2015, the Company had an accumulated deficit of $7,686,729. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the continued costs and expenses associated with our proposed acquisition of ProdecoTech and marketing of the PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Necessary marketing spending could curtail the Company’s ability to generate profits in the near and medium term and lack of working capital could prevent us from completing our acquisition of ProdecoTech.

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

From January 5, 2015 through June 16, 2015, the Company received an aggregate of $225,000 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the respective note. The notes are convertible into shares of common stock at $0.30 per share, subject to adjustment and certain limitations on conversion.

On January 20, 2015, the Company advanced $75,000 to ProdecoTech in consideration of an unsecured promissory note in the principal amount of $75,000 from ProedcoTech, an affiliated entity. The note payable to the Company bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and six months ended June 30, 2015 the Company has recorded $1,484 and $2,967 of interest income which has not been paid. As of June 30, 2015 the related party elected to accept as a payment of the note receivable $84,760 and accrued interest of $2,967 against convertible notes payable related party.

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

Plan of Operations

Since acquiring our 19.4% interest in ProdecoTech in July, 2014, we have been primarily focused on sales of electric bicycles, which are primarily marketed through our www.irideelectric.com website.  Such website is not part of this report.  We intend to grow our efforts in the area of electric bicycles, including potentially adding the sales of parts and accessories during the latter part of this year.

On April 14, 2015 we entered into a Securities Exchange Agreement with Vincent L. Celentano, an individual shareholder of the Company, ProdecoTech and each of the members of ProdecoTech to acquire the remaining 80.6% of ProdecoTech in exchange for an aggregate of 62,224,700 restricted shares of the Company’s common stock (the “Exchange Shares”), subject to certain conditions to closing (the “Transaction”).

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

There is no guarantee that the acquisition of the remainder of ProdecoTech will come to fruition.  However, because we already own 19.4% of ProdecoTech, and the sale of electric bicycles already represent the vast majority of our revenue, electric bicycles will continue to be our primary focus.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2015 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

PART II.–OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As previously disclosed, on February 11, 2015 the landlord for the Company’s former office space located at 2400 East Commercial Boulevard, Fort Lauderdale, FL 33304 filed a motion for summary judgment in connection with the Company’s failure to comply with the lease terms in the Circuit Court in 17th Judicial Circuit in and for Broward County, Florida. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs in its December 31, 2014 audited financial statements.

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

From January 5, 2015 through June 16, 2015, the Company received an aggregate of $225,000 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the respective note. The notes are convertible into shares of common stock at $0.30 per share, subject to adjustment and certain limitations on conversion.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
10.13	Form of Promissory Note in favor of PayMeOn, Inc. issued by Prodeco Technologies, LLC (previously filed as exhibit 10.13 to the Company’s Form 10-K Annual Report for the year ended December 31, 2014)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2015

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer