Form 10-Q
period 2015-09-30
PayMeOn, Inc.
filed 2015-11-23
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-53574

———————

PayMeOn, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	20-4959207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2599 North Federal Highway, Fort Lauderdale, Florida  33305

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 19, 2015
Common Stock, $0.001 Par Value Per Share	12,863,457

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,691	$1,558
Prepaid expenses	—	7,252

TOTAL CURRENT ASSETS	1,691	8,810

COMPUTER EQUIPMENT AND WEBSITE COSTS, NET	467	1,029

TOTAL ASSETS	$2,158	$9,839

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$213,100	$229,904
Accounts Payable - related party	—	28,087
Accrued expenses	774,368	607,431
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount of $111,784 and $55,491, respectively and related party receivables of $87,727 and $0, respectively)	331,062	221,582

TOTAL CURRENT LIABILITIES	1,320,530	1,089,004

COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)	—	—

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 12,613,457 and 12,563,457 shares issued and outstanding, respectively as of September 30, 2015 and December 31, 2014	12,613	12,563
Additional paid in capital	6,507,130	6,244,455
Accumulated deficit	(7,838,115)	(7,336,183)
TOTAL STOCKHOLDERS'S DEFICIT	(1,318,372)	(1,079,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,158	$9,839

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue
Service Revenue, net	$—	$692	$138	$3,732
Products Sales	9,692	10,119	31,246	10,119
Total revenue	9,692	10,811	31,384	13,851

Cost of products sold	8,554	8,808	28,748	8,808
Gross Profit	1,138	2,003	2,636	5,043

OPERATING EXPENSES

Professional fees	10,078	24,319	46,142	76,338
Web development and hosting	1,719	2,593	3,897	16,297
Payroll and payroll taxes	46,293	47,583	144,576	208,504
Consulting	11,102	51,736	48,815	77,279
Travel and entertainment	1,600	4,998	8,836	9,347
Marketing -related party	600	—	24,624	—
General and administrative	3,530	30,730	17,576	412,447
Total Operating Expenses	74,922	161,959	294,466	800,212

NET LOSS FROM OPERATIONS	(73,784)	(159,956)	(291,830)	(795,169)

OTHER INCOME / (EXPENSES)
Interest income - related party	—	—	2,967	—
Interest expense	(77,602)	(103,100)	(213,069)	(388,340)
Total other income (expenses)	(77,602)	(103,100)	(210,102)	(388,340)

Net loss before provision for income taxes	(151,386)	(263,056)	(501,932)	(1,183,509)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(151,386)	$(263,056)	$(501,932)	$(1,183,509)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.17)

Weighted average number of shares outstanding - basic and diluted	12,613,457	10,278,602	12,612,541	7,158,489

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(501,932)	$(1,183,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	562	914
Amortization of debt discount	188,932	342,113
Warrants issued for services	—	25,543
Common stock issued for services		88,000
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expense	7,252	(36,264)
Increase in inventory	—	(4,527)
Decrease in deposit	—	31,407
Increase in interest receivable - related party	(2,967)	—
Decrease in accrued expenses - related party	(28,087)	—
Increase in accounts payable and accrued expenses	150,133	529,009
Net Cash Used In Operating Activities	(186,107)	(207,314)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related party	(84,760)	—
Net Cash Used in Investing Activities	(84,760)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	—	(6,100)
Proceeds from notes payable related party - convertible	253,500	221,502
Sale of common stock	17,500	—
Net Cash Provided By Financing Activities	271,000	215,402

NET INCREASE IN CASH	133	8,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,558	3,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,691	$11,149

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the nine months ended September 30, 2015, the Company received $253,500 from a related party in exchange for convertible notes payable of $253,500 with the beneficial conversion feature valued at $245,225.

During the nine months ended September 30, 2015 a related party elected to accept as a payment the note receivable of $84,760 and accrued interest of $2,967 against convertible notes payable related party.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

PayMeOn owns and operates products aimed at the location-based marketing industry. PayMeOn develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn has had nominal revenues since its inception. PayMeOn's mobile application product is designed to offer members using the application income potential when they allow PayMeOn's merchant customer information to be included with their mobile recommendations and referrals. In addition the Company has begun selling electric bicycles from an affiliate entity which the Company recently acquired a 19.4% equity interest (See note 9).

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2015, the Company has an accumulated deficit of $7,838,115, a working capital deficiency of $1,318,839 and used cash in operations of $186,107 for the nine months ended September 30, 2015. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

AS OF SEPTEMBER 30, 2015

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

(D) Prepaid expenses

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair market value on the date of issuance. In addition the Company is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has amortized of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. During the nine months ended September 30, 2015 the Company expensed the remaining balance of $7,252. The parties agreed to terminate the agreement and no further amounts are owed under the agreement.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	September 30, 2015	December 31, 2014

Computer equipment	$3,747	$3,747
Website development	24,775	24,775

Total	28,522	28,522
Accumulated depreciation	(28,055)	(27,493)
Balance	$467	$1,029

Depreciation expense for three and nine months ended September 30, 2015 and 2014 was $188, $562, $304 and $914 respectively. During the year ended December 31, 2014 the Company chose to impair computer equipment with a historical cost of $2,342, the Company recorded a charge for impairment of $484.

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

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

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

(H) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at September 30, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

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

In addition to the Exchange Shares, the Company and Celentano have agreed to retire 3,023,440 shares of common stock of the Company held by Celentano. Celentano has also agreed to forgive loans and advances made to the Company in the principal amount of approximately $266,000 prior to the closing of the Exchange Agreement and satisfy certain Company liabilities. Furthermore, prior to the Execution Date Celentano and his affiliates have made advances to PROTEC (the “PROTEC Loans”) and as a condition to closing of the Transaction, have agreed to convert the PROTEC Loans into PROTEC membership interests which shall be included in the exchange and within the Exchange Shares. PROTEC and the PROTEC Members, including Celentano and his affiliates, have agreed to forgive or otherwise satisfy certain PROTEC liabilities prior to closing, such that on the closing date the Company shall assume up to approximately $1,000,000 of advances and loans payable by PROTEC. On September 30, 2015, PayMeOn, Inc. and Prodeco Technologies, LLC, mutually agreed to terminate the securities exchange agreement dated April 14, 2015 by and between the Company, Vincent L. Celentano, an individual shareholder of the Company, PROTEC and each of the members of Prodeco.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 199,065 and 380,225 shares issuable upon the exercise of options and warrants and approximately $2 million and $1 million shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended September 30, 2015 and 2014, respectively.

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

AS OF SEPTEMBER 30, 2015

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

In June 2014, ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 – NOTES RECEIVABLE RELATED PARTY

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Prodeco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015 the Company has recorded $0 and $2,967 of interest income. As of September 30, 2015 the related party elected to accept as a payment of the note receivable $84,760 and accrued interest of $2,967 against convertible notes payable related party.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	September 30, 2015	December 31, 2014

Loan Amount	$530,573	$277,073
Notes receivable related party (See note 4 above)	(87,727)	—
Discount	(111,784)	(55,491)
Balance	$331,062	$221,582

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $79,440 of the debt discount. Accrued interest at September 30, 2015 and December 31, 2014 amounted to $15,342 and $11,183, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $86,060 of the debt discount. Accrued interest at September 30, 2015 and December 31, 2014 amounted to $16,620 and $12,144, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2014, the note holder agreed to extend the note through December 23, 2015.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature.  On May 15, 2015, the note holder agreed to extend the note through May 15, 2016, As of September 30, 2015 and December 31, 2014 the Company amortized $760 and $479 and accrued interest amounted to $73 and $34, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. On May 12, 2015, the note holder agreed to extend the note through May 22, 2016. As of September 30, 2015 December 31, 2014 the Company amortized $750 and $458 and accrued interest amounted to $71 and $32, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 6, 2016. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $10,000 and $5,699 and accrued interest amounted to $922 and $399, respectively.

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 15, 2016. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $781 and $426 and accrued interest amounted to $71 and $30, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 18, 2016. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $500 and $268 and accrued interest amounted to $45 and $19, respectively.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 26, 2016. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $1,000 and $515 and accrued interest amounted to $88 and $36, respectively.

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 27, 2016. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $4,500 and $2,305 and accrued interest amount to $397 and $161, respectively.

On July 8, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $5,000 and $2,411 and accrued interest amounted to $431 and $169.

On July 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $10,000 and $4,630 and accrued interest amounted to $848 and $324, respectively.

On July 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $6,250 and $2,860 and accrued interest amounted to $633 and $240, respectively.

On July 28, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $12,000 and $5,129 and accrued interest amounted to $1,975 and $718, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

On August 19, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $6,875 and $2,524 and accrued interest amounted to $585 and $193, respectively.

On September 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $5,833 and $1,790 and accrued interest amounted to $738 and $215, respectively.

On September 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $10,000 and $2,521 and accrued interest amounted to $700 and $176, respectively.

On October 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of September 30, 2015 and December 31, 2014 the Company recorded accrued interest of $35 and $9, respectively.

On October 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of September 30, 2015 and December 31, 2014 the Company recorded accrued interest of $27 and $7, respectively.

On October 20, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $1,890 and $395 and accrued interest of $159 and $33, respectively.

On October 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $4,699 and $959 and accrued interest amounted to $395 and $81.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

On October 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of September 30, 2015 and December 31, 2014 the Company amortized $8,414 and $1,557 and accrued interest of $642 and $119, respectively.

On January 5, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $734 and accrued interest amounted to $51.

On January 20, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $58,918 and accrued interest amounted to $4,124.

On February 6, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $30,712 and accrued interest amounted to $2,150.

On March 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $27,534 and accrued interest amounted to $1,927.

On May 12, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $30,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $11,507 and accrued interest amounted to $805.

On June 3, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $291 and accrued interest amounted to $23.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $450 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $138 and accrued interest amounted to $11.

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $1,381 and accrued interest amounted to $107.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $261 and accrued interest amounted to $20.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $777 and accrued interest amounted to $60.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $259 and accrued interest amounted to $20.

On July 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $6,375 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $1,380 and accrued interest amounted to $129.

On August 11, 2015, the Company received $20,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and is due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of September 30, 2015 the Company amortized $2,055 and accrued interest amounted to $192.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

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

For the three and nine months ended September 30, 2015 and 2014 the Company recorded a salary expense of $43,750, $47,583, $131,250 and $208,504, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at September 30, 2015 and December 31, 2014 were $257,968 and $162,497, respectively (See Note 9).

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive a warrant to purchase 33,334 shares of the Company's Common Stock and a warrant to purchase 31,884 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, expired on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of September 30, 2015, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorneys costs. The case is scheduled for April 2015. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of September 30, 2015.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair value on the date of issuance to a consultant for public relations, and is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has recorded an expense of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. The Company expensed the remaining balance of $7,252 during the nine months ended September 30, 2015.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 8 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the period ended September 30, 2015 and December 31, 2014 and the related changes during these periods are presented below.

Stock Options and Warrants	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2014	380,225	$7.23
Granted	—	—
Exercised	—	—
Expired	(181,160)	12.89
Balance at September 30, 2015	199,065	$2.06

The Company's stock price was lower than the weighted average exercise price at September 30, 2015 and 2014, therefore there is no aggregate intrinsic value of the options and warrants.

On September 8, 2011, the Company granted options to purchase 28,986 shares of its common stock to consultants at an exercise price of $11.04 per share. The options vest immediately. The options expired on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 182%, risk free interest rate of .12%, an expected life of 1 year.

On September 8, 2011, the Company granted options to purchase 115,942 shares of its common stock to consultants at an exercise price of $15.87 per share. The options vest over various terms for each consultant ranging from two – three years. The options expired on September 8, 2015. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 182%, risk free interest rates of .19% to .33% based on expected life, and expected lives of 2 – 3 years.

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of September 30, 2015, the consultant has not reached these milestones.

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

NOTE 9 – RELATED PARTIES

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Proedco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015 the Company has recorded $0 and $2,967 of interest income. As of September 30, 2015 the related party elected accept as a payment the note receivable of $84,760 and accrued interest of $2,967 against convertible notes payable related party.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

During the nine months ended September 30, 2015 the Company reimbursed Vincent L. Celentano, the Company's majority shareholder $18,500 for marketing expenses paid on behalf of the Company.

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

For the three and nine months ended September 30, 2015 and 2014 the Company recorded a salary expense of $43,750, $47,583, $131,250 and $208,504, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at September 30, 2015 and December 31, 2014 were $257,968 and $162,497, respectively (See Note 6).

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The discussion points revolve around Destination Meals LLC licensing certain software from PayMeOn in exchange for "per transaction" payments to PayMeOn. Though a final agreement has not yet been signed, the parties have tentatively agreed to terms and are currently conducting testing and engaging in limited sales transactions. As of September 30, 2015 and 2014 the Company has recognized $99 and $210, respectively of revenue under the proposed licensing agreement.

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at September 30, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

See Note 5 for Convertible Notes Payable Related Party.

NOTE 10 – CONCENTRATIONS

For the year ended December 31, 2014, 100% of product sales were derived from four customers. For the nine months ended September 30, 2015 100% of the product sales were derived from two customers 34% and 20%, respectively and 100% of cost of goods sold were acquired from an affiliate entity.

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2015 and October 16, 2015, the Company received $25,000 and $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the Maturity Date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date.

On October 22, 2015 the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The Company intends to use the premises to establish and operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617.50 and an additional 5 year term at a monthly sum of $5,899. As additional consideration for entering into the sublease, the Company issued PDQ the Note disclosed above.

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The agreement calls for the Company to issue 250,000 shares of its restricted common shares and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants.

On November 17, 2015, the Company received $50,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

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

Overview

PayMeOn, Inc. is a Nevada corporation. On March 16, 2011 PayMeOn, Inc. completed an agreement and plan of merger to acquire Hyperlocal Marketing, LLC, a Florida limited liability company, pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of the Company. PayMeOn develops and markets products that provide merchants and consumers with mobile marketing services and offers, including but not limited to, mobile coupons, mobile business cards, mobile websites, advertising inclusion with mobile referrals, use of SMS short codes and contest management. PayMeOn has had nominal revenues since its inception. In July 2014 we acquired a 19.4% stake in Prodeco Technologies, LLC (“ProdecoTech”), a private manufacturer of electric bicycles based in Oakland Park, Florida. In September 2014, we began selling ProdecoTech electric bikes through our retail website www.irideelectric.com. The ProdecoTech membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of ProdecoTech. A Better Bike was owned by Vincent L. Celentano, the Company’s largest individual shareholder. EBikes was owned by Vincent D. Celentano II, the son of Vincent L. Celentano. Sales of electric bicycles and other related products and accessories are recorded as sales made by our wholly-owned subsidiary, HLM Paymeon, Inc. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. Sales of electric bicycles have been the Company’s primary focus since then and have represented substantially all of our revenue and efforts. We expect to continue developing sales of electric bicycles, hoverboards and other related products and accessories, at our website, www.irideelectric.com and at our recently leased retail location discussed below.

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

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products, which included the general and administrative expenses, associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products and development of our recently leased retail location for the sale and service of electric bicycles, hover boards and related products and accessories.

Results of Operations

Revenues for the three months and nine months ended September 30, 2015, totaled $9,692 and $31,384, respectively and were principally derived from sales of ProdecoTech electric bicycles. Revenues for the three months and nine months ended September 30, 2014 were $10,811 and $13,851, respectively and were primarily derived from sales of the Company’s PayMeOn Merchant Profit Center packages to small businesses and from incremental text purchases from subscribers to the mobile text marketing packages. We expect our revenues from bicycle sales to increase as we focus on increasing such sales, and as disclosed above, until such time as we receive additional financing we do not anticipate receiving any revenues from sales of mobile text packages or our other mobile applications.

Operating expenses for the nine months ended September 30, 2015 totaled $294,466, a decrease of $505,746 or 63% from $800,212 for the nine months ended September 30, 2014. The decrease in operating expenses for the nine months ended September 30, 2015 was primarily due to a reduction in general and administrative (G&A) expenses of $394,871, which was primarily attributable to the Company’s default under its lease agreement for its executive offices located at 2400 East Commercial Boulevard, Fort Lauderdale, Florida, for which during March 2014, management accrued an expense of $388,866 for the remaining lease payments. Professional fees decreased by $30,196 or 40% from $76,338 to $46,142. The decrease was primarily due to $7,500 per month consulting fee incurred during the three months ended September 30, 2014. Web development and hosting decreased by $12,400 or 76% from $16,297 to $3,897, as during 2015 we have focused on sales of bicycles. Payroll and payroll taxes decreased by $63,928 or 31% from $208,504 to $144,576 primarily due to a reduction in the base salary of our Chief Executive Officer on July 18, 2014. In addition, consulting expense decreased by $28,464 or 37%, primarily due to non-cash expenses related to the issuance of warrants to certain consultants and service providers incurred during 2014. The decreases were partially offset by a $24,624 increase in marketing from a related party.

Operating expenses for the three months ended September 30, 2015 totaled $74,922, a decrease of $87,037 or 53% from $161,959 for the three months ended September 30, 2014. The decrease in operating expenses for the three months ended September 30, 2015 was primarily due to a $14,241 or 59% decrease in professional fees, a reduction in general and administrative (G&A) expenses by $27,200 or 88%, and $40,634 or 79% decrease in consulting expense. These decreases were primarily due to non-cash expenses related to the issuance of warrants to certain consultants and service providers incurred during 2014.

Liquidity and Capital Resources

At September 30, 2015, we had $1,691 of cash. At September 30, 2015, we had working a capital deficit of $1,318,839. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2015, the Company had an accumulated deficit of $1,318,372. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop retail operations and marketing and development of the PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. From January 2012 through May 2012 the Company issued a series of secured promissory notes in the aggregate principal amount of $155,000 (the “January Secured Notes”). The January Secured Notes were secured by all of the assets of the Company. On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to Celentano Consulting Company, LLC, an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment and conversion limitations. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note and used substantially all of the proceeds from the secured convertible note to satisfy the January Secured Notes, along with outstanding and accrued interest on the January Secured Notes of approximately $9,018. The secured convertible note was outstanding on December 31, 2014, and Celentano Consulting Company, LLC has agreed in writing to extend the maturity date to December 23, 2015.

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

From January 5, 2015 through November 17, 2015, the Company received an aggregate of approximately $282,000 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the respective note. The notes are convertible into shares of common stock at prices ranging from $0.20 per share to $0.30 per share, subject to adjustment and certain limitations on conversion.

On January 20, 2015, the Company advanced $75,000 to ProdecoTech in consideration of an unsecured promissory note in the principal amount of $75,000 from ProdecoTech, an affiliated entity. The note payable to the Company bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015, no interest was paid on the note. As of September 30, 2015, a related party (an affiliate of the Company and ProdecoTech), elected to accept as a payment of the note receivable $84,760 and accrued interest of $2,967 against convertible notes payable related party.

Subsequent Events

On October 2, 2015 and October 16, 2015, the Company received $25,000 and $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

On October 22, 2015 (the “Closing Date”) the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, Florida. The Company intends to use the premises to establish and operate a retail electric self-balancing scooter (hoverboard), bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617.50 and an additional 5 year term at a monthly sum of $5,899. As additional consideration for entering into the sublease, the Company issued PDQ an unsecured promissory note in the principal amount of $300,000 to PDQ. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the Maturity Date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date.

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The agreement provides for the Company to issue 250,000 shares of its restricted common stock and a one-time cash payment of $50,000 to consultant in consideration of business consulting services relating to our electric bicycle, hoverboard and related product business. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants.

On November 17, 2015, the Company received $50,000 from an affiliate of our company for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $500,000 to maintain our current operations through the next 12 months and up to $750,000 to develop and expand our retail operations discussed below. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Plan of Operations

On April 14, 2015 we entered into a Securities Exchange Agreement with Vincent L. Celentano, an individual shareholder of the Company, ProdecoTech and each of the members of ProdecoTech to acquire the remaining 80.6% of ProdecoTech in exchange for an aggregate of 62,224,700 restricted shares of the Company’s common stock, subject to certain conditions to closing (the “Transaction”).

On September 30, 2015, the Parties mutually agreed to terminate the Transaction. Upon termination, the Securities Exchange Agreement became void and had no effect, without any liability or obligation to any party. Paymeon will continue to own 19.4% of ProdecoTech and intends to continue expanding its business around the sale of electric bicycles and other related products, parts, accessories and service.

Since acquiring our 19.4% interest in ProdecoTech in July 2014, we have been primarily focused on sales of electric bicycles, which are primarily marketed through our www.irideelectric.com website. Such website is not part of this report. On October 22, 2015, we acquired a sublease for a retail location located at 2599 North Federal Highway, Fort Lauderdale, Florida, from which we intend to grow our efforts in the area of electric bicycles and other related products and accessories, including adding sales of products other than electric bicycles such as hoverboards, the sales of parts and accessories, sales of service and sales of related apparel.

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

In June 2014, ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2015 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2015 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

During the three months ended September 30, 2015, the Company received an aggregate of $28,500 from related parties for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the respective note. The notes are convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

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

Date: November 23, 2015

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer