Form 10-K
period 2015-12-31
PayMeOn, Inc.
filed 2016-04-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.35 per share). $2,229,119.90 on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2016 there were 13,873,457 shares outstanding.

PART I

Item 1.

Business.

Overview

PayMeOn, Inc. (formerly MMAX Media, Inc.), a Nevada corporation, is a company organized on May 30, 2006, that historically owned and operated products aimed at monetizing consumer influence through social, local and mobile marketing. On July 18, 2014, PayMeOn acquired a 19.4% stake in Prodeco Technologies, LLC, a USA-based researcher, developer, marketer, and manufacturer of quality electric bicycles.  In September 2014, we began selling ProdecoTech electric bicycles online through our website www.irideelectric.com, under a non-exclusive dealer agreement.

In October 2015, we launched a retail store located in Fort Lauderdale, Florida.  In addition to ProdecoTech electric bicycles, we also sell electric bicycles made by other manufacturers, as well as other alternative transportation products (such as “hoverboards”) and related products and accessories at our retail location.

In March 2016, we formed a new subsidiary called Paymeon Brands, Inc.  Paymeon Brands was formed to develop, market, manage and monetize lifestyle brands and products.  The Company intends to leverage its relationships and expertise with manufacturing, wholesale and retail distribution, and social influencer promotion, primarily in youth oriented “lifestyle” markets to create and grow new and existing brands across products.  Generally, Paymeon Brands intends to acquire exclusive licensing rights to brands it believes are expandable to additional product lines.  In addition, Paymeon Brands may develop or acquire its own products, which are not yet known “brands”, but that it believes are in substantial growth markets and can become “lifestyle” oriented brands.

Prior to 2012, we offered mobile marketing platform services to merchants under the “Hyperlocal” name. The Hyperlocal platform supports multiple text messaging services such as WAP, MMS and XHTML, which run on a commercial grade mobile marketing platform and operates with all major mobile carriers, including AT&T, Sprint, T-Mobile and Verizon. The fully-integrated interface allows for web-based monitoring of customers. It provides access to real-time statistics for each customer’s account, including but not limited to incoming and outgoing messages, number of keywords, credits and account status.

In early 2012, we incorporated the Hyperlocal platform into a new product offering called the PayMeOn Merchant Profit Center. The PayMeOn Merchant Profit Center is aimed at small and medium sized businesses and incorporates the purchase, referral and “coupon style” daily deal components of our consumer based PayMeOn product, as well as all of the mobile marketing components of the Hyperlocal Platform.  During 2015, we discontinued marketing the PayMeOn Merchant Profit Center and are no longer actively marketing stand-alone social, local and mobile products.  Instead we have chosen to focus all of our social, local and mobile efforts around monetizing consumer influence under our “social income” trademark.  We intend on leveraging the trademark in all parts of our active businesses in the future.

Organization

PayMeOn holds a wholly owned interest in HLM Paymeon, Inc. and Paymeon Brands, Inc., both Florida corporations. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “PAYM”. Our executive offices are located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. Our telephone number is (800) 831-4743. We own and operate several websites, including www.paymeon.com and www.irideelectric.com. The information which appears on these websites is not part of this report.

Light Electric Vehicle Sales

We are engaged in the sale of electric bicycles, hoverboards and other related products and accessories, at our website, www.irideelectric.com and at our retail location located at 2599 North Federal Highway, Fort Lauderdale, Florida.  We intend to grow our efforts in the area of alternative personal transportation products, such as electric bicycles and other related products and accessories, including adding sales of products other than electric bicycles such as hoverboards, the sales of parts and accessories, sales of service and sales of related apparel.  Our retail location is open six days a week, generally from the hours of 10 am to 7 pm.

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand “ProdecoTech” with manufacturing facilities located in Fort Lauderdale, Florida. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder and a member of our board of directors. EBikes was owned by Vincent D. Celentano, II. Under a non-exclusive dealer agreement we currently distribute ProdecoTech bicycles.  We buy ProdecoTech bicycles on an arms-length basis from ProdecoTech for the standard wholesale prices they offer to dealers and sell them to retail customers generally at the Manufacturer’s Suggested Retail Price (MSRP).  The agreement may be terminated by either party without cause upon 30 day notice. We maintain similar dealer agreements with approximately seven other electric bicycle manufacturers.  As we do with ProdecoTech, we purchase electric bicycles (and other products) from these manufacturers at wholesale prices and sell them to retail customers generally at the Manufacturer’s Suggested Retail Price (MSRP).

Although we own a minority interest in ProdecoTech, we do not manufacture or design any products.  We purchase our products from approximately seven to ten manufacturers and distributors, and we have no long-term purchase commitments. During fiscal 2014, four customers, represented approximately 100% of our product purchases. No customer represented 10% or more of our fiscal 2015 product purchases. We do not have long-term purchase contracts with any of our customers and all of our purchases from vendors are done on a short-term purchase order basis.

Social Income®

We intend to capitalize on our Social Income® trademark by creating opportunities to “monetize” the substantial influence consumers exert through their networks.  We are dedicated to growing and leveraging our own social media following, as well as extending our social media reach through partnerships with well-known influencers.  We intend to aggregate social audiences across platforms to form a substantial “network” of potential buyers/influencers for our products.  We will use our network to instantly garner feedback for new product launches, as well as direct-sell many types of products.  We also intend to use our network to continuously promote the lifestyle aspects of our brands, resulting in even more promotion by our audience to others outside of our audience.

We expect that our Social Income® based products will be available both over the web and through mobile devices.  The primary aim of the products will be to allow consumers and merchants to browse, offer, and promote products and services, and most importantly, share them in exchange for social income®payments (which may be in the form of cash, points, additional savings, etc.).

Social income® is a registered trademark of PayMeOn. We define social income® as income or benefits derived from referring or recommending products or services to people in your network(s). The fundamental driver of PayMeOn’s products is the opportunity for users to earn rewards through their referrals. Many products and services are sold over the Internet today through recommendations or referrals. Social networks have allowed users to connect seamlessly and have become powerful platforms for friends, family and colleagues to connect, share, and recommend products that are “imbedded” in the networking experience. We believe that users should be rewarded for their successful referrals. We call these rewards social income®. We believe that the ubiquitous adoption of mobile phones has created portable and “real time” social networks that can be monetized.

Competition

The Social and lifestyle -based marketing industry is a new, fragmented and competitive industry. Furthermore, the marketing industry in general is a large and competitive. In the United States and throughout the world, the marketing industry has a diverse set of channels, including direct mail, tele-marketing, television, radio, newspaper, magazines and the recently developed mobile and web-based markets. The list of market leaders fluctuates constantly. Many competitors are large and have significantly greater financial, marketing and other resources than our company.

The light electric vehicle retail market, which includes electric bicycles and hover boards, is new and evolving in the United States.  We will compete with large, established marketers of light electric vehicles and traditional bicycles and similar products.  We also complete with online retailers, such as Amazon.com.  In addition, we also compete with lesser-known distributors of electric bicycles and other products sourced primarily outside of the United States.

Intellectual Property

The term social income® is a registered trademark of PayMeOn, Inc. We have not applied for any other U.S. trademarks and, except for common law rights, we currently do not hold any other intellectual property rights on the products we have developed. Among many other related domain names, we have secured the following domain names: www.irideelectric.com; paymeon.com; paymeon.net; paymeon.tv; paymeon.org; paymeon.biz; paymeon.mobi; paymeon.co; paymeon.tel; paymeon.us; paymeonbrands.com; paymeonbrands.net; paymeonbrands.org; hyperloc.com; Hyperlocalmarketing.net; Hlmllc.com; and Hlmllc.net.

Governmental Regulation

Our potential mobile and e-commerce products are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business. The CARD Act, as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards. PayMeOn coupon, gift card, stored value or prepaid card offers generally are included within the definition of “gift cards” in many of these laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to PayMeOn offers. However, the CARD Act as well as a number of states and certain foreign jurisdictions also have exemptions from the operation of these provisions or otherwise modify the application of these provisions applicable to gift cards that are issued as part of a promotion or promotional program. If PayMeOn offers are subject to the CARD Act, and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the offer, or the promotional value, which is the add-on value of the offer in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the offer was issued or the date on which the customer last loaded funds on the offer if the offer has a reloadable feature; (ii) the offers stated expiration date (if any), unless offers come within an exemption in the CARD Act for promotional programs; or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption for PayMeOn offers applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards that are defined to include offers and that do not have exemptions that apply to the purchase value or the promotional value, or both, of offers, PayMeOn offers may be required to be honored for the full offer value (the total of purchase value and promotional value) until redeemed. There can be no assurance that as PayMeOn incorporates new requirements as detailed under the CARD Act that merchants will continue to offer PayMeOn offers.

Employees

At December 31, 2015, we had five full time employees. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal offices are located at 2599 North Federal Highway, Fort Lauderdale, FL 33305.  The sublease for approximately 4,150 square feet of retail and executive office space commenced on October 22, 2015 and is for an initial term of approximately 5 years at an initial monthly sum of $5,617.50 and an additional 5 year term at a monthly sum of $5,899. As additional consideration for entering into the sublease, the Company issued the lessor an unsecured promissory note in the principal amount of $300,000. The facilities are sufficient to support our current operations.

Item 3.

Legal Proceedings.

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41, 937 for rent past due rent due as of April 1, 2014. As of April 9, 2014, the Company has not been able to pay its outstanding rent obligation. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company has indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. There is no guarantee that the Company will be able to reach a resolution to this issue. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment.  The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord as of December 31, 2014 we have reserved the entire amount.  On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs in its December 31, 2015 audited financial statements.  The Company intends to continue its efforts to work with the landlord to reach a mutually agreeable solution and is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

To our knowledge we are not currently subject to any other legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol PAYM. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since March 31, 2014, was as reported below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2015	$0.49	$0.35
September 30, 2015	$0.39	$0.35
June 30, 2015	$0.63	$0.30
March 31, 2015	$0.79	$0.51
December 31, 2014	$0.77	$0.135
September 30, 2014	$0.31	$0.18
June 30, 2014	$0.41	$0.085
March 31, 2014	$0.85	$0.075

On April 11, 2016, our common stock had a closing price of $0.64.

Holders

As of April 11, 2016, there were approximately 350 security holders of record of our common stock.

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

On October 2, 2015, the Company received $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

On October 16, 2015, the Company received $25,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with a business consultant. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to the consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants.

On November 17, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note maybe be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $27,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note maybe be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in this registration statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Results of Operations

Revenues for the year ended December 31, 2015, totaled $175,156 and were principally derived from sales of electric bicycles and hover boards. Revenues year ended December 31, 2014 were $30,372 were primarily derived from sales of ProdecoTech electric bicycles from September 2014 through December 2014.  The $144,784 increase reflects the growth of our light electric vehicle operations. We expect our revenues from light electric vehicles, and related products, such as apparel, to increase as we focus on increasing such sales, and until such time as we receive additional financing we do not anticipate receiving any revenues from sales of mobile text packages or our other mobile applications.

Operating expenses for the year ended December 31, 2015 totaled $494,425, a decrease of $536,537 or 52% from $1,020,982 for the year ended December 31, 2014. The decrease in operating expenses for the year ended December 31, 2015 was primarily due to a reduction in general and administrative (G&A) expenses of $380,523, which was primarily attributable to the Company’s default under its lease agreement for its former executive offices located at 2400 East Commercial Boulevard, Fort Lauderdale, Florida, for which during March 2014, management accrued an expense of $388,866 for the remaining lease payments. Web development and hosting decreased by $13,809 or 75% from $18,317 to $4,508, as during 2015 we have focused on sales of light electric vehicles. Payroll and payroll taxes decreased by $82,921 or 30% from $274,473 to $191,522 primarily due to a reduction in the base salary of our Chief Executive Officer on July 18, 2014. In addition, consulting expense decreased by $51,938 or 46%, primarily due to non-cash expenses related to the issuance of warrants to certain consultants and service providers incurred during 2014. The decreases were partially offset by an $8,881 increase in marketing from a related party.

During the year ended December 31, 2015, the Company reimbursed Vincent L. Celentano, the Company’s majority shareholder $18,500 for marketing expenses paid on behalf of the Company.

Liquidity and Capital Resources

At December 31, 2015, we had $50,243 of cash and a working capital deficit of $1,355,156. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2015, the Company had an accumulated deficit of $8,066,634. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop retail light electric vehicle operations and marketing and development of the PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. From January 2012 through May 2012 the Company issued a series of secured promissory notes in the aggregate principal amount of $155,000 (the “January Secured Notes”). The January Secured Notes were secured by all of the assets of the Company. On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to Celentano Consulting Company, LLC, an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment and conversion limitations. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note and used substantially all of the proceeds from the secured convertible note to satisfy the January Secured Notes, along with outstanding and accrued interest on the January Secured Notes of approximately $9,018. The secured convertible note was outstanding on December 31, 2015, and Celentano Consulting Company, LLC has agreed in writing to extend the maturity date to December 23, 2016.

During the year ended December 31, 2015 the Company issued a series of unsecured convertible promissory notes in the principal amount of $359,500 to related parties. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance, subject to extension.  In addition, the notes may be converted at any time, at the option of the holder, into shares of the Company's common stock at conversion prices ranging from $0.12 to $0.0345 per share, subject to adjustment and subject to certain limitations on conversion.

On January 5, 2015 the Company sold a total of 50,000 shares to an individual for proceeds of $17,500 ($0.35 per share).

On January 20, 2015, the Company advanced $75,000 to ProdecoTech in consideration of an unsecured promissory note in the principal amount of $75,000 from ProdecoTech, an affiliated entity. The note payable to the Company bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015, no interest was paid on the note.  As of September 30, 2015, a related party (an affiliate of the Company and ProdecoTech), elected to accept the note receivable of $84,760 and accrued interest of $2,967 as payment against the convertible notes payable related party.

On October 22, 2015 (the “Closing Date”) the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, Florida. The Company intends to use the premises to establish and operate a retail electric self-balancing scooter (hoverboard), bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617.50 and an additional 5 year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ an unsecured promissory note in the principal amount of $300,000 to PDQ. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the Maturity Date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $500,000 to maintain our current operations through the next 12 months and up to $750,000 to develop and expand our retail operations. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

On January 15, 2016, February 16, 2016, February 17, 2016, the Company received $12,500, $4,000, $3,500 and $5,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.  On March 23, 2016, the Company sold a total of 200,000 shares of common stock to two accredited investors for proceeds of $40,000 ($0.20 per share).

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

Light Electric Vehicle Industry Risks

Intense competition in the electric bicycle and hover board industry could limit our growth and reduce our profitability.

The market for electric bicycle and hover board retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than us. We compete directly or indirectly with the following categories of companies: large format sporting goods stores; traditional sporting goods stores and chains; specialty sporting goods shops and bicycle shops; mass merchandisers, warehouse clubs, discount stores and department stores; and catalog and Internet-based retailers. Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Increased competition in markets in which we have stores or the adoption by competitors of innovative store formats, aggressive pricing strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences regarding light electric vehicles. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability. Conversely, shortages of items that prove popular could reduce our net sales. In addition, a major shift in consumer demand away from light electric vehicles or apparel could also have a material adverse effect on our business, results of operations and financial condition.

Our business is dependent on the general economic conditions in our markets.

In general, our sales depend on discretionary spending by our customers. A deterioration of economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by interest rates; consumer credit availability; consumer debt levels; consumer confidence in the economy; gasoline and fuel prices; and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and standing with our customers.

The protection of our customer, employee and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures the Company has in place, its facilities and systems, and those of its third party service provider, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming, human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

We may be subject to claims and our insurance may not be sufficient to cover damages related to those claims.

We may be subject to lawsuits resulting from injuries associated with the use of products that we sell, which are products that are associated with an increased risk of injury and related lawsuits.  There is a risk that claims or liabilities will exceed our insurance coverage.  In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses. In addition, we are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

If our suppliers do not provide us with sufficient quantities of products, our sales and profitability will suffer.

Although in fiscal 2015 purchases from no vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.

We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” or MFN status with the United States for a particular foreign country, work stoppages, delays in shipment, shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability.

Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

Countries from which our vendors obtain these new products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. The United States Congress periodically considers other restrictions on the importation of products obtained by our vendors and us. The cost of such products may increase for us if applicable duties are raised or if exchange rates fluctuate, or if import quotas with respect to such products are imposed or made more restrictive, we may not be able to obtain certain goods.

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

Our retail store and internet sales utilize a suite of applications for our merchandise system. These systems, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.

Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Because we currently operate one retail location, we are subject to regional risks.

Our retail location is located in Fort Lauderdale Florida. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability could suffer.

Mobile and e-Commerce Technology Risks

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

General Business Risks

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

Our directors and executive officer are required to make interested party decisions, such as the approval of related party transactions, his level of his compensation, and oversight of our accounting function. Our directors and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. Due to our lack of independent directors, we have not implemented various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

At December 31, 2015, we have outstanding 7% secured and unsecured promissory notes convertible at the option of the holders in the aggregate principal amount of $548,846 convertible at prices ranging from $.10 to $.30 per share; the conversion of certain notes limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock. If all the outstanding notes are converted, our issued and outstanding shares would increase significantly. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company.  In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.  The secured notes are secured by all of the Company’s assets.

Our principal shareholders and their affiliates beneficially own and control approximately 68% of our outstanding common stock and as majority shareholders are able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of December 31, 2015, our principal shareholders beneficially own approximately 68% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders also own secured and unsecured promissory notes that are convertible at their option into a material number of shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. We have identified material weaknesses in our internal control over financial reporting due to our lack of internal control over financial reporting related to the timely entry of new inventory items and point of sales during the year ended December 31, 2015. The weakness has delayed the filing of this annual report.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. To mitigate the inventory and point of sales controls the Company intends to develop and implement effective monitoring controls and assign additional employees to oversee such transactions.

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

Name	Age	Position

Edward Cespedes	50	Chairman of the Board of Directors, Chief Executive Officer and Principal Financial Officer
Vincent L. Celentano	49	Director

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

Vincent L. Celentano.  Vincent Celentano has served as a director of our company since February 2016.  Mr. Celentano is an experienced investor with interests in real estate, online media and medical service facilities. From 2012 to present, Mr. Celentano has been an investor in Prodeco Technologies, LLC, a private manufacturer of electric bikes based in Fort Lauderdale, Florida. In 2010, Mr. Celentano became the principal investor in Legendary Trails, a 200 acre residential development located in Ocala, Florida. From 2007 to 2010, Mr. Celentano was the founder of WCIS Media, LLC, the owner of whocanisue.com, a legal lead generation platform. From 2007 to 2010, Mr. Celentano also owned interests in various medical industry related entities that owned and operated imaging facilities, ambulatory surgical centers, and chiropractic centers. In 2005, Mr. Celentano acquired an interest in Holiday Isle Resort and Marina located in the Florida Keys, which was later sold in April, 2006 for $98.25 million. From 2002 until its sale in 2006, Mr. Celentano was the Managing Partner of Baypoint South in Naples, Florida, a 161 unit condominium conversion project.

Directors

Our Board of Directors consists of two members. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees of the Board of Directors

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. We are an early stage company and have been unable to attract qualified independent directors to serve on our board. Our board of directors consists of only two members, and has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Markets, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Director Compensation

None of our directors received any compensation for their services as a member of the Board of Directors during the periods covered by this report.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of the Code of Ethics is posted on our website (www.paymeon.com). A request for a copy can be made in writing to PayMeOn, Inc., 2599 North Federal Highway, Fort Lauderdale, Florida 33305, Attention: Mr. Edward Cespedes.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at PayMeOn, Inc., 2599 North Federal Highway, Fort Lauderdale, Florida 33305. Attention: Mr. Edward Cespedes. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2015.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

our principal executive officer or other individual serving in a similar capacity;

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)	All Other Compensation($)	Total ($)

Edward Cespedes	2014	$195,627	$25,000	$—	$—	$220,627	[1]
	2015	$175,000	$--	$—	$—	$175,000	[2]

———————

1  Approximately $162,247 has been accrued but not paid.

2  Approximately $136,035 has been accrued but not paid.

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

We may terminate the agreement at any time, with or without due cause. “Due cause” is defined as Mr. Cespedes’ final conviction or plea of guilty or no contest to a felony involving moral turpitude or willful misconduct that is materially and demonstrably injurious economically to the Company. We may also terminate the agreement upon Mr. Cespedes’ death and, if as a result of Mr. Cespedes’ incapacity due to physical or mental illness, Mr. Cespedes, having been substantially unable to perform his duties for three consecutive months, we may terminate Mr. Cespedes for disability upon 30-days written notice.

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

How Compensation for our Directors and Executive Officers was Determined

None of our directors receive any compensation for their services as a member of the Board of Directors during the periods covered by this report. Our chief executive officer, Edward Cespedes, is compensated as per his employment agreement entered into on August 15, 2011 and amended agreement entered into on July 18, 2014. Mr. Cespedes is an experienced executive and we believe his compensation is commensurate with executives of publicly traded entities with similar background and experience.

2015 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2015 or 2014.

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

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of April 11, 2016, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 13,813,457 of common stock outstanding as of April 11, 2016, together with securities exercisable or convertible into shares of common stock within sixty (60) days of April 11, 2016, for each stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Edward Cespedes (1)	2,864,142	21.3%
Vincent L. Celentano (2)	5,482,104	40.8%
All officers and directors as a group (two persons) (1) (2)	8,346,246	62.1%
Celentano Consulting Company, LLC (3)	1,623,106	12.1%
William D. Celentano (4)(5)	848,297	6.3%

———————

(1)

Includes shares of our Common Stock held of record by Edward A. Cespedes Revocable Trust dated August 22, 2007, beneficially owned and controlled by Edward A. Cespedes as trustee, and EAC Management, LLC, an entity controlled by Mr. Cespedes. Includes 1,000,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.51 per share. The number of shares beneficially owned by Mr. Cespedes excludes 326,322 shares held in trust for the benefit of his children over which he disclaims beneficial ownership.

(2)

Includes 1,000,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.51 per share. Includes ownership interests held by Celentano Consulting Company, LLC.  Mr. Celentano is the Manager of Celentano Consulting Company, LLC.  Excludes shares of our Common Stock issuable to Vincent L. Celentano upon the conversion of outstanding unsecured convertible notes in the aggregate principal and interest amount of $280,346 at April 11, 2016. The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock.  The address of Vincent L. Celentano is 987 Hillsboro Mile, Hillsboro, Florida 33062.  Mr. Celentano disclaims any beneficial interest in securities held by his brother, William D. Celentano.

 (3)

Excludes shares of our Common Stock issuable to Celentano Consulting Company, LLC upon the conversion of outstanding secured convertible notes in the aggregate principal and interest amount of $204,149 at April 11, 2016.  The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock.  Mr. Celentano is the Manager of Celentano Consulting Company, LLC.  The address of Celentano Consulting Company, LLC is 987 Hillsboro Mile, Hillsboro, Florida 33062.

(4)

Includes ownership interests held in a trust for the benefit of William D. Celentano.  Excludes shares of our Common Stock issuable to William Celentano upon the conversion of outstanding unsecured convertible notes in the aggregate principal and interest amount of $11,029 at April 11, 2016. The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock.  The address of Vincent D. Celentano is 987 Hillsboro Mile, Hillsboro, Florida 33062.  Mr. Celentano disclaims any beneficial interest in securities held by his brother, Vincent L. Celentano.

(5)

Excludes shares of our Common Stock issuable to a trust for the benefit of William D. Celentano upon the conversion of outstanding unsecured convertible notes in the aggregate principal and interest amount of $197,700 at April 11, 2016. The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock.  The address of Vincent D. Celentano is 987 Hillsboro Mile, Hillsboro, Florida 33062.  Mr. Celentano disclaims any beneficial interest in securities held by his brother, Vincent L. Celentano.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a part to any related party transaction, including transaction in which:

•

the amounts involved exceeded or will exceed the lesser or $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years; and

•

a director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

During September 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. After conducting testing and engaging in limited sales transactions, the Company decided not to pursue a formal licensing agreement.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 with Celentano Consulting Company, LLC, an entity controlled by Vincent Celentano and an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note.  As of December 31, 2015, the note was past its maturity date, however, Celentano Consulting Group has agreed in writing to extend the maturity date of such note to December 23, 2016.  As of April 11, 2016 the aggregate amount due under the note was $204,149.

As of December 31, 2015, the Company has issued and outstanding a series of unsecured promissory notes in the aggregate principal amount of $359,500 to Vincent Celentano and William Celentano and their affiliated entities. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price ranging from $0.10 to $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company used the proceeds for working capital purposes.  William Celentano is the brother of Vincent Celentano. Each person disclaims beneficial interest in the securities held by the other.

During the year ended December 31, 2014, the Company issued an aggregate of 3,522,180 shares of restricted common stock to Celentano Consulting Company, LLC, pursuant to the conversion of certain 7% unsecured convertible promissory notes held by Celentano Consulting Company in the aggregate principal amount and accrued interest of $994,618. Celentano Consulting Company, LLC, an affiliate of the Company, is beneficially owned by Vincent L. Celentano. The notes were convertible at prices ranging from $0.12 to $0.345 per share at the option of the holder.

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

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in ProdecoTech, a private manufacturer of electric bicycles under the brand “Prodeco” with manufacturing facilities located in Fort Lauderdale, Florida. ProdecoTech was organized under the laws of the State of Florida in June 2012. The ProdecoTech membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at their historical cost basis of $0 from related parties.

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from ProdecoTech, an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to ProdecoTech under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015 the Company has recorded $0 and $2,967 of interest income. As of December 31, 2015 the related party elected accept as a payment the note receivable of $84,760 and accrued interest of $2,967 against convertible notes payable related party.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Liggett & Webb P.A.(formerly known as Liggett, Vogt & Webb, P.A.), as well as the fees charged for such services. In its review of non-audit service and its appointment of Liggett & Webb P.A., the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Liggett & Webb P.A. were approved by the Board, acting as our Audit Committee. The following table shows the fees for the years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees (1)	$31,000	$40,963
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibits

Exhibit Number	Description
2.1	Merger Agreement dated February 17, 2011 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (2)
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred (6)
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013 (8)
3.5	Bylaws (3)
10.1	Indemnification Agreement (4)
10.2	Sublease Agreement (13)
10.3	Employment Agreement with Edward Cespedes(5)
10.4	Agreement with Adility, Inc. (3)
10.5	Form of Secured Convertible Promissory Note (7)
10.6	Form of General Security Agreement (7)
10.7	Form of Unsecured Promissory Note (9)
10.8	WCIS Asset Purchase Agreement effective April 1, 2013 (10)
10.9	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC (11)
10.10	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC (11)
10.11	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014 (11)
10.12	Form of Non Exclusive Dealer Agreement with Prodeco Technologies LLC (12)
10.13	Form of 7% Unsecured 12 Month Promissory Note issued by Prodeco Technologies, LLC in Favor of Paymeon, Inc. (12)
10.14	7% Convertible Promissory Note dated October 22, 2015 (13)
14.1	Code of Ethics (filed as exhibit to Form 10-K Annual Report for year ended December 31, 2011)
21.1	List of subsidiaries of the Company (3)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10)

Incorporated by reference to Definitive Proxy Statement on Schedule 14A filed on March 19, 2013.

(11)

Incorporated by reference to Form 8-K filed on July 22, 2014.

(12)

Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 2014 filed on March 26, 2015.

(13)

Incorporated by reference to Form 8-K filed on October 28, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2016

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Cespedes	Director	April 14, 2016
Edward Cespedes

/s/ Vincent L. Celentano	Director	April 14, 2016
Vincent L. Celentano

INDEX TO FINANCIAL STATEMENTS

PAYMEON, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PayMeOn, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PayMeOn, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of PayMeOn, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a net loss of $730,451, a working capital deficiency of $1,355,156, used cash in operations of $253,579 and an accumulated deficit of $8,066,634 at December 31, 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very truly yours,

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 14, 2016

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$50,243	$1,558
Inventory	67,752	—
Prepaid expenses	103,169	7,252
Other current assets	695	—

TOTAL CURRENT ASSETS	221,859	8,810

LONG TERM ASSETS
Computer equipment, leasehold improvements and website costs, net	290,368	1,029
Deposits	12,397	—
	302,765	1,029

TOTAL ASSETS	$524,624	$9,839

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$286,141	$229,904
Accounts Payable - related party	10,544	28,087
Due to related party	23,238	—
Customer deposits	3,598	—
Accrued expenses	838,046	607,431
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount and notes receivable of $223,125 and $55,491, respectively)	413,448	221,582

TOTAL CURRENT LIABILITIES	1,577,015	1,089,004

NOTE PAYABLE - CONVERTIBLE	300,000	—

TOTAL LIABILITIES	1,877,015	1,089,004

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 12,863,457, and 12,563,457 shares issued and outstanding, respectively as of December 31, 2015 and December 31, 2014	12,863	12,563
Additional paid in capital	6,701,380	6,244,455
Accumulated deficit	(8,066,634)	(7,336,183)
TOTAL STOCKHOLDERS'S DEFICIT	(1,352,391)	(1,079,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$524,624	$9,839

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Revenue
Service Revenue	$6,502	$3,932
Products Sales	168,654	26,440
Total revenue	175,156	30,372

Cost of products sold	101,386	23,574
Gross Profit	73,770	6,798

OPERATING EXPENSES
Professional fees	90,771	96,775
Web development and hosting	4,508	18,317
Payroll and payroll taxes	191,552	274,473
Consulting	61,543	113,481
Travel and entertainment	13,535	13,758
Marketing -related party	27,624	18,743
General and administrative	104,892	485,415
Total Operating Expenses	494,425	1,020,962

NET LOSS FROM OPERATIONS	(420,655)	(1,014,164)

OTHER (INCOME) / EXPENSES
Interest income - related party	(2,967)	—
Interest expense	312,763	412,549
Total other expenses	309,796	412,549

Net loss before provision for income taxes	(730,451)	(1,426,713)

Provision for Income Taxes	—	—

NET LOSS	$(730,451)	$(1,426,713)

Net loss per share - basic and diluted	$(0.06)	$(0.17)

Weighted average number of shares outstanding - basic and diluted	12,650,443	8,514,381

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECMEMBER 31, 2015 AND 2014

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2013	—	$—	5,572,688	$5,573	$4,653,851	$(5,909,470)	$(1,250,046)

Warrants and Options issued for services	—	—	—	—	32,597	—	32,597

Benefical Conversion feature on convertible debt	—	—	—	—	126,347	—	126,347

Forgiveness of accrued wages	—	—	—	—	326,727	—	326,727

Conversion of loans and accrued interest to common stock	—	—	3,522,180	3,522	991,096	—	994,618

Common stock issued for services	—	—	400,000	400	87,600	—	88,000

Common Stock issued for acquisition	—	—	2,941,176	2,941	(2,941)	—	—

Sale of common stock	—	—	127,413	127	29,178	—	29,305

Net Loss	—	—	—	—	—	(1,426,713)	(1,426,713)

Balance December 31, 2014	—	—	12,563,457	12,563	6,244,455	(7,336,183)	$(1,079,165)

Beneficial Conversion feature on convertible debt	—	—	—	—	342,225	—	342,225

Common stock issued for services	—	—	250,000	250	97,250	—	97,500

Sale of common stock	—	—	50,000	50	17,450	—	17,500

Net Loss	—	—	—	—	—	(730,451)	(730,451)

Balance December 31, 2015	—	$—	12,863,457	$12,863	$6,701,380	$(8,066,634)	$(1,352,391)

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(730,451)	$(1,426,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,478	1,103
Loss on disposal of assets	—	484
Amortization of debt discount	262,318	363,099
Warrants issued for services	—	32,597
Common stock issued for services	—	88,000
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expense	1,583	(7,252)
Increase in inventory	(67,752)	—
Decrease in deposit	3,598	31,407
Increase in other assets	(695)	—
Increase in interest receivable - related party	(2,967)	—
Decrease in accrued expenses - related party	(13,499)	—
Increase in accounts payable and accrued expenses	282,808	651,783
Net Cash Used In Operating Activities	(253,579)	(265,492)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of computers	(817)	—
Deposits	(12,397)	—
Notes receivable - related party	(84,760)	—
Net Cash Used in Investing Activities	(97,974)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances - related party	—	14,246
Repayments to related party	—	(20,346)
Advances from related party	23,238	—
Proceeds from notes payable related party - convertible	359,500	240,784
Sale of common stock	17,500	29,305
Net Cash Provided By Financing Activities	400,238	263,989

NET INCREASE / (DECREASE) IN CASH	48,685	(1,503)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,558	3,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,243	$1,558

Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Supplemental disclosure of non cash investing & financing activities:

During the year ended December 31, 2015, the Company received $359,500 from a related party in exchange for convertible notes payable of $359,500 with the beneficial conversion feature valued at $342,225.

During the year ended December 31, 2015 a related party elected to accept as the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

During the year ended December 31, 2015 the Company purchased $300,000 of leasehold improvements in exchange for a $300,000 convertible note payable.

During the year ended December 31, 2015 the Company issued 250,000 shares for $97,500 (.$39 per share) for prepaid services.

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

In addition, in 2014, the Company began selling electric bicycles from an affiliate entity of which the Company acquired a 19.4% equity interest (See note 10). During 2015, the Company expanded its sales of electric bicycles to include sales of electric bicycles and related products made by other manufacturers in a new retail store location in Fort Lauderdale.

During the first quarter of 2016, PayMeOn formed a new subsidiary, Paymeon Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2015, the Company has an accumulated deficit of $8,066,634, a working capital deficiency of $1,355,156 and used cash in operations of $253,579 for the year ended December 31, 2015. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

AS OF DECEMBER 31, 2015

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

(D) Prepaid expenses

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair market value on the date of issuance. In addition the Company is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has amortized of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. During the year ended December 31, 2015 the Company expensed the remaining balance of $7,252. The parties agreed to terminate the agreement and no further amounts are owed under the agreement.

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. As Of December 31, 2015 Company has expensed $44,331 and has a prepaid expense of $103,169.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

(F) Computer Equipment, Leasehold Improvements and Website Costs

Computer Equipment, Leasehold improvements and Website Costs are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three to five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of computer equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

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

Depreciation/
Amortization
Asset Category	Period
Website costs	5 Years
Computer equipment	3 Years
Leasehold improvements	5 Years

Computer equipment, leasehold improvements and website costs consisted of the following:

	December 31, 2015	December 31, 2014

Computer equipment	$4,563	$3,747
Lease hold improvements	300,000	—
Website development	24,775	24,775

Total	329,338	28,522
Accumulated depreciation	(38,970)	(27,493)
Balance	$290,368	$1,029

Depreciation expense for years ended December 31, 2015 and 2014 was $11,478 and $1,103 respectively. During the year ended December 31, 2014 the Company chose to impair computer equipment with a historical cost of $2,342, the Company recorded a charge for impairment of $484.

On October 22, 2015 (the “Closing Date”), the Company issued an unsecured promissory note (the “Note”) in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

The Company recognizes revenue when the products are shipped or picked up by the customers and collectability is reasonable assured. The Company recognizes service revenue when the services have been performed, invoiced to the customer and the collectability is reasonable assured.

(I) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On April 14, 2015 the Company entered into a securities exchange agreement (the “Exchange Agreement”) with Vincent L. Celentano, an individual shareholder of the Company, Prodeco Technologies, LLC, liability company (“PROTEC”) and each of the members of Prodeco (each a “PROTEC Member” and collectively, the “PROTEC Members”). On the execution date the Company held a 19.4% equity interest in PROTEC. Under the Exchange Agreement the Company agreed to acquire the remaining 80.6% interest of PROTEC from the PROTEC Members in exchange for an aggregate of 62,224,700 shares of newly issued shares of the of common stock (the “Exchange Shares”), subject to certain conditions to closing.

On September 30, 2015, the Company and PROTEC mutually agreed to terminate the Exchange Agreement by and between the Company, Vincent L. Celentano, an individual shareholder of the Company, PROTEC and each of the members of PROTEC.

(J) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 199,065 and 380,225 shares issuable upon the exercise of options and warrants and approximately 4 million and 1 million shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2015 and 2014, respectively.

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

AS OF DECEMBER 31, 2015

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	December 31,
	2015	2014
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(274,869)	$(536,872)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	23,450	60,846
Change in valuation allowance	251,419	476,026

Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	December 31,
	2015	2014
Deferred income tax asset:	$681,306	$758,675
Net operating loss carryforwards	1,715,697	1,464,277
Valuation allowance	(2,397,003)	(2,222,952)
Deferred income taxes	$—	$––

As of December 31, 2015, the Company has a net operating loss carry forward of approximately $4,500,000 available to offset future taxable income through 2035. This results in deferred tax assets of approximately $2,397,003 as of December 31, 2015. The valuation allowance at December 31, 2015 was approximately $2,397,003. The change in the valuation allowance for the year ended December 31, 2015 was an increase of $174,051. Tax returns for the years ended December 31, 2015, 2014, 2013 and 2012 are subject to examination by the Internal Revenue Service.

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

AS OF DECEMBER 31, 2015

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

AS OF DECEMBER 31, 2015

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

NOTE 4 – NOTES RECEIVABLE RELATED PARTY

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Prodeco Technologies, LLC, (“Prodeco”) an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the year ended December 31, 2015 the Company has $2,967 of interest income. As of December 31, 2015 the related party elected to accept the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	December 31, 2015	December 31, 2014

Loan Amount	$548,846	$277,073
Discount	(135,398)	(55,491)
Balance	$413,448	$221,582

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $79,440 of the debt discount. Accrued interest at December 31, 2015 and 2014 amounted to $16,744 and $11,183, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $86,060 of the debt discount. Accrued interest at December 31, 2015 and 2014 amounted to $18,138 and $12,144, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature.  On May 15, 2015, the note holder agreed to extend the note through May 15, 2016, As of December 31, 2015 and 2014 the Company amortized $760 and $479 and accrued interest amounted to $87 and $34, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. On May 12, 2015, the note holder agreed to extend the note through May 22, 2016. As of December 31, 2015 and 2014 the Company amortized $750 and $458 and accrued interest amounted to $85 and $32, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 6, 2016. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $10,000 and $5,699 and accrued interest amounted to $1,099 and $399, respectively.

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 15, 2016. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $781 and $426 and accrued interest amounted to $84 and $30, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 18, 2016. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $500 and $268 and accrued interest amounted to $54 and $19, respectively.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 26, 2016. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $1,000 and $515 and accrued interest amounted to $106 and $36, respectively.

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 27, 2016. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $4,500 and $2,305 and accrued interest amount to $476 and $161, respectively.

On July 8, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $5,000 and $2,411 and accrued interest amounted to $519 and $169.

On July 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $10,000 and $4,630 and accrued interest amounted to $1,024 and $324, respectively.

On July 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $6,250 and $2,860 and accrued interest amounted to $765 and $240, respectively.

On July 28, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $12,000 and $5,129 and accrued interest amounted to $2,398 and $718, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On August 19, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $6,875 and $2,524 and accrued interest amounted to $718 and $193, respectively.

On September 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $5,833 and $1,790 and accrued interest amounted to $915 and $215, respectively.

On September 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $10,000 and $2,521 and accrued interest amounted to $876 and $176, respectively.

On October 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2015 and 2014 the Company recorded accrued interest of $44 and $9, respectively.

On October 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2015 and 2014 the Company recorded accrued interest of $33 and $7, respectively.

On October 20, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $1,890 and $395 and accrued interest of $201 and $33, respectively.

On October 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $4,699 and $959 and accrued interest amounted to $501 and $81.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On October 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of December 31, 2015 and 2014 the Company amortized $8,414 and $1,557 and accrued interest of $819 and $119, respectively.

On January 5, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $1,000 and accrued interest amounted to $69.

On January 20, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $80,342 and accrued interest amounted to $5,624.

On February 6, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $42,685 and accrued interest amounted to $2,988.

On March 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $40,137 and accrued interest amounted to $2,810.

On May 12, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $30,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $19,068 and accrued interest amounted to $1,335.

On June 3, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $518 and accrued interest amounted to $40.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $450 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $252 and accrued interest amounted to $20.

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $2,515 and accrued interest amounted to $196.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of December 31 2015 the Company amortized $488 and accrued interest amounted to $38.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $1,457 and accrued interest amounted to $113.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $486 and accrued interest amounted to $38.

On July 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $6,375 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $1,834 and accrued interest amounted to $279.

On August 11, 2015, the Company received $20,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $5,507 and accrued interest amounted to $545.

On October 2, 2015, the Company received $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $185 and accrued interest amounted to $17.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On October 16, 2015, the Company received $25,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and is due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $18,750 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $3,904 and accrued interest amounted to $364.

On November 17, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note maybe be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $47,750 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $9,890 and accrued interest amounted to $729.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note maybe be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $89 and accrued interest amounted to $6.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $27,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note maybe be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $27,500 for the fair value of the beneficial conversion feature. As of December 31, 2015 the Company amortized $753 and accrued interest amounted to $53.

As of December 31, 2015 the related party elected to accept  the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On October 22, 2015 (the “Closing Date”), the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date. As of December 31, 2015 the Company accrued interest amounted to $4,027.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

For the years ended December 31, 2015 and 2014 the Company recorded a salary expense of $175,000 and $220,627, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at December 31, 2015 and 2014 were $286,752 and $162,497, respectively (See Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive warrants to purchase 36,232 shares of the Company's Common Stock and a warrant to purchase 36,232 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, expired on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of December 31, 2015, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorneys costs. The case is scheduled for April 2015. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2015.

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

On October 22, 2015 the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The Company intends to use the premises to establish and operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617.50 and an additional 5 year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ a convertible note payable in the amount of $300,000(See Note 6).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at December 31, 2015 are as follows:

2016	$67,410
2017	67,410
2018	67,410
2019 and thereafter	101,115
Total minimum lease payments	$576,701

Total rent expense for the years ended December 31, 2015 and 2014 amounted to $11,798 and $0.

NOTE 8 – STOCKHOLDERS DEFICIT

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

On July 17, 2014 the Company entered into a six month consulting agreement for investor relations. The Company issued 400,000 shares of common stock valued at $88,000 ($0.22 per share) the fair value on the date of issuance to a consultant for public relations, and is required to pay the consultant $7,500 per month. As of December 31, 2014 the Company has recorded an expense of $80,748 and the remaining balance of $7,252 is recorded as a prepaid expense. The Company expensed the remaining balance of $7,252 during the year ended December 31, 2015.

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

AS OF DECEMBER 31, 2015

On January 5, 2015 the Company sold a total of 50,000 shares to an individual for proceeds of $17,500 ($0.35 per share).

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. As Of December 31, 2015 Company has expensed $44,311 and has a prepaid expense of $103,169

NOTE 9 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the years ended December 31, 2015 and 2014 and the related changes during these periods are presented below.

Stock Options and Warrants	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2013	220,290	$13.11
Granted	167,181.10
Exercised	—	—
Expired	(7,246)	17.25
Balance at December 31, 2014	380,225	$7.23
Granted	—	—
Exercised	—	—
Expired	(181,160)	12.89
Balance at December 31, 2015	199,065	$2.06

The following table summarizes information about options and warrants for the Company as of December 31, 2015 and 2014:

	2015 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.10 - $12.42	199,065	2.06	$2.06	167,181	$0.10

	2014 Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.10 - $12.42	199,065	3.44	$12.42	167,181	$ 0.10
$4.83 - $10.35	36,232.15		$ 4.83	36,232	$ 4.83
$11.04 - $15.87	144,928.68		$14.89	144,928	$14.89

The Company's stock price was lower than the weighted average exercise price at December 31, 2015 and 2014, therefore there is no aggregate intrinsic value of the options and warrants.

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

AS OF DECEMBER 31, 2015

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

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expire on February 23, 2016. As of December 31, 2015, the consultant has not reached these milestones.

On February 23, 2012, the Company granted warrants to purchase 36,232 shares of its common stock to consultants at an exercise price of $4.83 per share. These warrants expire on February 22, 2015.

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

NOTE 10 – RELATED PARTIES

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from PROTEC an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to PROTEC under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015 the Company has recorded $0 and $2,967 of interest income. As of December 31, 2015 the related party elected accept the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

During the year ended December 31, 2015 the Company reimbursed Vincent L. Celentano, the Company's majority shareholder $18,500 for marketing expenses paid on behalf of the Company.

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

For the years ended December 31, 2015 and 2014 the Company recorded a salary expense of $175,000 and $220,627, respectively, including the minimum annual bonus of $0 and $50,000, respectively. Accrued compensation at December 31, 2015 and 2014 were $286,752 and $162,497, respectively (See Note 7).

During September, 2012, the Company entered into preliminary negotiations surrounding a licensing agreement with Destination Meals LLC. Our CEO, Edward Cespedes, is a 10% owner of Destination Meals LLC through the Edward A. Cespedes Revocable Trust dated August 22, 2007. The Parties conducted testing and engaged in limited sales transactions. As of December 31, 2015 and 2014 the Company has recognized $15 and $79, respectively of revenue under the proposed licensing agreement.  The Parties mutually agreed not to pursue any licensing agreement.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

As of December 31, 2015 the Company’s Chief Executive Officer was owed $23,238 for amounts he paid on behalf of the Company

See Note 5 for Convertible Notes Payable Related Party.

NOTE 11 – CONCENTRATIONS

For the year ended December 31, 2014, 100% of product sales were derived from four customers. For the year ended December 31, 2015, no customer accounted for more than 10% of sales.

NOTE 12 – SUBSEQUENT EVENTS

On January 2, 2016, the Company issued 60,000 shares upon execution of a six month investor relations agreement.

On January 4, 2016 the Company extended its business consulting and strategic planning agreement with Mayer and Associates for an additional 6 months.  In conjunction with the extension, the Company issued Mayer and Associates 500,000 shares of restricted common stock.

On January 15, 2016, February, 16, 2016, February 17, 2016, the Company received $12,500, $3,500, $4,500 and $5,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due 12 months from issuance of the note. The notes are convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion.

On February 19, 2016 the Company issued stock options to acquire a total of 40,000 shares of the Company’s common stock to three employees.  The options have a strike price of $0.51 per share and expire on March 1, 2021.  The options vest 25% per year over 4 years beginning on March 1, 2017.

On February 25, 2016 Mr. Celentano was appointed to the Board of Directors of the Company.  In conjunction with his appointment, the Company issued Mr. Celentano an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 25, 2023. In addition, the Company appointed Edward A. Cespedes to be its Chairman of the Board of Directors. In conjunction with his appointment, Edward A. Cespedes was issued an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023.

On February 25, 2016 the Company issued two consultants options to acquire 1,000,000 shares of the Company’s common stock each. The options were fully vested at issuance and have a strike price of $0.51 per share and expire February 25, 2023. In addition, based on consulting agreements, consultants may be entitled to additional compensation based on net income or net sales criteria.

On February 29, 2016 the Company issued stock options to acquire a total of 40,000 shares of the Company’s common stock to three employees.  The options have a strike price of $0.51 per share and expire on March 1, 2021.  The options vest 25% per year over 4 years beginning on March 1, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On March 1, 2016, the Company formed a new subsidiary, Paymeon Brands, to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

On March 8, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On March 9, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On March 23, 2016 the Company sold a total of 200,000 shares to two accredited investors for proceeds of $40,000 ($0.20 per share).

On April 14, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment.