Form 10-Q
period 2016-03-31
PayMeOn, Inc.
filed 2016-05-23
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

_______________________________________________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 20 , 2016
Common Stock, $0.001 Par Value Per Share	14,273,637

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$11,651	$50,243
Inventory	58,313	67,752
Prepaid expenses	241,602	103,169
Other current assets	695	695
TOTAL CURRENT ASSETS	312,261	221,859

LONG TERM ASSETS
Computer equipment, leasehold improvements and website costs, net	276,149	290,368
Deposits	12,397	12,397
	288,546	302,765

TOTAL ASSETS	$600,807	$524,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$278,927	$286,141
Accounts Payable - related party	8,001	10,544
Due to related party	2,573	23,238
Customer deposits	—	3,598
Accrued expenses	868,378	838,046
Note payable	2,000	2,000
Notes Payable related party - convertible (net of discount and notes receivable of $199,012 and $223,125 respectively)	477,561	413,448
TOTAL CURRENT LIABILITIES	1,637,440	1,577,015

NOTE PAYABLE - CONVERTIBLE	300,000	300,000

TOTAL LIABILITIES	1,937,440	1,877,015

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 13,873,637 and 12,863,457 shares issued and outstanding, respectively as of March 31, 2016 and December 31, 2015	13,873	12,863
Additional paid in capital	8,227,609	6,701,380
Accumulated deficit	(9,578,115)	(8,066,634)
TOTAL STOCKHOLDERS'S DEFICIT	(1,336,633)	(1,352,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$600,807	$524,624

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

Revenue
Service Revenue, net	$—	$99
Products Sales	89,620	16,589
Total revenue	89,620	16,688

Cost of products sold	45,581	15,826
Gross Profit	44,039	862

OPERATING EXPENSES
Professional fees	14,115	29,111
Web development and hosting	590	1,490
Payroll and payroll taxes	52,057	50,939
Consulting	742,402	17,211
Travel and entertainment	2,877	3,762
Marketing -related party	—	23,924
General and administrative	658,051	8,305
Total Operating Expenses	1,470,092	134,742

NET LOSS FROM OPERATIONS	(1,426,053)	(133,880)

OTHER (INCOME) / EXPENSES
Interest income - related party	—	1,483
Interest expense	(85,428)	(54,934)
Total other expenses	(85,428)	(53,451)

Net loss before provision for income taxes	(1,511,481)	(187,331)

Provision for Income Taxes	—	—

NET LOSS	$(1,511,481)	$(187,331)

Net loss per share - basic and diluted	$(0.11)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	13,265,224	12,610,679

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,511,481)	$(187,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,380	187
Amortization of debt discount	64,113	48,329
Warrants and options issued for services	1,134,039	—
Common stock issued for services	125,649	—
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expense	(882)	7,252
Decrease in inventory	9,439	—
Decrease in deposit	(3,598)	(4,568)
Increase in other assets	—	(1,483)
Increase in interest receivable - related party	—	(28,087)
Decrease in accounts payable - related party	(2,543)	4,568
Increase in accounts payable and accrued expenses	23,118	50,982
Net Cash Used In Operating Activities	(145,766)	(110,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	(2,161)	—
Notes receivable - related party	—	(84,760)
Net Cash Used in Investing Activities	(2,161)	(84,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances - related party	—	20,530
Repayments to related party	(20,665)	(20,530)
Proceeds from notes payable related party - convertible	40,000	183,500
Sale of common stock	90,000	17,500
Net Cash Provided By Financing Activities	109,335	201,000

NET INCREASE / (DECREASE) IN CASH	(38,592)	6,089

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,243	1,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,651	$7,647

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the three months ended March 31, 2016, the Company received $40,000 from a related party in exchange for convertible notes payable of $40,000 with the beneficial conversion feature valued at $40,000.

During the three months ended March 31, 2016, the Company issued 500,000 shares of common stock valued at $235,000 ($0.47 per share) for prepaid consulting services.

During the three months ended March 31, 2015, the Company received $183,500 from a related party in exchange for convertible notes payable of $183,500 with the beneficial conversion feature valued at $183,500.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2016 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC, PayMeon Brands, Inc, and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2016, the Company has an accumulated deficit of $9,578,115, a working capital deficiency of $1,325,179 and used cash in operations of $145,766 for the three months ended March 31, 2016. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

(D) Prepaid expenses

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants.  On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock  valued at $235,000 ($0.47 per share). As of March 31, 2016 and December 31, 2015 Company has expensed $97,449 and $44,331 and has a prepaid expense of $241,602 and $103,169, respectively.

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

Depreciation/
Amortization
Asset Category	Period
Website costs	5 Years
Computer equipment	3 Years
Leasehold improvements	5 Years

Computer equipment, leasehold improvements and website costs consisted of the following:

	March 31, 2016	December 31, 2015

Computer equipment	$6,724	$4,563
Lease hold improvements	300,000	300,000
Website development	24,775	24,775

Total	331,499	329,338
Accumulated depreciation	(55,350)	(38,970)
Balance	$276,149	$290,368

Depreciation expense for three months ended March 31, 2016 and 2015 was $16,380 and $187 respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

(I) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at March 31, 2016, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

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

(J) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 4,207,181 and 343,993 shares issuable upon the exercise of options and warrants and approximately 4 million and 2 million shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended March 31, 2016 and 2015, respectively.

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

AS OF MARCH 31, 2016

(UNAUDITED)

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	March 31, 2016	December 31, 2015

Loan Amount	$588,846	$548,846
Discount	(111,285)	(135,398)
Balance	$477,561	$413,448

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $79,440 of the debt discount. Accrued interest at March 31, 2016 and December 31, 2015 amounted to $18,130 and $16,744, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $86,060 of the debt discount. Accrued interest at March 31, 2016 and December 31, 2015 and 2014 amounted to $19,640 and $18,138, respectively. As of December 31, 2013, the note is past due and in default. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On May 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature.  On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, As of March 31, 2016 and December 31, 2015 the Company amortized $760 and $760 and accrued interest amounted to $100 and $87, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On May 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. On May 22, 2016, the note holder agreed to extend the note through May 22, 2017. As of March 31, 2016 and December 31, 2015 the Company amortized $750 and $750 and accrued interest amounted to $98 and $85, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On June 6, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 6, 2016. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,273 and $1,099, respectively.

On June 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 15, 2016. The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $781 and $781 and accrued interest amounted to $98 and $84, respectively.

On June 18, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 18, 2016. The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $500 and $500 and accrued interest amounted to $63 and $54, respectively.

On June 26, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 26, 2016. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $1,000 and $1,000 and accrued interest amounted to $124 and $106, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On June 27, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 27, 2016. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $4,500 and $4,500 and accrued interest amount to $555 and $476, respectively.

On July 8, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $5,000 and $5,000 and accrued interest amounted to $606 and $519.

On July 15, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 and 2014 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,199 and $1,024, respectively.

On July 17, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $6,250 and $6,250 and accrued interest amounted to $896 and $765, respectively.

On July 28, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $12,000 and $12,000 and accrued interest amounted to $2,817 and $2,398, respectively.

On August 19, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $6,875 and $6,875 and accrued interest amounted to $849 and $718, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On September 10, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30; 2016.The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $5,833 and $5,833 and accrued interest amounted to $1,089 and $915, respectively.

On September 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,051 and $876, respectively.

On October 1, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $52 and $44, respectively.

On October 2, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of March 31, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $40 and $33, respectively.

On October 20, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $2,000 and $1,890 and accrued interest of $243 and $201, respectively.

On October 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $5,000 and $4,699 and accrued interest amounted to $605 and $501.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On October 30, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $9,167 and $8,414 and accrued interest of $993 and $819, respectively.

On January 5, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through January 5, 2017. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $1,000and $1,000 and accrued interest amounted to $86 and $69, respectively.

On January 20, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through January 20, 2017. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $85,000 and $80,342 and accrued interest amounted to $7,107 and $5,624.

On February 6, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through February 6, 2017. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $47,500 and $42,685 and accrued interest amounted to $3,817 and $2,988.

On March 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through March 13, 2017. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $50,000 and $40,137 and accrued interest amounted to $3,682 and $2,810, respectively.

On May 12, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $30,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $26,548 and $19,068 and accrued interest amounted to $1,858 and $1,335, respectively.

On June 3, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $742 and $518 and accrued interest amounted to $58, $40, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $450 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $364 and $252 and accrued interest amounted to $28, $20, respectively.

On June 9, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $3,637and $2,515 and accrued interest amounted to $283 and $196, respectively.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31 2015 the Company amortized $713 and $488 and accrued interest amounted to $55 and $38, respectively.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $2,130 and $1,457 and accrued interest amounted to $116 and $113, respectively.

On June 16, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $710 and $486 and accrued interest amounted to $55, $38, respectively.

On July 13, 2015 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $6,375 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $4,576 and $1,834 and accrued interest amounted to $427 and $279, respectively.

On August 11, 2015, the Company received $20,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $9,575 and $5,507 and accrued interest amounted to $894 and $545, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On October 2, 2015, the Company received $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $372 and $185 and accrued interest amounted to $35 and $17, respectively.

On October 16, 2015, the Company received $25,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. This note bears interest at 7% and is due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $18,750 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $8,579 and $3,904 and accrued interest amounted to $801 and $364, respectively.

On November 17, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $47,750 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $17,308and $9,890 and accrued interest amounted to $1,275 and $729, respectively.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $712 and $89 and accrued interest amounted to $50 and $6, respectively.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $27,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $27,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 and December 31, 2015 the Company amortized $7,610 and $753 and accrued interest amounted to $533 and $53, respectively.

On January 15, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $12,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 the Company amortized $2,603, and accrued interest amounted to $182.

On February 16, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 the Company amortized $482, and accrued interest amounted to $34.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On February 16, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $3,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 the Company amortized $422, and accrued interest amounted to $30.

On February 17, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 the Company amortized $589, and accrued interest amounted to $41.

On February 26, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of March 31, 2016 the Company amortized $932, and accrued interest amounted to $65.

On March 7, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 the Company amortized $164, and accrued interest amounted to $12.

On March 7, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of March 31, 2016 the Company amortized $164, and accrued interest amounted to $12.

During the year ended  December 31, 2015 the related party elected to accept the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On October 22, 2015 (the “Closing Date”), the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date. As of March 31, 2016 and December 31, 2015 the Company accrued interest amounted to $9,263 and $4,027, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

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

For the three months ended March 31, 2016 and 2015 the Company recorded a salary expense of $43,750 and $43,750, respectively. Accrued compensation at March 31, 2016 and December 31, 2015 were $303,672 and $286,572, respectively (See Note 10).

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive warrants to purchase 36,232 shares of the Company's Common Stock and a warrant to purchase 36,232 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, expired on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of March 31, 2016 and December 31, 2015, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorneys costs. The case is scheduled for April 2015. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of March 31, 2016.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

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

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at March 31, 2016 are as follows:

2016	$50,558
2017	67,410
2018	67,410
2019 and thereafter	101,115
Total minimum lease payments	$286,493

Total rent expense for the three months ended March 31, 2016 and 2015 amounted to $16,852 and $0.

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

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants.  On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). As of March 31, 2016 and December 31, 2015 Company has expensed $97,449 and $44,331 and has a prepaid expense of $240,720 and $103,169, respectively.

On January 2, 2016, the Company entered into a six month investor relations agreement. The Company issued 60,000 shares of common stock valued at $28,200 ($0.47 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On March 8, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On March 9, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On March 23, 2016 the Company sold a total of 200,000 shares to two accredited investors for proceeds of $40,000 ($0.20 per share).

NOTE 9 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the three months ended March 31, 2016 and the year ended December 31, 2015and the related changes during these periods are presented below.

Stock Options and Warrants

	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2015	199,065	$2.06
Granted	4,040,000.51
Exercised	—	—
Expired	(31,884)	12.82
Balance at March 31, 2016	4,207,181	$.49

As of March 31, 2016 there are 4,164,181 options and warrants that are vested.

The Company's stock price was lower than the weighted average exercise price at March 31, 2016 and 2015, therefore there is no aggregate intrinsic value of the options and warrants.

On February 23, 2012, the Company granted warrants to purchase 31,884 shares of its common stock to consultants at an exercise price of $12.42 per share. The warrants begin to vest upon the sale of 72 associated accounts by the consultant and will vest 6 warrants per account sold thereafter. The warrants were issued pursuant to a marketing and sales consulting agreement. The term of the agreement is through February 23, 2016, unless earlier terminated by either party. In the event the consultant ceases to perform services under the agreement or either party terminates the agreement, then any vested, but unexercised warrants shall expire at the earlier of 180 days of the date of termination or the expiration date of the warrants. The warrants expired on February 23, 2016.

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share. The options vest immediately. The options expire on April 16, 2017. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of .87%, an expected life of 3 years.

On February 25, 2016 Mr. Vincent L. Celentano was appointed to the Board of Directors of the Company.  In conjunction with his appointment, the Company issued Mr. Celentano an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 25, 2023. In addition, the Company appointed Edward A. Cespedes to be its Chairman of the Board of Directors. In conjunction with his appointment, Edward A. Cespedes was issued an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 174%, risk free interest rates of .78% based on expected life of 2 years.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On February 25, 2016 the Company issued two consultants options to acquire 1,000,000 shares of the Company’s common stock each. The options were fully vested at issuance and have a strike price of $0.51 per share and expire February 25, 2023. In addition, based on consulting agreements, consultants may be entitled to additional compensation based on net income or net sales criteria. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 174%, risk free interest rates of .78% based on expected life of 2 years.

On February 29, 2016 the Company issued stock options to acquire a total of 40,000 shares of the Company’s common stock to three employees. The options have a strike price of $0.51 per share and expire on March 1, 2021.  The options vest 25% per year over 4 years beginning on March 1, 2017. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 174%, risk free interest rates of .78% based on expected life of 2 years.

NOTE 10 – RELATED PARTIES

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from PROTEC an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to PROTEC under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015 the Company has recorded $0 and $2,967 of interest income. During the year ended December 31, 2015, the related party elected to accept the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

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

For the three months ended March 31, 2016 and 2015 the Company recorded a salary expense of $43,750 and $43,750, respectively. Accrued compensation at March 31, 2016 and December 31, 2015 were $303,672 and $286,572, respectively (See Note 7).

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

As of March 31, 2016 and December 31, 2015 the Company’s Chief Executive Officer was owed $2,573 and $23,238 for amounts he paid on behalf of the Company

See Note 5 for Convertible Notes Payable Related Party.

NOTE 11 – CONCENTRATIONS

For the three months ended March 31, 2016 no customer amounted to 10% or greater of the product sales and 22% of cost of goods sold were acquired from an affiliate entity.

For the three months ended March 31, 2015 100% of the product sales were derived from four customers 49%, 24%, 17%, and 10% respectively and 100% of cost of goods sold were acquired from an affiliate entity.

NOTE 12 – SUBSEQUENT EVENTS

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

On April 15, 2016, the Company sold a total of 50,000 shares to an accredited investor for proceeds of $10,000 ($0.20 per share).

On April 19, 2016, the Company’s wholly-owned subsidiary, Paymeon Brands, Inc., entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc”. The agreement provides for Paymeon Brands and Bulter organizing a new entity equally owned by the parties.

On May 2, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

On May 6, 2016, the Company sold a total of 50,000 shares to an accredited investor for proceeds of $10,000 ($0.20 per share).

On May 11, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

On May 12, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

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

Results of Operations

Revenues for the three months ended March 31, 2016, totaled $89,620 and were principally derived from sales of electric bicycles made by multiple manufacturers, and service. Revenues for the three months ended March 31, 2015, were $16,688 primarily derived from the sale of electric bicycles made by Prodeco Technologies. The $72,932 increase represents an increase of 437% over the same period in 2015 and reflects the growth of our light electric vehicle operations. We expect our revenues from light electric vehicles, and related products, such as apparel, to increase as we focus on increasing such sales, and until such time as we receive additional financing we do not anticipate receiving any revenues from sales of mobile text packages or our other mobile applications.

Operating expenses for the three months ended March 31, 2016, totaled $1,470,092, an increase of $1,335,350 or 991% from $134,742 for the three months ended March 31, 2015. The increase in operating expenses was primarily due to an increased general and administrative (G&A) expenses of $649,746 which was primarily attributable to non-cash expenses related to stock options issued to directors and employees during the quarter in the amount of $567,286. Web development and hosting decreased by $900 or 60% from $1,490 to $590, as during 2016 we have focused on sales of light electric vehicles. Payroll and payroll taxes increased slightly by $1,118 or 2% from $50,939 to $52,057. In addition, consulting expense increased by $725,191 or 4214%, primarily due to non-cash expenses related to warrants issued to consultants in the amount of $566,752 as well as expense associated the amortization of prepaid consulting fees of $97,449. The increases were partially offset by a $14,996 or 52% from $29,111 to $14,115 reduction in professional fees and a $23,924 or 100% from $23,924 to $0 reduction on marketing related party.

Liquidity and Capital Resources

At December 31, 2015, we had $50,243 of cash and a working capital deficit of $1,355,156. At March 31, 2016, we had $11,651 of cash and a working capital deficit of $1,325,179. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2015, the Company had an accumulated deficit of $8,066,634. As of March 31, 2016, the Company had an accumulated deficit of $9,578,115.  The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop retail light electric vehicle operations and marketing and development of the PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

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

During the year ended December 31, 2015, the Company issued a series of unsecured convertible promissory notes in the principal amount of $359,500 to related parties. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance, subject to extension.  In addition, the notes may be converted at any time, at the option of the holder, into shares of the Company's common stock at conversion prices ranging from $0.12 to $0.0345 per share, subject to adjustment and subject to certain limitations on conversion.

On January 4, 2016, the Company extended its business consulting and strategic planning agreement with Mayer and Associates for an additional 6 months.  In conjunction with the extension, the Company issued Mayer and Associates 500,000 shares of restricted common stock.

On January 15, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 16, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 16, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 17, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 26, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On March 7, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On March 7, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On March 8, 2016, the Company sold a total of 125,000 shares of restricted common stock to an accredited investor for proceeds of $25,000 ($0.20 per share). On March 9, 2016, the Company sold a total of 125,000 shares of restricted common stock to an accredited investor for proceeds of $25,000 ($0.20 per share). On March 23, 2016, the Company sold a total of 200,000 shares of restricted common stock to two accredited investors for proceeds of $40,000 ($0.20 per share).

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

On April 15, 2016, the Company sold a total of 50,000 shares to an accredited investor for proceeds of $10,000 ($0.20 per share).

On April 19, 2016, the Company’s wholly-owned subsidiary, Paymeon Brands, Inc., entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc”. The agreement provides for Paymeon Brands and Bulter organizing a new entity equally owned by the parties.

On May 2, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

On May 6, 2016, the Company sold a total of 50,000 shares to an accredited investor for proceeds of $10,000 ($0.20 per share).

On May 11, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

On May 12, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

Plan of Operations

In October 2015, we launched a retail store located in Fort Lauderdale, Florida.  In addition to Prodeco Tech electric bicycles, we also sell electric bicycles made by other manufacturers, as well as other alternative transportation products (such as “hoverboards”) and related products and accessories at our retail location. We continue to own a minority interest in Prodeco Tech, a private electric bicycle manufacturer located in Oakland Park, Florida. In March 2016, we formed a new subsidiary called Paymeon Brands, Inc. Paymeon Brands was formed to develop, market, manage and monetize lifestyle brands and products. The Company intends to leverage its relationships and expertise with manufacturing, wholesale and retail distribution, and social influencer promotion, primarily in youth oriented “lifestyle” markets to create and grow new and existing brands across products. Generally, Paymeon Brands intends to acquire exclusive licensing rights to brands it believes are expandable to additional product lines.  In addition, Paymeon Brands may develop or acquire its own products, which are not yet known “brands”, but that it believes are in substantial growth markets and can become “lifestyle” oriented brands. On April 19, 2016, the Company entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc” (collectively, the “Trademarks”). The agreement provides for the Company and Butler organizing a new entity equally owned by the parties.  The Company will manage the day to day operations of the entity and be the vendor of record in connection with any revenues collected in association with the Trademarks.  Net profits generated by the entity, if any, shall be distributed 49% to the Company and 51% to Butler. We expect Paymeon Brands to begin generating revenue during the summer of 2016.  During the early part of the second quarter of 2016, Paymeon Brands completed its “start-up” phase and established a merchandising partnership and developed website and retail platforms for the commencement of the business.  Revenue will primarily come from sales of apparel and related lifestyle brand accessories from retail storefronts, retail websites and concert venues.  We have funded the start-up phase of the Paymeon Brands business with working capital from the issuance of convertible notes and equity to accredited investors and we believe that the partnership will require additional working capital investment of at least $500,000 during the remainder of 2016. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products and development of our leased retail location for the sale and service of electric bicycles, hover boards and related products and accessories.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2016 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2016 based on the material weakness described below.

•

insufficient systems for timely entering new inventory items and point of sales;

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

PART II.–OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, except as previously reported under the Company’s Form 10-K annual report for the year ended December 31, 2015.

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

On January 4, 2016, the Company extended its business consulting and strategic planning agreement with Mayer and Associates for an additional 6 months.  In conjunction with the extension, the Company issued Mayer and Associates 500,000 shares of restricted common stock.

On January 15, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 16, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 16, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 17, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 26, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On March 7, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On March 7, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 25, 2016, Mr. Celentano was appointed to the Board of Directors of the Company.  In conjunction with his appointment, the Company issued Mr. Celentano an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 25, 2023. In addition, the Company appointed Edward A. Cespedes to be its Chairman of the Board of Directors. In conjunction with his appointment, Edward A. Cespedes was issued an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023.

On February 25, 2016, the Company issued two consultants options to acquire 1,000,000 shares of the Company’s common stock each. The options were fully vested at issuance and have a strike price of $0.51 per share and expire February 25, 2023. In addition, based on consulting agreements, consultants may be entitled to additional compensation based on net income or net sales criteria.

On February 29, 2016, the Company issued stock options to acquire a total of 40,000 shares of the Company’s common stock to three employees. The options have a strike price of $0.51 per share and expire on March 1, 2021. The options vest 25% per year over 4 years beginning on March 1, 2017.

On March 8, 2016, the Company sold a total of 125,000 shares of restricted common stock to an accredited investor for proceeds of $25,000 ($0.20 per share). On March 9, 2016, the Company sold a total of 125,000 shares of restricted common stock to an accredited investor for proceeds of $25,000 ($0.20 per share). On March 23, 2016, the Company sold a total of 200,000 shares of restricted common stock to two accredited investors for proceeds of $40,000 ($0.20 per share).

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

On April 15, 2016, the Company sold a total of 50,000 shares to an accredited investor for proceeds of $10,000 ($0.20 per share).

On May 2, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

On May 6, 2016, the Company sold a total of 50,000 shares to an accredited investor for proceeds of $10,000 ($0.20 per share).

On May 11, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

On May 12, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

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

Date: May 23, 2016

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer