Form 10-Q
period 2016-06-30
PayMeOn, Inc.
filed 2016-08-31
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

(954) 565-0562

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 29, 2016
Common Stock, $0.001 Par Value Per Share	14,811,137

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$14,264	$50,243
Accounts receivable	10,764	—
Inventory	62,675	67,752
Prepaid expenses	189,017	103,169
Other current assets	1,194	695
TOTAL CURRENT ASSETS	277,914	221,859

LONG TERM ASSETS
Computer equipment, leasehold improvements and website costs, net	259,837	290,368
Deposits	12,397	12,397
	272,234	302,765
TOTAL ASSETS	$550,148	$524,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$302,442	$286,141
Accounts Payable - related party	19,641	10,544
Due to related party	2,000	23,238
Customer deposits	643	3,598
Accrued expenses	915,467	838,046
Note payable	2,000	2,000
Notes Payable related party- convertible (net of discount and notes receivable of $166,937 and $223,125 respectively)	528,610	413,448
TOTAL CURRENT LIABILITIES	1,770,803	1,577,015

NOTE PAYABLE - CONVERTIBLE	300,000	300,000

TOTAL LIABILITIES	2,070,803	1,877,015

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 14,723,637 and 12,863,457 shares issued and outstanding, respectively as of June 30, 2016 and December 31, 2015	14,723	12,863
Additional paid in capital	8,447,335	6,701,380
Accumulated deficit	(9,982,713)	(8,066,634)
TOTAL STOCKHOLDERS' DEFICIT	(1,520,655)	(1,352,391)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$550,148	$524,624

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Service Revenue, net	$—	$39	$—	$138
Products Sales - Clothing	24,232	—	24,232	—
Products Sales - Bicycles	77,444	4,965	167,064	21,554
Total revenue	101,676	5,004	191,296	21,692

Cost of products sold - Bicycles	48,999	4,368	94,580	20,194
Gross Profit	52,677	636	96,716	1,498

OPERATING EXPENSES
Professional fees	49,680	6,953	63,795	36,064
Web development and hosting	361	688	951	2,178
Payroll and payroll taxes	103,662	47,344	155,719	98,283
Consulting	142,586	20,502	884,988	37,713
Travel and entertainment	31,890	3,474	34,767	7,236
Marketing -related party	—	100	—	24,024
General and administrative	56,388	5,741	714,439	14,046
Total Operating Expenses	384,567	84,802	1,854,659	219,544

NET LOSS FROM OPERATIONS	(331,890)	(84,166)	(1,757,943)	(218,046)

OTHER (INCOME) / EXPENSES
Interest income - related party	—	1,484	—	2,967
Interest expense	(72,708)	(80,533)	(158,136)	(135,467)
Total other expenses	(72,708)	(79,049)	(158,136)	(132,500)

Net loss before provision for income taxes	(404,598)	(163,215)	(1,916,079)	(350,546)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(404,598)	$(163,215)	$(1,916,079)	$(350,546)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.14)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	14,230,505	12,613,457	13,854,461	12,612,076

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,916,079)	$(350,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,692	374
Amortization of debt discount	115,162	120,135
Warrants and options issued for services	1,135,640	—
Common stock issued for services	227,998	—
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expense	(646)	7,252
Increase in accounts receivable	(10,764)
Decrease in inventory	5,077	—
Decrease in deposit	(2,955)	—
Increase in other assets	(499)
Increase in interest receivable - related party	—	(2,967)
Decrease in accounts payable - related party	9,096	(28,087)
Increase in accounts payable and accrued expenses	93,723	102,627
Net Cash Used In Operating Activities	(311,555)	(151,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	(2,161)	—
Notes receivable - related party	—	(84,760)
Net Cash Used in Investing Activities	(2,161)	(84,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(21,238)	—
Proceeds from notes payable related party - convertible	58,975	225,000
Sale of common stock	240,000	17,500
Net Cash Provided By Financing Activities	277,737	242,500

NET INCREASE / (DECREASE) IN CASH	(35,979)	6,528

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,243	1,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,264	$8,086

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the six months ended June 30, 2016, the Company received $40,000 from a related party in exchange for convertible notes payable of $58,975 with the beneficial conversion feature valued at $58,975.

During the six months ended June 30, 2016, the Company issued 500,000 shares of common stock valued at $235,000 ($0.47 per share) and 100,000 shares of common stock valued at $50,000 ($.50) per share for prepaid consulting services.

During the six months ended June 30, 2015, the Company received $225,000 from a related party in exchange for convertible notes payable of $225,000 with the beneficial conversion feature valued at $183,500.

During the six months ended June 30, 2015 a related party elected to accept as a payment the note receivable of $84,760 and accrued interest of $2,967 against convertible notes payable related party.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2016 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

During the first quarter of 2016, PayMeOn formed a new subsidiary, Paymeon Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to develop and leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

On April 19, 2016, the Company’s wholly-owned subsidiary, Paymeon Brands, Inc., entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc”. The agreement provides for Paymeon Brands and Butler organizing a new entity equally owned by the parties. As of August 29, 2016 the parties have not formally reached an agreement.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC, PayMeOn Brands, Inc, and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2016, the Company has an accumulated deficit of $9,982,713, a working capital deficiency of $1,492,889 and used cash in operations of $311,555 for the six months ended June 30, 2016. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

AS OF JUNE 30, 2016

(UNAUDITED)

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

(D) Prepaid expenses

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants.  On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock  valued at $235,000 ($0.47 per share). On June 10, 2016, the Company entered into a legal services consulting agreement, whereby consultant agrees to provide legal review of certain retail agreements for the Company on an “as needed” basis. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) the fair market value on the date of issuance. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants.  As of June 30, 2016 and December 31, 2015 Company has expensed $199,798 and $44,331 and has a prepaid expense of $188,135 and $103,169, respectively.

(E) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

(F) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

(G) Computer Equipment, Leasehold Improvements and Website Costs

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

Computer equipment, leasehold improvements and website costs consisted of the following:

	June 30, 2016	December 31, 2015

Computer equipment	$6,724	$4,563
Lease hold improvements	300,000	300,000
Website development	24,775	24,775

Total	331,499	329,338
Accumulated depreciation	(71,662)	(38,970)
Balance	$259,837	$290,368

Depreciation expense for three and six months ended June 30, 2016 and 2015 was $16,312, $32,692, $187 and $374 respectively.

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

(H) Impairment of Long-Lived Assets

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

(I) Revenue Recognition

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

AS OF JUNE 30, 2016

(UNAUDITED)

The Company recognizes revenue when the products are shipped or picked up by the customers and collectability is reasonable assured. The Company recognizes service revenue when the services have been performed, invoiced to the customer and the collectability is reasonable assured.

(J) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at June 30, 2016, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

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

(K) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 4,207,181 and 343,993 shares issuable upon the exercise of options and warrants and approximately 4 million and 2 million shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended June 30, 2016 and 2015, respectively.

(L) Stock-Based Compensation

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

AS OF JUNE 30, 2016

(UNAUDITED)

(M) Income Taxes

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

(N) Cost of Sales

Components of cost of sales include product costs and shipping costs to customers.

(O) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Segment information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10. We had two operating segments at June 30, 2016, one that sells electric bicycles and related products made by other manufacturers in a retail store location in Fort Lauderdale and during the first quarter of 2016, PayMeOn formed a new subsidiary, Paymeon Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	June 30, 2016	December 31, 2015

Loan Amount	$607,821	$548,846
Discount	(79,211)	(135,398)
Balance	$528,610	$413,448

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $79,440 of the debt discount. Accrued interest at June 30, 2016 and December 31, 2015 amounted to $19,516 and $16,744, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $86,060 of the debt discount. Accrued interest at June 30, 2016 and December 31, 2015 amounted to $21,142 and $18,138, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On May 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature.  On May 18, 2015, the note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, As of June 30, 2016 and December 31, 2015 the Company amortized $760 and $760 and accrued interest amounted to $113 and $87, respectively.

On May 22, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. On May 22, 2016, the note holder agreed to extend the note through May 22, 2017. As of June 30, 2016 and December 31, 2015 the Company amortized $750 and $750 and accrued interest amounted to $111 and $85, respectively. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016.

On June 6, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 6, 2016.  On August 13, 2016 the note holder agreed to extend the note through June 2, 2017.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,448 and $1,099, respectively.

On June 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 15, 2016. On August 13, 2016 the note holder agreed to extend the note through June 15, 2017.The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $781 and $781 and accrued interest amounted to $111 and $84, respectively.

On June 18, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 18, 2016.  On August 13, 2016 the note holder agreed to extend the note through June 18, 2017.The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $500 and $500 and accrued interest amounted to $71 and $54, respectively.

On June 26, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 26, 2016. On August 13, 2016 the note holder agreed to extend the note through June 26, 2017.The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $1,000 and $1,000 and accrued interest amounted to $141 and $106, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On June 27, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 27, 2016. On August 13, 2016 the note holder agreed to extend the note through June 27, 2017.The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $4,500 and $4,500 and accrued interest amount to $633 and $476, respectively.

On July 8, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $5,000 and $5,000 and accrued interest amounted to $693 and $519, respectively.

On July 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 and 2014 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,373 and $1,024, respectively.

On July 17, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $6,250 and $6,250 and accrued interest amounted to $1,027 and $765, respectively.

On July 28, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $12,000 and $12,000 and accrued interest amounted to $3,236 and $2,398, respectively.

On August 19, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $6,875 and $6,875 and accrued interest amounted to $980 and $718, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On September 10, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $5,833 and $5,833 and accrued interest amounted to $1,264 and $915, respectively.

On September 30, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,225 and $876, respectively.

On October 1, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $61 and $44, respectively.

On October 2, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of June 30, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $47 and $33, respectively.

On October 20, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $2,000 and $1,890 and accrued interest of $285 and $201, respectively.

On October 22, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $5,000 and $4,699 and accrued interest amounted to $710 and $501.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On October 30, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $9,167 and $8,414 and accrued interest of $1,168 and $819, respectively.

On January 5, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through January 5, 2017. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $1,000and $1,000 and accrued interest amounted to $104 and $69, respectively.

On January 20, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through January 20, 2017. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $85,000 and $80,342 and accrued interest amounted to $8,591 and $5,624.

On February 6, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through February 6, 2017. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $47,500 and $42,685 and accrued interest amounted to $4,646 and $2,988.

On March 13, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through March 13, 2017. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $50,000 and $40,137 and accrued interest amounted to $4,555 and $2,810, respectively.

On May 12, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through May 12, 2017.The Company recorded a debt discount of $30,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $30,000 and $19,068 and accrued interest amounted to $2,382 and $1,335, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On June 3, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 3, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $900 and $518 and accrued interest amounted to $75and $40, respectively.

On June 9, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. The Company recorded a debt discount of $450 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $450 and $252 and accrued interest amounted to $37and $20, respectively.

On June 9, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $4,500 and $2,515 and accrued interest amounted to $370 and $196, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31 2015 the Company amortized $900 and $488 and accrued interest amounted to $73 and $38, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $2,700 and $1,457 and accrued interest amounted to $218 and $113, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $900 and $486 and accrued interest amounted to $73 and $38, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On July 13, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through July 13, 2017. The Company recorded a debt discount of $6,375 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $6,165 and $1,834 and accrued interest amounted to $575 and $279, respectively.

On August 11, 2015, the Company received $20,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. On August 13, 2016 the note holder agreed to extend the note through August 11, 2017. As of June 30, 2016 and December 31, 2015 the Company amortized $13,315 and $5,507 and accrued interest amounted to $1,243 and $545, respectively.

On October 2, 2015, the Company received $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $559 and $185 and accrued interest amounted to $52 and $17, respectively.

On October 16, 2015, the Company received $25,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. This note bears interest at 7% and is due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $18,750 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $13,253 and $3,904 and accrued interest amounted to $1,237 and $364, respectively.

On November 17, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $47,750 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $29,151 and $9,890 and accrued interest amounted to $2,148 and $729, respectively.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $1,336 and $89 and accrued interest amounted to $93 and $6, respectively.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $27,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $27,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015 the Company amortized $14,466 and $753 and accrued interest amounted to $1,013 and $53, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On January 15, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $12,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $5,719, and accrued interest amounted to $400.

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $1,479 and accrued interest amounted to $104.

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $3,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $1,295, and accrued interest amounted to $91.

On February 17, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $1,836, and accrued interest amounted to $128.

On February 26, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $3,425, and accrued interest amounted to $240.

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $788, and accrued interest amounted to $55.

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $788, and accrued interest amounted to $55.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On April 14, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $18,975 for the fair value of the beneficial conversion feature. As of June 30, 2016 the Company amortized $4,003, and accrued interest amounted to $280.

During the year ended  December 31, 2015 the related party elected to accept the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On October 22, 2015, (the “Closing Date”), the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date. As of June 30, 2016 and December 31, 2015 the Company accrued interest amounted to $14,999 and $4,027, respectively.

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

For the three and six months ended June 30, 2016 and 2015 the Company recorded a salary expense of $43,750, $43,750, $87,500 and $87,500, respectively. Accrued compensation at June 30, 2016 and December 31, 2015 were $326,922 and $286,572, respectively (See Note 10).

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive warrants to purchase 36,232 shares of the Company's Common Stock and a warrant to purchase 36,232 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, expired on February 23, 2015. The warrant to purchase 31,884, shares shall have a cash exercise price of $12.42 per share and shall have an expiration date of February 23, 2016. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of June 30, 2016 and December 31, 2015, no accounts have been sold and no expense has been recognized.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorneys costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of June 30, 2016.

On February 26, 2015, the Company entered into a financial advisory agreement. Advisor agrees to provide services to the Company to include, but not be limited to, the following activities: (i) Assisting in refining the short form business summary of Company operations (the "Descriptive Materials"); (ii) Assisting the Company in refining/outlining its interim and longer term capital requirements; (iii) Identifying the capital request, the Use of Proceeds and the corresponding financial projections for the Company and assisting in the process of developing any joint venture or other business development opportunities that may emerge as a result of initiatives by the Advisor. In consideration for advisory services, the non-refundable sum of $15,000 is to be paid on execution of the agreement and $2,500 to be paid each 30 days thereafter for the term of this agreement. In the event that the Company receives a minimum of $500,000 of new funding during the term, the monthly retainer of $2,500 will be raised to $5,000 for the balance of the term. The Company shall reimburse Advisor for any pre-approved, out-of-pocket expenses incurred in connection with its efforts on behalf of the Company. In the event that an equity transaction is consummated with any party introduced during the term of the agreement or within one year thereafter the Company by Advisor or with any party with which Advisor was in discussions with on behalf of and at the direction of the Company, the Company shall pay a consulting fee at closing, as cash, equal to 6% to 7.5% of the Transaction Value. For mezzanine debt transactions, the Company shall pay a consulting fee at closing of 5%. Additionally, warrant consideration will be discussed on a deal by deal basis. The agreement had an initial term of four (4) months and renewed automatically in the event that neither party has provided written notice of cancellation. The agreement is no longer in effect.

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The Company intends to use the premises to establish and operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617.50 and an additional 5 year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ a convertible note payable in the amount of $300,000 (See Note 6).

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at June 30, 2016 are as follows:

2016	$33,705
2017	67,410
2018	67,410
2019 and thereafter	101,115
Total minimum lease payments	$269,640

Total rent expense for the three and six months ended June 30, 2016 and 2015 amounted to $16,852, $26,087, $0 and $0, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

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

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants.  On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). As of June 30, 2016 and December 31, 2015 Company has expensed $197,058 and $44,331 and has a prepaid expense of $148,875 and $103,169, respectively.

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

On May 24, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On June 2, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On June 10, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

On June 10, 2016, the PayMeOn Brands entered into a legal services agreement. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) in consideration of the services to be provided under the agreement. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants.  As of June 30, 2016 Company has expensed $2,740 and has a prepaid expense of $47,260.

NOTE 9 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the six months ended June 30, 2016 and the year ended December 31, 2015 and the related changes during these periods are presented below.

Stock Options and Warrants

	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2015	199,065	$2.06
Granted	4,040,000.51
Exercised	—	—
Expired	(31,884)	12.82
Balance at June 30, 2016	4,207,181	$.49

As of June 30, 2016 there are 4,167,181 options and warrants that are vested.

The Company's stock price was lower than the weighted average exercise price at June 30, 2016 and 2015, therefore there is no aggregate intrinsic value of the options and warrants.

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

On February 25, 2016, Mr. Vincent L. Celentano was appointed to the Board of Directors of the Company.  In conjunction with his appointment, the Company issued Mr. Celentano an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 25, 2023. In addition, the Company appointed Edward A. Cespedes to be its Chairman of the Board of Directors. In conjunction with his appointment, Edward A. Cespedes was issued an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 174%, risk free interest rates of .78% based on expected life of 2 years.

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

AS OF JUNE 30, 2016

(UNAUDITED)

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

NOTE 10 – RELATED PARTIES

On January 20, 2015, the Company received an unsecured promissory note in the principal amount of $75,000 from Prodeco an affiliated entity. The note bears interest at an annual rate of 7% and is payable January 20, 2018. The note holder shall pay interest in the amount of $1,312.50 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,760.90 to Prodeco under the same terms due on February 8, 2018. The note holder shall pay interest in the amount of $170.81 per quarter due on the 15th each month following the end of the quarter until the maturity date. For the three and nine months ended September 30, 2015 the Company has recorded $0 and $2,967 of interest income. During the year ended December 31, 2015, the related party elected to accept the note receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

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

For the three and six months ended June 30, 2016 and 2015, the Company recorded a salary expense of $43,750, $43,750, $87,500 and $87,500, respectively. Accrued compensation at June 30, 2016 and December 31, 2015 were $326,922 and $286,572, respectively (See Note 7).

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco was organized under the laws of the State of Florida in June 2012. The Prodeco membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

As of June 30, 2016 and December 31, 2015, the Company’s Chief Executive Officer was owed $2,000 and $23,238 for amounts he paid on behalf of the Company.

See Note 5 for Convertible Notes Payable Related Party.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

NOTE 11 – SEGMENTS

We had two operating segments one that sells electric bicycles and related products made by other manufacturers in a new retail store location in Fort Lauderdale and during the first quarter of 2016, PayMeOn formed a new subsidiary, Paymeon Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Service revenue, net	$—	$39	$—	$138
Product sales clothing, net	24,232	—	24,232	—
Product sales bicycles	77,444	4,965	167,064	21,554
Total Revenues	$101,676	$5,004	$191,926	$21,692

Cost of goods sold:
Service revenue	$—	$—	$—	$—
Clothing	—	—	—	—
Bicycles	48,999	4,368	94,580	20,194
Total cost of goods sold	$48,999	$4,368	$94,580	$20,194

Gross Profit:
Service revenue	$—	$39	$—	$138
Clothing	24,232	—	24,232	—
Bicycles	28,445	597	72,484	1,360
Total Gross Profit	$52,677	$636	$96,716	$1,498

As of June 30, 2016, the Company had inventory of bicycles and clothing $54,435 and $8,240, respectively. Prior to three months ended June 30, 2016 the Company maintained inventory of only bicycles.

As of June 30, 2016, the Company had accounts receivable from the sales of bicycle and clothing $0 and $10,764, respectively. Prior to three months ended June 30, 2016 the Company had not sold any clothing.

NOTE 12 – CONCENTRATIONS

For the six months ended June 30, 2016, one customer amounted to 13% of the product sales and two vendors accounted for 29% of cost of goods sold were acquired from an affiliate entity and an outside vendor accounted for 28%.

For the six months ended June 30, 2015, 100% of the product sales were derived from five customers 38%, 23%, 18%, 13%, and 8% respectively and 100% of cost of goods sold were acquired from Prodeco, an affiliated party.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment.

On August 16, 2016, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $15,000 ($0.20 per share).

On August 18, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

On July 13, 2016, HLM Paymeon, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM Paymeon shall repay $337.50 daily until the Receipts Purchased Amount is repaid. To secure HLM Paymeon’s payment and performance obligations to SCP, HLM Paymeon has granted to SCP a security interest in all HLM Paymeon’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount.

On August 17, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party (the “Purchaser”), whereby Paymeon Brands sold $50,000 of current purchase orders (the “Purchase Orders”) in exchange for $40,000. As a further inducement for Purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to Purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of Purchase Orders financed or purchased by Purchaser and all inventory.

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

Results of Operations

Revenues for the three months and six months ended June 30, 2016, totaled $101,676 and $191,296, respectively and were derived from sales of electric bicycles made by multiple manufacturers, service, and lifestyle apparel related to the launch of our Paymeon Brands subsidiary. Revenues through Paymeon Brands began during the second quarter of 2016 and were $24,232.  Revenues for the three months and six months ended June 30, 2015, were $5,004 and $21,692, respectively and were primarily derived from the sale of electric bicycles made by Prodeco Technologies. The $96,672 and $169,604 increase represents an increase of 1,932% and 782% over the same periods in 2015 and reflects the continued growth of our light electric vehicle operations and the launch of our lifestyle brand apparel sales. Though sales will continue to reflect seasonality, we expect our revenues from light electric vehicles, and related products, such as branded lifestyle apparel, to increase as we continue to implement sales relationships.

Operating expenses for the three months and six months ended June 30, 2016, totaled $384,567 and $1,854,659, respectively, reflecting an increase of $299,765 or 353% from $84,802 for the three months ended June 30, 2015, and an increase of $1,635,115, or 745% from $219,544 for the six months ended June 30, 2015. The increases in operating expenses for the three months ended June 30, 2016 over the same period ended June 30, 2015 were primarily due to the launch of our Paymeon Brands subsidiary and included increased general and administrative (G&A) expenses of $50,647, increased consulting expenses of $122,084 due to the issuance of common stock for services, increased travel and entertainment expenses of $28,416, increased professional fees of $42,727, and increased payroll and payroll taxes of $56,318 over the same period ended June 30, 2015 due to additional staff associated with the launch of our retail location dedicated to the sale of light electric vehicles and related products and services.  Web development and hosting decreased slightly by $327.  In addition, operating expenses for the six month period ended June 30, 2016 include non-cash expenses of $567,286 and $566,752 related to the issuance of stock options to employees and directors and warrants to consultants, respectively.

Liquidity and Capital Resources

At December 31, 2015, we had $50,243 of cash and a working capital deficit of $1,355,156. At June 30, 2016, we had $14,264 of cash and a working capital deficit of $1,492,889. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2015, the Company had an accumulated deficit of $8,066,634. As of June 30, 2016, the Company had an accumulated deficit of $9,982,713.  The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop retail light electric vehicle operations and marketing and development of the PayMeOn products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

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

On January 15, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 17, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On February 26, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment.

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

On April 14, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment.

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

On May 24, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On June 2, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On June 10, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

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

Subsequent Events

On July 1, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. As of August 29, 2016, Vincent Celentano, a director of the Company, has advanced the Company $323,048 pursuant to outstanding unsecured convertible promissory notes.  At August 29, 2019 accrued interest under such notes is approximately $27,447.

On August 16, 2016, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $15,000 ($0.20 per share).

On August 18, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

On July 13, 2016, HLM Paymeon, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM Paymeon shall repay $337.50 daily until the Receipts Purchased Amount is repaid. To secure HLM Paymeon’s payment and performance obligations to SCP, HLM Paymeon has granted to SCP a security interest in all HLM Paymeon’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount.

On August 17, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party (the “Purchaser”), whereby Paymeon Brands sold $50,000 of current purchase orders (the “Purchase Orders”) in exchange for $40,000. As a further inducement for Purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to Purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of Purchase Orders financed or purchased by Purchaser and all inventory.

Plan of Operations

In October 2015, we launched a retail store located in Fort Lauderdale, Florida. In addition to Prodeco electric bicycles, we also sell electric bicycles made by other manufacturers, as well as other alternative transportation products (such as “hoverboards”) and related products and accessories at our retail location. We continue to own a minority interest in Prodeco Technologies, LLC, a private electric bicycle manufacturer located in Oakland Park, Florida. In March 2016, we formed a new subsidiary called Paymeon Brands, Inc. Paymeon Brands was formed to develop, market, manage and monetize lifestyle brands and products. The Company intends to leverage its relationships and expertise with manufacturing, wholesale and retail distribution, and social influencer promotion, primarily in youth oriented “lifestyle” markets to create and grow new and existing brands across products. Generally, Paymeon Brands intends to acquire exclusive and non-exclusive licensing rights to brands it believes are expandable to additional product lines. In addition, Paymeon Brands may develop or acquire its own products, which are not yet known “brands”, but that it believes are in substantial growth markets and can become “lifestyle” oriented brands. On April 19, 2016, the Company entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc” (collectively, the “Trademarks”). The agreement provides for the Company and Butler organizing a new entity equally owned by the parties. The Company will manage the day to day operations of the entity and be the vendor of record in connection with any revenues collected in association with the Trademarks. Net profits generated by the entity, if any, shall be distributed 49% to the Company and 51% to Butler. As of June 30, 2016, the Company and Butler have not organized the new entity. During the early part of the second quarter of 2016, Paymeon Brands completed its “start-up” phase and began establishing retail partnerships for the commencement of the business. Paymeon Brands realized revenues from apparel sales of $24,232 for the first time during the second quarter. Future revenue will primarily come from sales of apparel and related lifestyle brand accessories to large mass market retailers, smaller retail storefronts, retail websites, and social media platforms. We have funded the start-up phase of the Paymeon Brands business with working capital from the issuance of convertible notes and equity to accredited investors and we believe that the partnership will require additional working capital investment of at least $500,000 during the remainder of 2016. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products and continued development of our leased retail location for the sale and service of electric bicycles, hover boards and related products and accessories.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2016 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2016 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.  These material weaknesses also resulted in the delinquent filing of this report.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, in addition to transactions previously reported, we have sold the securities below without registration under the Securities Act of 1933, as amended, under the exemption provided by Section 4(a)(2) of the Securities Act. The securities contain legends restricting their transferability absent registration or applicable exemption. No fees of commissions were paid in connection with any of the transactions.

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

On May 24, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On June 2, 2016, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On June 10, 2016, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $20,000 ($0.20 per share).

On June 10, 2016, PayMeOn Brands entered into a legal services agreement. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) in consideration of the services to be provided. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants.

On July 1, 2016 the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment.

On August 16, 2016, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $15,000 ($0.20 per share).

On August 18, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

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

Date: August 31, 2016

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer