Form 10-Q
period 2016-09-30
PayMeOn, Inc.
filed 2016-12-09
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of December 8, 2016
Common Stock, $0.001 Par Value Per Share	14,923,457

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$24,651	$50,243
Accounts receivable	59,400	—
Inventory	38,571	67,752
Prepaid expenses	75,472	103,169
Other current assets	1,194	695
TOTAL CURRENT ASSETS	199,288	221,859

LONG TERM ASSETS
Computer equipment, leasehold improvements and website costs, net	243,617	290,368
Deposits	12,397	12,397
	256,014	302,765

TOTAL ASSETS	$455,302	$524,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$352,314	$286,141
Accounts Payable - related party	26,392	10,544
Due to related party	2,263	23,238
Customer deposits	11,238	3,598
Accrued expenses	988,361	838,046
Notes Payable (net of discount and notes receivable of $5,425 and $0)	24,385	2,000
Purchase order financing	66,111	—
Purchase order financing - related party, net	4,000	—
Notes Payable related party- convertible (net of discount and notes receivable of $129,109 and $223,125 respectively)	571,439	413,448
TOTAL CURRENT LIABILITIES	2,046,503	1,577,015

NOTE PAYABLE - CONVERTIBLE	300,000	300,000

TOTAL LIABILITIES	2,346,503	1,877,015

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 14,810,957 and 12,863,457 shares issued and outstanding, respectively as of September 30, 2016 and December 31, 2015	14,811	12,863
Additional paid in capital	8,470,099	6,701,380
Accumulated deficit	(10,376,111)	(8,066,634)
TOTAL STOCKHOLDERS'S DEFICIT	(1,891,201)	(1,352,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$455,302	$524,624

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Service Revenue, net	$—	$—	$—	$138
Products Sales - Clothing	77,532	—	101,764	—
Products Sales - Bicycles	62,754	9,692	229,818	31,246
Total revenue	140,286	9,692	331,582	31,384

Cost of products sold - Clothing	76,482	—	76,482	—
Cost of products sold - Bicycles	37,088	8,554	131,668	28,748
Total cost of goods sold	113,570	8,554	208,150	28,748

Gross Profit	26,716	1,138	123,432	2,636

OPERATING EXPENSES
Professional fees	25,991	10,078	89,786	46,142
Web development and hosting	236	1,719	1,187	3,897
Payroll and payroll taxes	82,325	46,293	238,044	144,576
Consulting	118,545	11,102	1,003,533	48,815
Travel and entertainment	21,766	1,600	56,533	8,836
Marketing - related party	—	600	—	24,624
General and administrative	88,156	3,530	802,595	17,576
Total Operating Expenses	337,019	74,922	2,191,678	294,466

NET LOSS FROM OPERATIONS	(310,303)	(73,784)	(2,068,246)	(291,830)

OTHER (INCOME) / EXPENSES
Interest income - related party	—	—	—	2,967
Interest expense	(83,095)	(77,602)	(241,231)	(213,069)
Total other expenses	(83,095)	(77,602)	(241,231)	(210,102)

Net loss before provision for income taxes	(393,398)	(151,386)	(2,309,477)	(501,932)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(393,398)	$(151,386)	$(2,309,477)	$(501,932)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.16)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	14,766,164	12,613,457	14,167,880	12,612,541

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,309,477)	$(501,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,911	562
Amortization of debt discount	169,177	188,932
Warrants and options issued for services	1,135,992	—
Common stock issued for services	340,207	—
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expense	690	7,252
Increase in accounts receivable	(59,400)
Decrease in inventory	29,181	—
Increase in other assets	(499)
Increase in interest receivable - related party	—	(2,967)
Decrease in accounts payable - related party	15,848	(28,087)
Increase is customer deposits	7,640
Increase in accounts payable and accrued expenses	216,488	150,133
Net Cash Used In Operating Activities	(405,242)	(186,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	(2,160)	—
Notes receivable - related party	—	(84,760)
Net Cash Used in Investing Activities	(2,160)	(84,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from purchase order funding	55,000	—
Proceeds from purchase order funding - related party	4,000	—
Proceeds from notes payable	22,310	—
Repayments to related party	(20,975)	—
Proceeds from notes payable related party - convertible	63,975	253,500
Sale of common stock	257,500	17,500
Net Cash Provided By Financing Activities	381,810	271,000

NET INCREASE / (DECREASE) IN CASH	(25,592)	133

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,243	1,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,651	$1,691

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the nine months ended September 30, 2016, the Company received $63,975 from a related party in exchange for convertible notes payable of $63,975 with the beneficial conversion feature valued at $62,725.

During the nine months ended September 30, 2016, the Company issued 500,000 shares of common stock valued at $235,000 ($0.47 per share) and 100,000 shares of common stock valued at $50,000 ($.50) per share for prepaid consulting services.

During the nine months ended September 30, 2015, the Company received $235,000 from a related party in exchange for convertible notes payable of $235,000 with the beneficial conversion feature valued at $245,225.

During the nine months ended September 30, 2015 a related party elected to accept as a payment the note receivable of $84,760 and accrued interest of $2,967 against convertible notes payable related party.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2016 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

On March 16, 2011 PayMeOn, Inc., a Nevada corporation organized on May 30, 2006 (the "Company") completed its agreement and plan of merger (the "Merger Agreement") to acquire Hyperlocal Marketing, LLC, a Florida limited liability company ("Hyperlocal"), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of PAYM. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of the Company common stock, which equals approximately 50.1% of the total shares of the Company issued and outstanding following the merger on a fully diluted basis. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition. Hyperlocal is considered the accounting acquirer and the acquiree is PayMeOn since the members of Hyperlocal obtained voting and management control of PayMeon and the transaction has been accounted for as a reverse merger and recapitalization.

Hyperlocal Marketing, LLC was originally organized in the State of Florida on January 22, 2010. The Company has focused its efforts on organizational activities, raising capital, software development and evaluating operational opportunities.

In 2014, the Company began selling Prodeco Technologies, LLC brand electric bicycles, an affiliate entity, of which the Company acquired a 19.4% equity interest (See note 13). During 2015, the Company expanded its sales of electric bicycles to include sales of electric bicycles and related products made by other manufacturers in a new retail store location in Fort Lauderdale.

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

On April 19, 2016, the Company’s wholly-owned subsidiary, Paymeon Brands, Inc., entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc”. The agreement provides for Paymeon Brands and Butler organizing a new entity equally owned by the parties. As of December 9, 2016 the parties have not formally reached an agreement.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC, PayMeOn Brands, Inc, and HLM PayMeOn, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2016, the Company has an accumulated deficit of $10,376,111, a working capital deficiency of $1,847,215 and used cash in operations of $405,242 for the nine months ended September 30, 2016. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at air value in accordance with ASC Topic 820.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

(D) Prepaid expenses

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). On June 10, 2016, the Company entered into a legal services consulting agreement, whereby consultant agrees to provide legal review of certain retail agreements for the Company on an “as needed” basis. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) the fair market value on the date of issuance. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants. As of September 30, 2016 and December 31, 2015 Company has expensed $309,752 and $44,331 and has a prepaid expense of $74,590 and $103,169, respectively. As of September 30, 2016 the Company has other prepaid expenses of $882.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

Computer equipment, leasehold improvements and website costs consisted of the following:

	September 30, 2016	December 31, 2015

Computer equipment	$6,724	$4,563
Lease hold improvements	300,000	300,000
Website development	24,775	24,775

Total	331,499	329,338
Accumulated depreciation	(87,882)	(38,970)
Balance	$243,617	$290,368

Depreciation expense for three and nine months ended September 30, 2016 and 2015 was $16,220, $48,912, $188 and $562 respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note.

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

(I) Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured in accordance with FASB ASC 605, Revenue Recognition, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

(J) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at September 30, 2016, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method.

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

(K) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 4,207,181 and 199,065 shares issuable upon the exercise of options and warrants and approximately 4 million and 2 million shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended September 30, 2016 and 2015, respectively.

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

AS OF SEPTEMBER 30, 2016

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

(Q) Segment information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10. We had two operating segments at September 30, 2016, one that sells electric bicycles and related products made by other manufacturers in a retail store location in Fort Lauderdale and during the first quarter of 2016, PayMeOn formed a new subsidiary, Paymeon Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

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

AS OF SEPTEMBER 30, 2016

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

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NOTE 4 – NOTES RECEIVABLE RELATED PARTY

On January 20, 2015, the Company received a 7% unsecured promissory note in the principal amount of $75,000 (the “Note Receivable”) from Prodeco Technologies, LLC, an affiliated entity. The note was payable January 20, 2018. The note holder was required to pay interest in the amount of $1,312 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,761 to Prodeco Technologies, LLC under the same terms due on February 8, 2018. For the year ended December 31, 2015 the Company has $2,967 of interest income. As of December 31, 2015 Prodeco Technologies, LLC, a related party, elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable to the related party.  See Note 13.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	September 30, 2016	December 31, 2015

Loan Amount	$612,821	$548,846
Discount	(41,382)	(135,398)
Balance	$571,439	$413,448

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $79,440 of the debt discount. Accrued interest at September 30, 2016 and December 31, 2015 amounted to $20,918 and $16,744, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $86,060 of the debt discount. Accrued interest at September 30, 2016 and December 31, 2015 amounted to $22,661 and $18,138, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On May 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, As of September 30, 2016 and December 31, 2015 the Company amortized $760 and $760 and accrued interest amounted to $127 and $87, respectively.

On May 22, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016. On May 22, 2016, the note holder agreed to extend the note through May 22, 2017. As of September 30, 2016 and December 31, 2015 the Company amortized $750 and $750 and accrued interest amounted to $124 and $85, respectively

On June 6, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 6, 2016. On August 13, 2016 the note holder agreed to extend the note through June 2, 2017.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,624 and $1,099, respectively.

On June 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 15, 2016. On August 13, 2016 the note holder agreed to extend the note through June 15, 2017.The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $781 and $781 and accrued interest amounted to $126 and $84, respectively.

On June 18, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 18, 2016. On August 13, 2016 the note holder agreed to extend the note through June 18, 2017.The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $500 and $500 and accrued interest amounted to $80 and $54, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On June 26, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 26, 2016. On August 13, 2016 the note holder agreed to extend the note through June 26, 2017.The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $1,000 and $1,000 and accrued interest amounted to $159 and $106, respectively.

On June 27, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 27, 2016. On August 13, 2016 the note holder agreed to extend the note through June 27, 2017.The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $4,500 and $4,500 and accrued interest amount to $713 and $476, respectively.

On July 8, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $5,000 and $5,000 and accrued interest amounted to $782 and $519, respectively.

On July 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 and 2014 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,550 and $1,024, respectively.

On July 17, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $6,250 and $6,250 and accrued interest amounted to $1,159 and $765, respectively.

On July 28, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $12,000 and $12,000 and accrued interest amounted to $3,659 and $2,398, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On August 19, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $6,875 and $6,875 and accrued interest amounted to $1,112 and $718, respectively.

On September 10, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $5,833 and $5,833 and accrued interest amounted to $1,440 and $915, respectively.

On September 30, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,402 and $876, respectively.

On October 1, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of September 30, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $70 and $44, respectively.

On October 2, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of September 30, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $53 and $33, respectively.

On October 20, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $2,000 and $1,890 and accrued interest of $327 and $201, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On October 22, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $5,000 and $4,699 and accrued interest amounted to $816 and $501.

On October 30, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $9,167 and $8,414 and accrued interest of $1,344 and $819, respectively.

On January 5, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through January 5, 2017. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $1,000and $1,000 and accrued interest amounted to $122 and $69, respectively.

On January 20, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through January 20, 2017. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $85,000 and $80,342 and accrued interest amounted to $10,091 and $5,624.

On February 6, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through February 6, 2017. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $47,500 and $42,685 and accrued interest amounted to $5,484 and $2,988.

On March 13, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through March 13, 2017. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $50,000 and $40,137 and accrued interest amounted to $5,437 and $2,810, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On May 12, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through May 12, 2017.The Company recorded a debt discount of $30,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $30,000 and $19,068 and accrued interest amounted to $2,911 and $1,335, respectively.

On June 3, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 3, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $900 and $518 and accrued interest amounted to $93 and $40, respectively.

On June 9, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. The Company recorded a debt discount of $450 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $450 and $252 and accrued interest amounted to $46 and $20, respectively.

On June 9, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $4,500 and $2,515 and accrued interest amounted to $458 and $196, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31 2015 the Company amortized $900 and $488 and accrued interest amounted to $91 and $38, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $2,700 and $1,457 and accrued interest amounted to $271 and $113, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $900 and $486 and accrued interest amounted to $90 and $38, respectively.

On July 13, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through July 13, 2017. The Company recorded a debt discount of $6,375 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $6,165 and $1,834 and accrued interest amounted to $725 and $279, respectively.

On August 11, 2015, the Company received $20,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. On August 13, 2016 the note holder agreed to extend the note through August 11, 2017. As of September 30, 2016 and December 31, 2015 the Company amortized $13,315 and $5,507 and accrued interest amounted to $1,596 and $545, respectively.

On October 2, 2015, the Company received $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $559 and $185 and accrued interest amounted to $70 and $17, respectively.

On October 16, 2015, the Company received $25,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. This note bears interest at 7% and is due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $18,750 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $13,253 and $3,904 and accrued interest amounted to $1,678 and $364, respectively.

On November 17, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $41,123 and $5,466 and accrued interest amounted to $3,030 and $403, respectively.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $1,966 and $89 and accrued interest amounted to $138 and $6, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $27,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $27,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 and December 31, 2015 the Company amortized $21,397 and $753 and accrued interest amounted to $1,498 and $53, respectively.

On January 15, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $12,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $8,870, and accrued interest amounted to $621.

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $2,488 and accrued interest amounted to $174.

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $3,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $2,177, and accrued interest amounted to $152.

On February 17, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $3,096, and accrued interest amounted to $217.

On February 26, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $5,945, and accrued interest amounted to $416.

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $1,418 and accrued interest amounted to $99.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $1,418, and accrued interest amounted to $99.

On April 14, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $18,975 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $8,786, and accrued interest amounted to $615.

On July 1, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of September 30, 2016 the Company amortized $1,247, and accrued interest amounted to $87.

During the year ended December 31, 2015 the related party elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of September 30, 2016 and December 31, 2015 the Company accrued interest amounted to $19,792 and $4,027, respectively.

NOTE 7 – NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of September 30, 2016, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM Paymeon, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM Paymeon shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM Paymeon’s payment and performance obligations to SCP, HLM Paymeon has granted to SCP a security interest in all HLM Paymeon’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount.  As of September 30, 2016 the Company has a balance owed $22,810 and has amortized a total of $5,075.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On September 23, 2016, the Company entered into demand note in the amount of $5,000. The Company is obligated to repay the holder a total of $6,333 after 30 days.

NOTE 8 – PURCHASE ORDER FINANCING

On August 17, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby Paymeon Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of September 30, 2016 the Company amortized $8,000 of the deferred finance charge.

On September 9, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby Paymeon Brands sold $20,000 of current purchase orders in exchange for $15,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $5,000 deferred finance charge on the date of issuance. As of September 30, 2016 the Company amortized $3,111 of the deferred finance charge.

NOTE 9 – PURCHASE ORDER FINANCING RELATED PARTY

On September 14, 2016, Paymeon Brands, Inc. entered into a purchase order purchase and sale agreement with a related party, whereby Paymeon Brands sold $5,000 of current purchase orders in exchange for $4,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of September 30, 2016 the Company amortized $422 of the deferred finance charge.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

For the three and nine months ended September 30, 2016 and 2015 the Company recorded a salary expense of $43,750, $43,750, $131,250 and $131,250, respectively. Accrued compensation at September 30, 2016 and December 31, 2015 were $360,172 and $286,572, respectively (See Note 13).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

Effective February 23, 2012, the Company entered into a consulting agreement with a Consultant/Advisor to provide marketing and sales services through February 23, 2016. In consideration of the Consultant/Advisor to perform the services for the Company, the Consultant/Advisor will receive warrants to purchase 36,232 shares of the Company's Common Stock and a warrant to purchase 36,232 shares of the Company's Common Stock. Common Stock issued upon exercise of the warrant will not be registered under the Securities Act, but may be included, at the Company's option, in future registrations that the Company may undertake of its Common Stock. The warrant to purchase 33,334 shares shall have a cash exercise price of $4.83 per share, expired on February 23, 2015. The warrants shall have a vesting schedule, including certain vesting acceleration rights. If Consultant/Advisor ceases to provide services or the agreement is terminated by either party, then any vested, but unexercised warrants must be exercised within 180 days of Consultant/Advisor's departure date or by the expiration date of the warrants, whichever is sooner. Any unexercised warrants that remain outstanding 180 days after Consultant/Advisor's departure date (or at the expiration date) shall expire and terminate forever. The value of these warrants vests as accounts are sold by the Consultant/Advisor. As of September 30, 2016 and December 31, 2015, no accounts have been sold and no expense has been recognized.

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company has not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of September 30, 2016.

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The premises are used to operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617 and an additional 5 year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ Auctions, LLC a convertible note payable in the amount of $300,000 (See Note 6).

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at September 30, 2016 are as follows:

2016	$16,852
2017	67,410
2018	67,410
2019 and thereafter	101,115
Total minimum lease payments	$252,787

Total rent expense for the three and nine months ended September 30, 2016 and 2015 amounted to $16,853, $48,558, $0 and $0, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 11 – STOCKHOLDERS DEFICIT

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001, and up to 5,000,000 shares of preferred stock, the designations and attributes of the preferred stock are subject to the future determination by the Company's board of directors.

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). As of September 30, 2016 and December 31, 2015, the Company has expensed $296,540 and $44,331 and has a prepaid expense of $41,579 and $103,169, respectively.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

On June 10, 2016, the PayMeOn Brands entered into a legal services agreement. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) in consideration of the services to be provided under the agreement. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants. As of September 30, 2016 Company has expensed $15,417 and has a prepaid expense of $33,893.

On August 16, 2016, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $15,000 ($0.20 per share).

On August 18, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

NOTE 12 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the nine months ended September 30, 2016 and the year ended December 31, 2015 and the related changes during these periods are presented below.

Stock Options and Warrants

	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2015	199,065	$2.06
Granted	4,040,000.51
Exercised	—	—
Expired	(31,884)	12.82
Balance at September 30, 2016	4,207,181	$.49

As of September 30, 2016 there are 4,167,181 options and warrants that are vested.

The Company's stock price was lower than the weighted average exercise price at September 30, 2016 and 2015, therefore there is no aggregate intrinsic value of the options and warrants.

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

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

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

NOTE 13 – RELATED PARTIES

On July 18, 2014, the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco was organized under the laws of the State of Florida in June 2012. The Prodeco membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco. A Better Bike, LLC was owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes was owned by Vincent D. Celentano, II, the son of Vincent L. Celentano. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical basis of $0 from related parties. The effective closing date for this transaction is July 18, 2014. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. The Company discontinued applying the equity method at December 31, 2015, as the investment is below $0 and will not resume applying the equity method until the affiliate reports income greater than its losses during the time period under equity method. See Note 16.

On January 20, 2015, the Company received a 7% unsecured promissory note (the “Note Receivable”) in the principal amount of $75,000 from Prodeco Technologies, LLC, an affiliated entity. The note was payable January 20, 2018. The note holder shall pay interest in the amount of $1,312 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,761 to Prodeco under the same terms due on February 8, 2018. For the three and nine months ended September 30, 2015 the Company has recorded $0 and $2,967 of interest income. During the year ended December 31, 2015, the related party elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

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

For the three and nine months ended September 30, 2016 and 2015 the Company recorded a salary expense of $43,750, $43,750, $131,250 and $131,250, respectively. Accrued compensation at September 30, 2016 and December 31, 2015 were $360,172 and $286,572, respectively (See Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

As of September 30, 2016 and December 31, 2015, the Company’s Chief Executive Officer was owed $2,263 and $23,238 for amounts he paid on behalf of the Company.

See Note 5 for Convertible Notes Payable Related Party and Note 9 for Purchase Order Financing Related Party.

NOTE 14 – SEGMENTS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues:
Service revenue, net	$—	$—	$—	$138
Product sales clothing, net	77,532	—	101,764	—
Product sales bicycles	62,754	9,692	229,818	31,246
Total Revenues	$140,286	$9,692	$331,582	$31,384

Cost of goods sold:
Service revenue	$—	$—	$—	$—
Clothing	76,482	—	76,482	—
Bicycles	37,088	8,554	131,668	28,748
Total cost of goods sold	$113,570	$8,554	$208,150	$28,748

Gross Profit:
Service revenue	$—	$—	$—	$138
Clothing	1,050	—	25,282	—
Bicycles	25,666	1,138	98,150	2,498
Total Gross Profit	$26,716	$1,138	$123,432	$2,636

As of September 30, 2016, the Company had inventory of bicycles and clothing $38,571 and $0, respectively. Prior to three months ended June 30, 2016 the Company maintained inventory of only bicycles.

As of September 30, 2016, the Company had accounts receivable from the sales of bicycle and clothing $0 and $59,400, respectively. Prior to three months ended September 30, 2016 the Company had not sold any clothing.

NOTE 15 – CONCENTRATIONS

For the nine months ended September 30, 2016, one customer amounted to 27% of the product sales and one vendor accounted for 12% of cost of goods sold were acquired from an affiliate entity and an outside vendor accounted for 28%.

For the nine months ended September 30, 2015 100% of the product sales were derived from two customers 34% and 20%, respectively and 100% of cost of goods sold were acquired from an affiliate entity.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

Through its wholly-owned subsidiary, Paymeon Brands, the Company launched a “crowd sourcing” campaign through the online platform known as Indiegogo. The Company intended to crowd source donations for the development of a new, electrically powered tricycle known as the “eChariot.” As part of the campaign, the Company was required to establish a “minimum goal” of donations for its funding requirements. The Company set a minimum goal target for donations of $25,000. The Company surpassed its goal during the quarter and on October 3, 2016 and October 31, 2016, received approximately $25,000 from Indiegogo (after deducting platform and transaction fees). The Company will now endeavor to produce the eChariot and hopes to begin delivery of eChariots sometime during the first quarter of 2017.

On October 7, 2016, legal representatives of Remrylie Licensing, Inc. asked one of the Company’s retail customers to cease and desist from selling items related to Chistopher "Notorious BIG" Wallace's image on Paymeon Brands’ behalf. Remrylie, owner of the exclusive right to market Notorious BIG's image, claimed that Paymeon Brands did not have the right to sell certain items it was selling through its retail customer. While we believe that the claims were without merit, we decided to cooperate and allow our retail customer to remove the items in question. On November 29, 2016 the Company and Remrylie Licensing, Inc., agreed to settle their dispute over royalty payments for sales of merchandise related to the estate of Notorious BIG. The Company agreed to pay $7,000 and the Parties mutually agreed to end the dispute and mutually indemnify each other. Paymeon does not expect to engage in any sales related to the estate of Notorious BIG in the future.

On October 13, 2016, the Company received a $500 loan from our Chief Executive Officer. The loan is repayable on demand and is non interest bearing.

On October 16, 2016, the Company formed a new, wholly-owned company called Xtreme Fat Tire Bike Holdings, LLC (“Xtreme”). The Company was formed to pursue potential development of the “fat tire” segment of the electric bikes market. To date, Xtreme has had no material operations.

On October 17, 2016, the Company issued 100,000 shares of restricted common stock to a consultant that will provide various marketing and operations services to the Company. The consulting agreement is for a term of one year and contains standard confidentiality and non-solicitation provisions. The term of the agreement is for one year.

On October 25, 2016, the Company received a $180 loan from our Chief Executive Officer. The loan is repayable on demand and is non interest bearing.

On November 14, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

Effective November 18, 2016, the Company assigned all of its interests in Prodeco Technologies, LLC to a non-affiliate third party in consideration of a total cash payment of $30,000 pursuant to an Assignment and Assumption Agreement dated November 18, 2016.

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

Results of Operations

Revenues for the three months and nine months ended September 30, 2016, totaled $140,286 and $331,582, respectively and were derived from sales of electric bicycles made by multiple manufacturers, service, and lifestyle apparel sold through our Paymeon Brands subsidiary. Revenues through Paymeon Brands began during the second quarter of 2016. Revenues for the three months and nine months ended September 30, 2015, were $9,692 and $31,384, respectively and were primarily derived from the sale of electric bicycles made by Prodeco Technologies. The $130,594 and $300,198 increase represents an increase of 1,347% and 957% over the same periods in 2015 and reflects the continued growth of our light electric vehicle operations and the launch of our lifestyle brand apparel sales. We expect our revenues from light electric vehicles, and related products, such as branded lifestyle apparel, to increase as we continue to implement sales relationships. Sales of electric vehicles are seasonal, with higher sales typically higher during the year-end holiday season. Costs of operations also increase significantly from 2015 to 2016 as a direct result of our increase in sales.

Operating expenses for the three months and nine months ended September 30, 2016, totaled $337,019 and $2,191,678, respectively, reflecting an increase of $262,097 or 350% from $74,922 for the three months ended September 30, 2015, and an increase of $1,897,212, or 644% from $294,466 for the nine months ended September 30, 2015.

The increases in operating expenses for the three months ended September 30, 2016 over the same period ended September 30, 2015 were primarily due to the operations of our Paymeon Brands subsidiary and included increased general and administrative (G&A) expenses of $84,626, increased consulting expenses of $107,443 primarily due to the issuance of common stock for services, increased travel and entertainment expenses of $20,166, increased professional fees of $15,913, and increased payroll and payroll taxes of $36,032 due to additional staff associated with the launch of our retail location dedicated to the sale of light electric vehicles and related products and services.

The increases in operating expenses for the nine months ended September 30, 2016 over the same period ended September 30, 2015 were primarily due to the reasons set forth above and included increased general and administrative (G&A) expenses of $785,019, increased consulting expenses of $954,718 primarily due to the issuance of common stock for services, increased travel and entertainment expenses of $47,697, increased professional fees of $43,644, and increased payroll and payroll taxes of $93,468 due to additional staff associated with the launch of our retail location dedicated to the sale of light electric vehicles and related products and services.

Web development and hosting expenses were eliminated in 2016 as we have suspended development of our mobile application products. In addition, operating expenses for the nine month period ended September 30, 2016 includes non-cash expenses of $566,703 and $556,753 related to the issuance of stock options to employees and directors and warrants to consultants, respectively, during early 2016.

Liquidity and Capital Resources

At December 31, 2015, we had $50,243 of cash and a working capital deficit of $1,355,156. At September 30, 2016, we had $24,651 of cash and a working capital deficit of $1,847,215. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2015, the Company had an accumulated deficit of $8,066,634. As of September 30, 2016, the Company had an accumulated deficit of $10,376,111. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop retail light electric vehicle operations and marketing of branded apparel. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

During the year ended December 31, 2015, the Company issued a series of unsecured convertible promissory notes in the principal amount of $359,500 to related parties. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance, subject to extension. In addition, the notes may be converted at any time, at the option of the holder, into shares of the Company's common stock at conversion prices ranging from $0.12 to $0.30 per share, subject to adjustment and subject to certain limitations on conversion.

During the nine months ended September 30, 2016, the Company issued a series of unsecured convertible promissory notes in the aggregate principal amount of $63,975 to a related party. The notes bear interest at 7% and are payable on or before 12 months from the date of issuance. In addition, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment and limitations on conversion.

During the nine months ended September 30, 2016, the Company sold an aggregate of 1,287,500 shares of restricted common stock to accredited investors for gross proceeds of $257,500 ($0.20 per share).

On July 13, 2016, HLM Paymeon, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM Paymeon shall repay $337 daily until the Receipts Purchased Amount is repaid. To secure HLM Paymeon’s payment and performance obligations to SCP, HLM Paymeon has granted to SCP a security interest in all HLM Paymeon’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount.

On August 17, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party, whereby PayMeOn Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for Purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to Purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of Purchase Orders financed or purchased by purchaser and all inventory.

On September 2, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into an purchase order purchase and sale agreement with a third party, whereby Paymeon Brands sold $20,000 of current purchase orders in exchange for $15,000.

On September 14, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into an purchase order purchase and sale agreement with a related-party, whereby Paymeon Brands sold $5,000 of current purchase orders in exchange for $4,000.

On September 23, 2016, the Company entered into a short-term demand loan with a third party. The loan amount was $5,000 and requires repayment of $6,333in 30 days.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $500,000 to maintain our current operations through the next 12 months and up to $750,000 to develop and expand our retail operations and Paymeon Brands operations. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Subsequent Events

On October 7, 2016, legal representatives of Remrylie Licensing, Inc. asked one of the Company’s retail customers to cease and desist from selling items related to Chistopher "Notorious BIG" Wallace's image on Paymeon Brands’ behalf. Remrylie, owner of the exclusive right to market Notorious BIG's image, claimed that Paymeon Brands did not have the right to sell certain items it was selling through its retail customer. While we believe that the claims were without merit, we decided to cooperate and allow our retail customer to remove the items in question. On November 29, 2016 the Company and Remrylie Licensing, Inc., agreed to settle their dispute over royalty payments for sales of merchandise related to the estate of Notorious BIG. The Company agreed to pay $7,000 and the Parties mutually agreed to end the dispute and mutually indemnify each other. Paymeon does not expect to engage in any sales related to the estate of Notorious BIG in the future.

On October 13, 2016, the Company received a $500 loan from our Chief Executive Officer. The loan is repayable on demand and is non interest bearing.

On October 16, 2016, the Company formed a new, wholly-owned company called Xtreme Fat Tire Bike Holdings, LLC (“Xtreme”). The Company was formed to pursue potential development of the “fat tire” segment of the electric bikes market. To date, Xtreme has had no material operations.

On October 17, 2016, the Company issued 100,000 shares of restricted common stock to a consultant that will provide various marketing and operations services to the Company. The consulting agreement is for a term of one year and contains standard confidentiality and non-solicitation provisions. The term of the agreement is for one year.

On October 25, 2016, the Company received a $180 loan from our Chief Executive Officer. The loan is repayable on demand and is non interest bearing.

On November 14, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

Effective November 18, 2016, the Company assigned all of its interests in Prodeco Technologies, LLC to a non-affiliate third party in consideration of a total cash payment of $30,000 pursuant to an Assignment and Assumption Agreement dated November 18, 2016.

Plan of Operations

In October 2015, we launched a retail store located in Fort Lauderdale, Florida. In addition to Prodeco electric bicycles, we also sell electric bicycles made by other manufacturers, as well as other alternative transportation products (such as “hoverboards”) and related products and accessories at our retail location. We continue to own a minority interest in Prodeco Technologies, LLC, a private electric bicycle manufacturer located in Oakland Park, Florida. In March 2016, we formed a new subsidiary called Paymeon Brands, Inc. Paymeon Brands was formed to develop, market, manage and monetize lifestyle brands and products. The Company intends to leverage its relationships and expertise with manufacturing, wholesale and retail distribution, and social influencer promotion, primarily in youth oriented “lifestyle” markets to create and grow new and existing brands across products. Generally, Paymeon Brands intends to acquire exclusive and non-exclusive licensing rights to brands it believes are expandable to additional product lines. In addition, Paymeon Brands may develop or acquire its own products, which are not yet known “brands”, but that it believes are in substantial growth markets and can become “lifestyle” oriented brands. During the early part of the second quarter of 2016, Paymeon Brands completed its “start-up” phase and began establishing retail partnerships for the commencement of the business. Paymeon Brands realized revenues from apparel sales during the second quarter. Paymeon Brands also began developing the “eChariot,” an electrically powered tricycle featuring comfortable seating and large, comfortable ride, “fat” tires. The eChariot was launched in October 2016 as a crowd-sourced project and surpassed its minimum goals towards the end of the quarter. We expect to begin developing  the eChariot during the first quarter of 2017, manufacturing will be done by a third party. We believe that future revenue to come from sales of apparel and related lifestyle brand accessories to large mass market retailers, smaller retail storefronts, retail websites, and social media platforms, as well as from sales of new products we develop or acquire. We have funded the start-up phase of the Paymeon Brands business with working capital from the issuance of convertible notes and equity to accredited investors and we believe that the business will require additional working capital investment of at least $250,000 during the remainder of 2016. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products and continued development of our leased retail location for the sale and service of electric bicycles, hover boards and related products and accessories.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured in accordance with FASB ASC 605, Revenue Recognition, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 to the Condensed Consolidated Financial Statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2016 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2016 based on the material weakness described below. The material weaknesses resulted in the delinquent filing of this report.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. These material weaknesses also resulted in the delinquent filing of this report.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, in addition to transactions previously reported, we have sold the equity securities below without registration under the Securities Act of 1933, as amended, under the exemption provided by Section 4(a)(2) of the Securities Act. The securities contain legends restricting their transferability absent registration or applicable exemption. No fees or commissions were paid in connection with any of the transactions.

On August 16, 2016, the Company sold a total of 75,000 shares to accredited investors for proceeds of $15,000 ($0.20 per share).

On August 18, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

On October 17, 2016, the Company issued 100,000 shares of restricted common stock to a consultant that will provide various marketing and operations services to the Company. The consulting agreement is for a term of one year and contains standard confidentiality and non-solicitation provisions. The term of the agreement is for one year.

On November 14, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
10.15	Form of Purchase Order Financing Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2016

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer (Principal Financial Officer)