Form 10-K
period 2016-12-31
PayMeOn, Inc.
filed 2017-04-26
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

954-565-0562

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.35 per share). $2,229,119.90 on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 17, 2017 there were 116,932,177 shares outstanding.

PART I

Item 1.

Business.

Overview

PayMeOn, Inc. (“Paymeon”), a Nevada corporation, is a company organized on May 30, 2006. Paymeon conducts business through three separate wholly-owned subsidiaries: HLM Paymeon, Inc., Paymeon Brands, Inc., and since February 2017 Rockstar Acquisitions, LLC (dba “Basalt America”).

Historically, Paymeon owned and operated products aimed at monetizing consumer influence through social, local and mobile marketing.

On July 18, 2014, PayMeOn acquired a 19.4% stake in Prodeco Technologies, LLC, a USA-based researcher, developer, marketer, and manufacturer of quality electric bicycles and entered the business of selling light electric vehicles and related products through its wholly-owned subsidiary, HLM Paymeon, Inc. In September 2014, HLM Paymeon began selling ProdecoTech electric bicycles online through its website www.irideelectric.com, under a non-exclusive dealer agreement.

In October 2015, HLM Paymeon launched a retail store located in Fort Lauderdale, Florida to sell ProdecoTech and other electric bicycles, as well as other alternative transportation products (such as “hoverboards”) and related products and accessories at our retail location. Effective November 18, 2016, the Company assigned all of its interests in Prodeco Technologies, LLC, held by Ebike, LLC and A Better Bike, LLC to Tavone Family Holdings, LLC in consideration of a total cash payment of $30,000 pursuant to an Assignment and Assumption Agreement dated November 18, 2016. The Company owned its Prodeco Technologies LLC interests through its 100% ownership of Ebike, LLC and A Better Bike, LLC. The Company sold its interests as part of its changing focus. While the Company intends to maintain its light electric vehicles business, it is shifting its primary focus to its Basalt America business.

In March 2016, we formed Paymeon Brands, Inc to develop, market, manage and monetize lifestyle brands and products. It is our intention to acquire exclusive licensing rights to brands which we believe are expandable to additional product lines. In addition, Paymeon Brands may seek to develop or acquire its own products, which are not yet known “brands”, but that it believes are in substantial growth markets and can become “lifestyle” oriented brands.

On December 23, 2016, a third-party driver drove his car through our retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused serious damage to the building and seriously impacted our ability to sell to and service customers. Despite being in the process of reducing our focus on our light electric vehicles business, we are still conducting sales. The damaged storefront has substantially diminished sales volumes we expected to generate during the first quarter of 2017. While there can be no assurances that we will receive a settlement, we believe the driver was insured and are pursuing a claim for compensation for lost sales.

In February 2017 subsequent to our fiscal year end, we acquired 100% of the membership interests of Rockstar Acquisitions, LLC (dba “Basalt America”). Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Basalt America is the exclusive licensee under a license agreement with Global Energy Sciences for its concrete reinforcement products known as RockRebar®, RockStirrups®, RockMesh®, and RockStaples™. The license provides Basalt America with exclusivity for the United States, (excluding California and Hawaii), the Caribbean (excluding Cuba), and Peru. It also provides that Basalt America shall have a right of first refusal for all other territories in the world.

For the year ended December 31, 2016, revenues for Paymeon, Inc. on a consolidated basis were $394,219 and were derived from the sale of electric bicycles made by multiple manufacturers, service, and lifestyle apparel.

Organization

PayMeOn holds a wholly owned interest in HLM Paymeon, Inc., and Paymeon Brands, Inc., both Florida corporations, and Rockstar Acquisitions, LLC (dba “Basalt America”), a Florida limited liability company. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “PAYM”. Our executive offices are located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. Our telephone number is 954-565-0562. We own and operate several websites, including www.paymeon.com, www.irideelectric.com, and www.basaltamerica.com. The information which appears on these websites is not part of this report.

Light Electric Vehicle Sales

Since acquiring our interest in ProdecoTech Technologies, LLC in 2014, we have been primarily engaged in the sale of electric bicycles, hoverboards and other related products and accessories, both online and at our retail location located at 2599 North Federal Highway, Fort Lauderdale, Florida. During 2014, 2015, and 2016, sales related to our light electric vehicles business constituted the majority of our sales. Our future focus will be on developing Basalt America, which we acquired in February of 2017.

Basalt Fiber Reinforced Polymer products

We acquired Rockstar Acquisitions, LLC. d/b/a Basalt America in February, 2017 to capitalize on the introduction of new technology and products towards the rebuilding of global infrastructure, especially as it applies to products that reinforce concrete. Rockstar Acquisitions, LLC. d/b/a Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Basalt America is the exclusive licensee under a license agreement with Global Energy Sciences for its concrete reinforcement products known as RockRebar®, RockStirrups®, RockMesh®, and RockStaples™. Basalt America’s products often represent substantial improvements in strength and resistance relative to existing “steel industry” products. Our products will be produced in Oakland Park, Florida. We intend to sell our products primarily to government and commercial construction contractors, and home builders.

Social Income®

Through our Paymeon Brands, Inc. subsidiary we intend to capitalize on our Social Income® trademark by creating opportunities to “monetize” the substantial influence consumers exert through their networks. We are dedicated to growing and leveraging our own social media following, as well as extending our social media reach through partnerships with well-known influencers. We intend to aggregate social audiences across platforms to form a substantial “network” of potential buyers/influencers for our products. We will use our network to instantly garner feedback for new product launches, as well as direct-sell many types of products. We also intend to use our network to continuously promote the lifestyle aspects of our brands, resulting in even more promotion by our audience to others outside of our audience.

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

The light electric vehicle retail market, which includes electric bicycles and hover boards, is new and evolving in the United States. We compete with large, established marketers of light electric vehicles and traditional bicycles and similar products. We also complete with online retailers, such as Amazon.com. In addition, we also compete with lesser-known distributors of electric bicycles and other products sourced primarily outside of the United States. As described above, we are shifting our focus to our Basalt America business.

The concrete reinforcement industry is well-established around the world and includes some of the largest steel companies in the world. While we believe that our products are unique and create a new segment within the concrete reinforcement industry, we still expect to compete with these large companies, both inside and outside of the United States, as they aggressively market their existing products.

Intellectual Property

The term social income® is a registered trademark of PayMeOn, Inc. Additionally, we have applied for registration of various trademarks related to Rockstar Acquisitions, LLC. d/b/a Basalt America. We have not applied for any other U.S. trademarks and, except for common law rights, we currently do not hold any other intellectual property rights on the products we have developed. Among many other related domain names, we have secured the following domain names: www.irideelectric.com; paymeon.com; paymeon.net; paymeon.tv; paymeon.org; paymeon.biz; paymeon.mobi; paymeon.co; paymeon.tel; paymeon.us; paymeonbrands.com; paymeonbrands.net; paymeonbrands.org; hyperloc.com; Hyperlocalmarketing.net; Hlmllc.com; Hlmllc.net, and basaltamerica.com.

As part of Rockstar Acquisitions, LLC. d/b/a Basalt America’s license with Global Energy Sciences, we have acquired rights to use the trademarks RockRebar®, RockStirrups®, RockMesh®, and RockStaples™.

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

Products sold by Basalt America are subject to various approvals and certifications from various private and public entities, such as the Department of Transportation and the US Army Corps of Engineers. Such approvals and certifications are based on numerous, often changing standards and there can be no assurance that our products will receive or retain necessary approvals or certifications in the future.

Subsequent Events

On February 21, 2017, the Company entered into and completed a membership interest purchase agreement to acquire 100.0% of the membership interests of Rockstar Acquisitions, LLC (“Rockstar”). Rockstar was organized under the laws of the State of Florida in November 2016. Rockstar leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Our Chairman and CEO, Edward A. Cespedes and our Director and largest individual shareholder, Vincent L. Celentano, are the Managing Members of Rockstar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. For accounting purposes the transactions are recorded at their historical cost.

On January 5, 2017, Rockstar Acquisitions, LLC (“Rockstar”) entered into a letter agreement with Raw Materials Corp and Raw Energy Materials, Corp. (“RAW”). The letter agreement called for, among other things, Rockstar to purchase equipment for $400,000, and when given notice in writing by RAW, to purchase additional equipment within 10 business days of receiving the notice. Rockstar’s approximate total obligation was approximately $3 million. On February 21, 2017, Paymeon completed its acquisition of Rockstar. On April 19, 2017, Rockstar received written notice from RAW to purchase the additional equipment. To date, Rockstar has funded approximately $260,000 towards the purchase of equipment. As of April 20, 2017, Paymeon, and its affiliates, including Rockstar, has secured a commitment for equipment debt financing in the amount of $600,000. Paymeon and its affiliates, including Rockstar, is currently in the process of pursuing additional financing to meet Rockstar’s obligation. There is no guarantee that we will be able to obtain the additional financing.

On February 23, 2017, the Company announced the appointment of Don Smith, and Ronald LoRicco, Sr. Esq. to its board of directors to become effective March 6, 2017. The appointment of Don Smith and Ronald LoRicco, Sr. Esq will become effective on April 28, 2017.

On April 11, 2017, the Company appointed Paul Sallarulo to its board of directors.

Employees

At December 31, 2016, we had four full time employees. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

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

Subsequent to year-end we entered into a lease for approximately 12,921 square feet located at Lauderdale Lakes Industrial Park, Building 13, 2688, 2694 and 2700 NW 29th Terrace, Oakland Park, FL 33311. The lease is for an initial term of 3 years at an initial monthly sum of $11,519. The lease is for 6 six-month terms. The Company has the option to terminate the lease with 60-days’ notice prior to the end of any of the terms. The Company intends to domicile its Basalt America operations at this facility.

Item 3.

Legal Proceedings.

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41, 937 for rent past due rent due as of April 1, 2014. As of April 9, 2014, the Company has not been able to pay its outstanding rent obligation. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company has indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. There is no guarantee that the Company will be able to reach a resolution to this issue. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord as of December 31, 2014 we have reserved the entire amount. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs in its December 31, 2015 and December 31, 2016, audited financial statements. The Company intends to continue its efforts to work with the landlord to reach a mutually agreeable solution and is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

To our knowledge we are not currently subject to any other legal proceedings.

Item 4.

Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol PAYM. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since March 31, 2015, was as reported below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2016	$0.55	$0.15
September 30, 2016	$0.52	$0.36
June 30, 2016	$0.63	$0.44
March 31, 2016	$0.63	$0.42
December 31, 2015	$0.49	$0.35
September 30, 2015	$0.39	$0.35
June 30, 2015	$0.63	$0.30
March 31, 2015	$0.79	$0.51

On April 17, 2017, our common stock had a closing price of $0.65.

Holders

As of April 17, 2017, there were approximately 157 security holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the period covered by this report we sold securities described below (see “Liquidity and Capital Resources”) without registration under the Securities Act of 1933, as amended, under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The securities were issued with legend restricting their transferability without registration or applicable exemption and proceeds were used for working capital. We did not pay any finders fees or commission in connection with the sale of these securities.

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). As of December 31, 2016 and December 31, 2015, the Company has expensed $382,500 and $44,331 and has a prepaid expense of $0 and $103,169, respectively.

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

On June 10, 2016, the PayMeOn Brands entered into a legal services agreement. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) in consideration of the services to be provided under the agreement. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants. As of December 31, 2016 Company has expensed $27,945.

On August 16, 2016, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $15,000 ($0.20 per share).

On August 18, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

On October 17, 2016, the Company issued 100,000 shares of common stock valued at $32,000 ($0.32 per share) to a consultant that will provide various marketing and operations services to the Company. The consulting agreement is for a term of one year and contains standard confidentiality and non-solicitation provisions. The term of the agreement is for one year. As of December 31, 2016 the Company expensed $6,575.

On November 14, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

On December 15, 2016 the holder of $16,500 of purchase order financing converted the balance into 883,936 shares of common stock at a price of $0.0187 per share and $20,000 of purchase order financing and a $5,000 note payable converted the balance into 1,142,849 shares of common stock at a price of 0.0175 per share. The Company recognized a loss of $1,078,232 which was the difference of the stock price of $0.50 on the date of conversion. See note 8.

On December 21, 2016, the Company issued 30,000 shares of common stock valued at $15,000 ($0.50 per share) to a consultant for legal services.

On December November 29, 2016, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $33,000 ($0.165 per share).

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

Overview

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products, which included the general and administrative expenses, associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products and development of our recently acquired business, Basalt America.

Results of Operations

Revenues for the year ended December 31, 2016, totaled $394,219 and were derived from sales of electric bicycles made by multiple manufacturers, service, and lifestyle apparel. Revenues through Paymeon Brands began during the second quarter of 2016 and were principally from sales of lifestyle apparel. Revenues for the year ended December 31, 2015 were $175,156 and were primarily derived from the sale of electric bicycles made by Prodeco Technologies. The $219,063 increase represents an increase of 125% over the same periods in 2015 and reflects the growth of our light electric vehicle operations and the launch of our lifestyle brand apparel sales. We expect our revenues from light electric vehicles, and related products, such as apparel, to decrease, however, as we reduce our focus on light electric vehicle operations and apparel to focus on building our Basalt America business, which we expect will become the primary focus of our business during 2017.

Operating expenses for year ended December 31, 2016, totaled $2,485,240, reflecting an increase of $1,990,815 or 403% from $494,425 for the year ended December 31, 2015.

The increases in operating expenses for the year ended December 31, 2016 over the year ended December 31, 2015 were primarily due to the increased general and administrative (G&A) expenses of $816,125, increased consulting expenses of $1,035,864 primarily due to the issuance of common stock for services, increased travel and entertainment expenses, increased professional fees of $46,691, and increased payroll and payroll taxes of $119,759 due to additional staff associated with the launch of our retail location dedicated to the sale of light electric vehicles and related products and services.

Liquidity and Capital Resources

At December 31, 2016, we had $10,341 of cash and a working capital deficit of $2,320,139. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2016, the Company had an accumulated deficit of $11,764,087. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. From January 2012 through May 2012 the Company issued a series of secured promissory notes in the aggregate principal amount of $155,000 (the “January Secured Notes”). The January Secured Notes were secured by all of the assets of the Company. On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 to Celentano Consulting Company, LLC, an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment and conversion limitations. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note and used substantially all of the proceeds from the secured convertible note to satisfy the January Secured Notes, along with outstanding and accrued interest on the January Secured Notes of approximately $9,018. The secured convertible note was outstanding on December 31, 2016, and Celentano Consulting Company, LLC has agreed in writing to extend the maturity date to December 23, 2017.

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

On October 22, 2015 (the “Closing Date”) the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, Florida. The Company used the premises to establish and operate a retail electric self-balancing scooter (hoverboard), bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617.50 and an additional 5 year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ an unsecured promissory note in the principal amount of $300,000. The Note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the Note is converted or prepaid prior to the Maturity Date. Subject to certain limitations below, the Note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the Note to an amount equal to the rate being paid on the new or additional notes. The conversion of the Note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Note may be prepaid at the option of the Company commencing 190 days after the Closing Date.

During the year ended December 31, 2016, the Company issued a series of unsecured convertible promissory notes in the aggregate principal amount of $63,975 to a related party. The notes bear interest at 7% and are payable on or before 12 months from the date of issuance. In addition, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment and limitations on conversion.

During the year ended December 31, 2016, the Company sold an aggregate of 1,500,000 shares of restricted common stock to accredited investors for gross proceeds of $293,000.

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

On August 17, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a related party, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000. As a further inducement for Purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to Purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of Purchase Orders financed or purchased by purchaser and all inventory. As of December 31, 2016, the outstanding balance is $5,000.

On September 2, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party, whereby Paymeon Brands sold $50,000 of current purchase orders in exchange for $40,000. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock at $0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore the Company recorded a $469,995 loss on conversion of debt.

On September 9, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby Paymeon Brands sold $20,000 of current purchase orders in exchange for $15,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $5,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $5,000 of the deferred finance charge and repaid $5,000. On December 15, 2016 the holder converted the remaining balance of $20,000 into 1,142,849 shares of common stock as $0.0175 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore the Company recorded a $608,567 loss on conversion of debt.

On September 23, 2016, the Company entered into a short-term demand loan with a third party. The loan amount was $5,000 and requires repayment of $6,333in 30 days. The Company repaid $5,000 as of December 31, 2016.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $3,000,000 to maintain our current operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

Fiber Reinforced Polymer Industry Risks

We compete with large, established companies

Our Basalt America products for reinforcement of concrete compete as replacements for traditional steel industry products. The steel industry is very mature and companies are often entrenched with our potential customers. There is no guarantee that we will be able to convince customers that our products are superior to steel products.

Regulatory Risks

Our products often require certain approvals and certifications to satisfy regulatory requirements for use as concrete reinforcements and for other uses. There is no guarantee that we will be able to maintain or secure such approvals and certifications in the future.

Limited Availability of Raw Materials

We source various raw materials for manufacture of our products from various different suppliers located in the United States and abroad. There is no guarantee that our suppliers will be able to provide us with sufficient supply of raw materials for us to maintain production levels necessary to satisfy customers.

Changes in the global economic environment may lead to declines in the production levels of our customers

We sell primarily to the construction industry. The construction industry is cyclical and can exhibit a great deal of sensitivity to general economic conditions. Low demand from the construction industry could adversely impact our financial position, results of operations and cash flows.

We may be adversely impacted by volatility in prices for raw materials

Depending on our customer demand, we may be faced with having to purchase raw materials at prices that are above the then current market price or in greater volumes than required. Additionally, other factors may force the price of composite materials down, which could affect our profit margins.

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

We rely on Edward Cespedes, as our sole operating officer and director. While Mr. Cespedes currently dedicates substantially all of his time to our company, he is not required to dedicate all of his time and resources to our company and we have not been able to pay him his contractual salary. The loss of the services of Mr. Cespedes or Mr. Cespedes’ inability to dedicate 100% of his time and resources to our company could materially harm our business. In addition, we do not presently maintain a key-man life insurance policy on Mr. Cespedes. Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of other key technical and marketing personnel. The loss of key personnel and the process to replace any of our key personnel would involve significant time and expense, may take longer than anticipated and may significantly delay or prevent the achievement of our business objectives.

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

At December 31, 2016, we have outstanding 7% secured and unsecured promissory notes convertible at the option of the holders in the aggregate principal amount of $670,548 convertible at prices ranging from $.10 to $.35 per share; the conversion of certain notes limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock. If all the outstanding notes are converted, our issued and outstanding shares would increase significantly. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market. The secured notes are secured by all of the Company’s assets.

Our principal shareholders and their affiliates beneficially own and control approximately 68% of our outstanding common stock and as majority shareholders are able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of December 31, 2016, our principal shareholders beneficially own approximately 68% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders also own secured and unsecured promissory notes that are convertible at their option into a material number of shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. We have identified material weaknesses in our internal control over financial reporting due to our lack of internal control over financial reporting related to the timely entry of new inventory items and point of sales during the year ended December 31, 2016. The weakness has delayed the filing of this annual report.

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

Name	Age	Position

Edward Cespedes	50	Chairman of the Board of Directors, Chief Executive Officer and Principal Financial Officer
Vincent L. Celentano	49	Director
Paul M. Sallarulo	60	Director

Edward Cespedes. Edward Cespedes has served as sole officer and a director since March 2011. Prior to becoming our Chief Executive Officer and sole director, he was the founder and chief executive officer of Hyperlocal Marketing, LLC. Mr. Cespedes has served as the Vice Chairman of Tralliance Registry Management Corporation, the company that manages the .travel domain for the global Internet since 2009 and was Tralliance’s Chief Executive Officer from 2006 through 2009. Mr. Cespedes has served as President of theglobe.com (OTCBB: TGLO) since June 2002 and as a director of theglobe.com, Inc. since 1997. Mr. Cespedes also serves as theglobe.com’s Chief Financial Officer. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLP. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation (formerly Nasdaq: KOOP) and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc., a private investment company. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe.com where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked for J.P. Morgan and Company, where he focused on mergers and acquisitions. He is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. Mr. Cespedes is also a member of the Board of Governors for the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University and an honorary board member of the Special Olympics of Broward County. Mr. Cespedes received a Bachelor’s degree from Columbia University in 1988.

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

Paul M. Sallarulo. Paul M. Sallarulo has served as a member of board of directors since April 2017. He served as Chairman of the Board, President and CEO of Nexera Medical Inc. As the Company’s principal government contact, Mr. Sallarulo was responsible for Nexera receiving the first certification in Europe for an antimicrobial mask, in addition to the first certification of a predicate device ”anti bacterial respirator mask” issued by the FDA. Mr. Sallarulo had an extensive financial career in capital markets and investment banking in senior positions with Wachovia Securities, Prudential, Raymond James, Meridian Capital Markets and CoreStates Capital Markets. Mr. Sallarulo was appointed Commissioner of the North Broward Hospital District by Florida Governor Jeb Bush for two four-year terms and served as Chairman of the Board of Commissioners, and Chairman of the Executive Committee. He oversaw four major hospitals, thirty-eight clinics, six thousand professionals, and a budget in excess of $2 billion. He served as Chairman of the Audit Committee, Legal Review Committee, Joint Conference Committee, Broward Health Foundation, Community Relations Committee for Broward General Hospital, Community Relations Committee for Imperial Point Medical Center, and currently serves on the Liberty Health Foundation Board in Jersey City, New Jersey. Mr. Sallarulo served on the Board of Directors of Foss Manufacturing, LLC Company, Board of Trustees of Nova Southeastern University, Chairman of the Board of Governors of Nova Southeastern University - Wayne Huizenga School of Business, President of the International Alumni Association of NSU, Nova Southeastern University College of Dental Medicine — Advisory Board, and was inducted as the first Honorary member into Sigma Beta Delta Society – International Honor Society in Business, Management and Administration. Mr. Sallarulo also served as a member of the Planning and Zoning Board of Fort Lauderdale, Broward County Personal Advisory Board Fort Lauderdale, the Fort Lauderdale Marine Advisory Board, and the Economic Development Advisory Board. Mr. Sallarulo was Co-Founder of Broward Bank of Commerce, and served on the Board of Directors. He is Chairman of the Budget Committee, Strategic Planning Committee and Nominating Committee. He also served on the Marketing Committee, Loan Committee, ALCO Committee, and Compensation Committee. Mr. Sallarulo assisted in the Sale of Broward Financial Holdings, the parent company of Broward Bank of Commerce, to Home BancShares, parent company of Centennial Bank in 2014. Mr. Sallarulo currently serves on the Regional Board of Directors of Centennial Bank and serves on the Loan Committee, and Strategic Planning Committee. Mr. Sallarulo is the recipient of several prestigious awards including: Distinguished Alumni Achievement Award — Nova Southeastern University — 1996. Mr. Sallarulo is Chairman of The Special Olympics of Broward County, and has been an advocate for people with physical and mental challenges for more than 44 years.

Mr. Sallarulo graduated with a B.B.A. degree in Business Administration from Baruch College in New York City and an M.B.A. from Nova Southeastern University with honors in Fort Lauderdale, Florida.

Directors

Our Board of Directors consists of three members. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees of the Board of Directors

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. We are an early stage company and have been unable to attract qualified independent directors to serve on our board. Our board of directors consists of only three members, and has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Markets, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2016.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

 our principal executive officer or other individual serving in a similar capacity;

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)	All Other Compensation($)	Total ($)

Edward Cespedes	2015	$175,000	$—	$—	$13,462	$188,462	[1]
	2016	$175,000	$—	$—	$13,462	$188,462	[2]

———————

1 Approximately $396,422 of salary and $67,308 of vacation have been accrued but not paid.

2 Approximately $109,670 of salary and $53,846 of vacation have been accrued but not paid.

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

2016 Option Grants to Executive Officers

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

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2016. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 12 of the Notes to our Financial Statements for the year ended December 31, 2016 appearing elsewhere in this report.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)

Vincent L. Celentano (1)	—	—	510,000	—	—	—	510,000
Edward A. Cespedes (2)	—	—	510,000	—	—	—	510,000

———————

(1)

On February 25, 2016, Mr. Vincent L. Celentano was appointed to the Board of Directors of the Company. In conjunction with his appointment, the Company issued Mr. Celentano an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 25, 2023

(2)

On February 26, 2016 Edward A. Cespedes to be its Chairman of the Board of Directors. In conjunction with his appointment, Edward A. Cespedes was issued an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of April 17, 2017, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 116,932,177 of common stock outstanding as of April 17, 2016, together with securities exercisable or convertible into shares of common stock within sixty (60) days of April 11, 2017, for each stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Edward Cespedes (1)	14,079,492	11.8%
Vincent L. Celentano (2)	29,232,104	24.6%
Paul M. Sallarulo	250,000	0.2%
All officers and directors as a group (three persons) (1) (2) (3)	8,346,246	49.5%
Celentano Consulting Company, LLC (3)	1,623,106	12.1%
William D. Celentano (4)(5)	848,297	0.7%
RVRM Holdings	15,000,000	12.8%

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

(2)

Includes 1,000,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.51 per share. Includes ownership interests held by Celentano Consulting Company, LLC. Mr. Celentano is the Manager of Celentano Consulting Company, LLC. Excludes shares of our Common Stock issuable to Vincent L. Celentano upon the conversion of outstanding unsecured convertible notes in the aggregate principal and interest amount of $280,346 at April 11, 2017. The conversion of such notes is limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s outstanding common stock. The address of Vincent L. Celentano is 987 Hillsboro Mile, Hillsboro, Florida 33062. Mr. Celentano disclaims any beneficial interest in securities held by his brother, William D. Celentano.

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

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $165,500 with Celentano Consulting Company, LLC, an entity controlled by Vincent Celentano and an affiliate of the Company. The secured convertible note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. The secured convertible note is secured by all of the assets of the Company and includes customary provisions concerning events of default. In addition, the secured convertible note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.345 per share, subject to adjustment. The Company received $165,500 in gross proceeds from the issuance of the secured convertible note. As of December 31, 2016, the note was past its maturity date, however, Celentano Consulting Group has agreed in writing to extend the maturity date of such note to December 31, 2017. As of April 17, 2017 the aggregate amount due under the note was $215,395.

As of December 31, 2016, the Company has issued and outstanding a series of unsecured promissory notes in the aggregate principal amount of $535,048 to Vincent Celentano and William Celentano and their affiliated entities. The notes bear interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price ranging from $0.10 to $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company used the proceeds for working capital purposes. William Celentano is the brother of Vincent Celentano. Each person disclaims beneficial interest in the securities held by the other.

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

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Liggett & Webb P.A.(formerly known as Liggett, Vogt & Webb, P.A.), as well as the fees charged for such services. In its review of non-audit service and its appointment of Liggett & Webb P.A., the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Liggett & Webb P.A. were approved by the Board, acting as our Audit Committee. The following table shows the fees for the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees (1)	$47,000	$31,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

Date: April 26, 2016

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Cespedes	Director	April 26, 2016
Edward Cespedes

/s/ Vincent L. Celentano	Director	April 26, 2016
Vincent L. Celentano

/s/ Paul M. Sallarulo	Director	April 26, 2016
Paul M. Sallarulo

INDEX TO FINANCIAL STATEMENTS

PAYMEON, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

PayMeOn, Inc.

We have audited the accompanying consolidated balance sheets of PayMeOn, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2016 and 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of PayMeOn, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a net loss of $3,697,453, a working capital deficiency of $2,320,139, used cash in operations of $455,499 and an accumulated deficit of $11,764,087 at December 31, 2016. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very truly yours,

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 26, 2017

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$10,341	$50,243
Inventory	11,916	67,752
Prepaid expenses	48,362	103,169
Other current assets	1,194	695
TOTAL CURRENT ASSETS	71,813	221,859

LONG TERM ASSETS
Computer equipment, leasehold improvements and website costs, net	227,397	290,368
Deposits	12,397	12,397
	239,794	302,765

TOTAL ASSETS	$311,607	$524,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$333,938	$286,141
Accounts Payable - related party	—	10,544
Due to related party	56,635	23,238
Customer deposits	34,634	3,598
Accrued expenses	1,058,446	838,046
Notes Payable	2,000	2,000
Purchase order financing	1,885	—
Purchase order financing - related party, net	4,000	—
Note payable - convertible	300,000	—
Notes Payable related party- convertible (net of discount and notes receivable of $100,134 and $223,125 respectively)	600,414	413,448
TOTAL CURRENT LIABILITIES	2,391,952	1,577,015

NOTE PAYABLE - CONVERTIBLE	—	300,000
TOTAL LIABILITIES	2,391,952	1,877,015

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 17,180,242 and 12,863,457 shares issued and outstanding, respectively as of December 31, 2016 and December 31, 2015	17,180	12,863
Additional paid in capital	9,666,562	6,701,380
Accumulated deficit	(11,764,087)	(8,066,634)
TOTAL STOCKHOLDERS'S DEFICIT	(2,080,345)	(1,352,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$311,607	$524,624

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Revenue
Service Revenue	$—	$6,502
Products Sales - Clothing	102,186	—
Products Sales - Bicycles	292,033	168,654
Total revenue	394,219	175,156

Cost of products sold - Clothing	66,836	—
Cost of products sold - Bicycles	187,386	101,386
Total cost of goods sold	254,222

Gross Profit	139,997	73,770

OPERATING EXPENSES

Professional fees	137,462	90,771
Payroll and payroll taxes	311,311	191,552
Consulting	1,097,407	61,543
Marketing - related party	—	27,624
General and administrative	939,060	122,935
Total Operating Expenses	2,485,240	494,425

NET LOSS FROM OPERATIONS	(2,345,243)	(420,655)

OTHER INCOME / (EXPENSES)
Interest income - related party	—	2,967
Loss on conversion of debt	(1,078,232)	—
Gain on sale of investment	30,000	—
Interest on judgement	(18,521)	—
Interest expense	(285,457)	(312,763)
Total other expenses	(1,352,210)	(309,796)

Net loss before provision for income taxes	(3,697,453)	(730,451)

Provision for Income Taxes	—	—

NET LOSS	$(3,697,453)	$(730,451)

Net loss per share - basic and diluted	$(0.26)	$(0.06)

Weighted average number of shares outstanding - basic and diluted	14,447,469	12,650,443

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECMEMBER 31, 2016 AND 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance December 31, 2014	—	$—	12,563,457	$12,563	$6,244,455	$(7,336,183)	$(1,079,165)

Beneficial Conversion feature on convertible debt	—	—	—	—	342,225	—	342,225

Common stock issued for services	—	—	250,000	250	97,250	—	97,500

Sale of common stock	—	—	50,000	50	17,450	—	17,500

Net Loss	—	—	—	—	—	(730,451)	(730,451)

Balance December 31, 2015	—	$—	12,863,457	$12,863	$6,701,380	$(8,066,634)	$(1,352,391)

Stock option expense	—	—	—	—	1,138,842	—	1,138,842

Beneficial Conversion feature on convertible debt	—	—	—	—	62,725	—	62,725

Common stock issued for services	—	—	790,000	790	359,410	—	360,200

Sale of common stock	—	—	1,500,000	1,500	291,500	—	293,000

Conversion of debt to common stock	—	—	2,026,785	2,027	1,112,705	—	1,114,732

Net Loss	—	—	—	—	—	(3,697,453)	(3,697,453)

Balance December 31, 2016	—	$—	17,180,242	$17,180	$9,666,562	$(11,764,087)	$(2,080,345)

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,697,453)	$(730,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,131	11,478
Amortization of debt discount	200,716	262,318
Loss on conversion of debt	1,078,232
Warrants and options issued for services	1,138,842	—
Common stock issued for services	407,680	—
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expense	7,327	1,583
Decrease in inventory	55,836	(67,752)
Increase in deposits	—	3,598
Increase in other assets	(499)	(695)
Increase in interest receivable - related party	—	(2,967)
Decrease in accounts payable - related party	(10,544)	(13,499)
Increase in customer deposits	31,036	—
Increase in accounts payable and accrued expenses	268,197	282,808
Net Cash Used In Operating Activities	(455,499)	(253,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	(2,160)	(817)
Deposits	—	(12,397)
Notes receivable - related party	—	(84,760)
Net Cash Used in Investing Activities	(2,160)	(97,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from purchase order funding	55,000	—
Proceeds from purchase order funding - related party	4,000	—
Proceeds of due to related party	33,397	—
Repayment of purchase order funding	(31,615)	—
Proceeds from note payable	5,000	—
Repayment of note payable	(5,000)	—
Advances from related party	—	23,238
Proceeds from notes payable related party - convertible	63,975	359,500
Sale of common stock	293,000	17,500
Net Cash Provided By Financing Activities	417,757	400,238

NET INCREASE / (DECREASE) IN CASH	(39,902)	48,685

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,243	1,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,341	$50,243

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

During the year ended December 31, 2016, the Company received $63,975 from a related party in exchange for convertible notes payable of $63,975 with the beneficial conversion feature valued at $62,725.

During the year ended December 31, 2016, the Company issued 590,000 shares of common stock valued at $360,200 and 200,000 shares of common stock valued at $47,480 for prepaid consulting services.

During the year ended December 31, 2016, the Company issued 2,026,785 shares of common stock valued at $1,114,732 ($0.55 per share) for the conversion of $36,500 of loans and purchase order financing. The Company recognized a loss on the conversion of $1,078,232.

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

During the year ended December 31, 2015 the Company issued 250,000 shares for $97,500 ($0.39 per share) for prepaid services.

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

On April 19, 2016, the Company’s wholly-owned subsidiary, Paymeon Brands, Inc., entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc”. The agreement provides for Paymeon Brands and Butler organizing a new entity equally owned by the parties. As of December 31, 2016 the parties have not formally reached an agreement.

On October 16, 2016, the Company formed a new, wholly-owned company called Xtreme Fat Tire Bike Holdings, LLC (“Xtreme”). The Company was formed to pursue potential development of the “fat tire” segment of the electric bikes market. To date, Xtreme has had no material operations.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC, PayMeOn Brands, Inc, HLM PayMeOn, Inc. and Xtreme Fat Tire Bike Holdings. LLC, All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2016, the Company has an accumulated deficit of $11,764,087, a working capital deficiency of $2,320,139 and used cash in operations of $455,499 for the year ended December 31, 2016. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the useful lives of depreciable assets, valuation of inventory allowances, valuation of accounts receivable allowance,  valuation of deferred tax asset, stock based compensation and any beneficial conversion features on convertible debt.

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

(D) Prepaid expenses

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). On June 10, 2016, the Company entered into a legal services consulting agreement, whereby consultant agrees to provide legal review of certain retail agreements for the Company on an “as needed” basis. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) the fair market value on the date of issuance. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants. On October 12, 2016 the Company issued 100,000 shares of common stock valued at $32,000 ($0.32 per share) the fair market value on the date of issuance to a consultant for services. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants   As of December 31, 2016 and December 31, 2015 Company has expensed $372,690 and $44,331 and has a prepaid expense of $47,480 and $103,169, respectively. As of December 31, 2016 the Company has other prepaid expenses of $882.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

Depreciation/
Amortization
Asset Category	Period
Website costs	5 Years
Computer equipment	3 Years
Leasehold improvements	5 Years

Computer equipment, leasehold improvements and website costs consisted of the following:

	December 31, 2016	December 31, 2015

Computer equipment	$6,724	$4,563
Lease hold improvements	300,000	300,000
Website development	24,775	24,775

Total	331,499	329,338
Accumulated depreciation	(104,102)	(38,970)
Balance	$227,397	$290,368

Depreciation expense for years ended December 31, 2016 and 2015 was $65,131 and $11,478 respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

(J) Investment – Equity Method

On July 18, 2014 the Company entered into and completed two membership interest purchase agreements to acquire a 19.4% equity interest in Prodeco Technologies, LLC, a private manufacturer of electric bicycles under the brand "Prodeco" with manufacturing facilities located in Oakland Park, Florida. Prodeco Technologies was organized under the laws of the State of Florida in June 2012. The Prodeco Technologies membership interests were acquired through the acquisition of all of the issued and outstanding membership interests of A Better Bike, LLC and EBikes, LLC, members of Prodeco Technologies, LLC. A Better Bike, LLC is owned by Vincent L. Celentano, the Company's largest individual shareholder. EBikes is owned by Vincent D. Celentano, II. In consideration of the acquisition of all of the issued and outstanding membership interests of A Better Bike and EBikes, the Company issued an aggregate of 2,941,176 restricted shares of its common stock to the members of A Better Bike and EBikes. For accounting purposes the transactions are recorded at the historical cost basis of $0 from the related parties. For financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. During the year ended December 31, 2016 the Company sold its interest for total proceeds of $30,000.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

(K) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 4,207,181 and 199,065 shares issuable upon the exercise of options and warrants and approximately 4 million and 2 million shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2016 and 2015, respectively.

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

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	December 31,
	2016	2015
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(1,391,352)	$(274,869)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	906,433	23,450
Change in valuation allowance	484,919	251,419

Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	December 31,
	2016	2015
Deferred income tax asset:	$756,064	$681,306
Net operating loss carryforwards	2,124,553	1,715,697
Valuation allowance	(2,880,617)	(2,397,003)
Deferred income taxes	$—	$––

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $5,600,000 available to offset future taxable income through 2036. This results in deferred tax assets of approximately $2,880,000 as of December 31, 2016. The valuation allowance at December 31, 2016 was approximately $2,880,000. The change in the valuation allowance for the year ended December 31, 2016 was an increase of approximately $484,000. Tax returns for the years ended December 31, 2016, 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382.

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

(Q) Segment information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10. We had two operating segments at December 31, 2016, one that sells electric bicycles and related products made by other manufacturers in a retail store location in Fort Lauderdale and during the first quarter of 2016, PayMeOn formed a new subsidiary, Paymeon Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

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

AS OF DECEMBER 31, 2016

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

NOTE 4 – NOTES RECEIVABLE RELATED PARTY

On January 20, 2015, the Company received a 7% unsecured promissory note in the principal amount of $75,000 (the “Note Receivable”) from Prodeco Technologies, LLC, an affiliated entity. The note was payable January 20, 2018. The note holder was required to pay interest in the amount of $1,312 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,761 to Prodeco Technologies, LLC under the same terms due on February 8, 2018. For the year ended December 31, 2015 the Company has $2,967 of interest income. During the year ended December 31, 2015 Prodeco Technologies, LLC, a related party, elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable to the related party. See Note 13.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

	December 31, 2016	December 31, 2015

Loan Amount	$612,821	$548,846
Discount	(12,407)	(135,398)
Balance	$600,414	$413,448

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $79,440 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $79,440 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $79,440 of the debt discount. Accrued interest at December 31, 2016 and December 31, 2015 amounted to $22,320 and $16,744, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On December 27, 2012, the Company entered into an agreement to issue a secured convertible promissory note in the principal amount of $86,060 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $86,060 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $86,060 of the debt discount. Accrued interest at December 31, 2016 and December 31, 2015 amounted to $24,179 and $18,138, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On May 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $760 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $760 for the fair value of the beneficial conversion feature. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, As of December 31, 2016 and December 31, 2015 the Company amortized $760 and $760 and accrued interest amounted to $140 and $87, respectively.

On May 22, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $750 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. On May 18, 2015, the note holder agreed to extend the note through May 15, 2016. On May 22, 2016, the note holder agreed to extend the note through May 22, 2017. As of December 31, 2016 and December 31, 2015 the Company amortized $750 and $750 and accrued interest amounted to $137 and $85, respectively

On June 6, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 6, 2016. On August 13, 2016 the note holder agreed to extend the note through June 2, 2017.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,801 and $1,099, respectively.

On June 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $781 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 15, 2016. On August 13, 2016 the note holder agreed to extend the note through June 15, 2017.The Company recorded a debt discount of $781 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $781 and $781 and accrued interest amounted to $139 and $84, respectively.

On June 18, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 18, 2016. On August 13, 2016 the note holder agreed to extend the note through June 18, 2017.The Company recorded a debt discount of $500 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $500 and $500 and accrued interest amounted to $89 and $54, respectively.

On June 26, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 26, 2016. On August 13, 2016 the note holder agreed to extend the note through June 26, 2017.The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $1,000 and $1,000 and accrued interest amounted to $176 and $106, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On June 27, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On June 30, 2015, the note holder agreed to extend the note through June 27, 2016. On August 13, 2016 the note holder agreed to extend the note through June 27, 2017.The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $4,500 and $4,500 and accrued interest amount to $792 and $476, respectively.

On July 8, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $5,000 and $5,000 and accrued interest amounted to $870 and $519, respectively.

On July 15, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 and 2014 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,726 and $1,024, respectively.

On July 17, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $6,250 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $6,250 and $6,250 and accrued interest amounted to $1,292 and $765, respectively.

On July 28, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $24,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $12,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $12,000 and $12,000 and accrued interest amounted to $4,083 and $2,398, respectively.

On August 19, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $7,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $6,875 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $6,875 and $6,875 and accrued interest amounted to $1,244 and $718, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On September 10, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $5,833 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $5,833 and $5,833 and accrued interest amounted to $1,617 and $915, respectively.

On September 30, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On September 30, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $10,000 and $10,000 and accrued interest amounted to $1,578 and $876, respectively.

On October 1, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $79 and $44, respectively.

On October 2, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $382 to a related party. The note bears interest at an annual rate of 7% and are payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.There was no beneficial conversion expense recorded as the fair value of the common stock was less than the exercise price. As of December 31, 2016 and December 31, 2015 and 2014 the Company recorded accrued interest of $60 and $33, respectively.

On October 20, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,400 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017.The Company recorded a debt discount of $2,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $2,000 and $1,890 and accrued interest of $370 and $201, respectively.

On October 22, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $6,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $5,000 and $4,699 and accrued interest amounted to $922 and $501.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On October 30, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. The Company recorded a debt discount of $9,167 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $9,167 and $8,414 and accrued interest of $1,521 and $819, respectively.

On January 5, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through January 5, 2017. The Company recorded a debt discount of $1,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $1,000 and $1,000 and accrued interest amounted to $139 and $69, respectively.

On January 20, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $85,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2017 the note holder agreed to extend the note through January 20, 2017. On March 15, 2016 note holder agreed to extend the note through December 31, 2017. The Company recorded a debt discount of $85,000 for the fair value of the beneficial conversion feature. As December 31, 2016 and December 31, 2015 the Company amortized $85,000 and $80,342 and accrued interest amounted to $11,590 and $5,624.

On February 6, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $47,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through February 6, 2017. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $47,500 and $42,685 and accrued interest amounted to $6,322 and $2,988.

On March 13, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On May 21, 2016 the note holder agreed to extend the note through March 13, 2017. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $50,000 and $40,137 and accrued interest amounted to $6,319 and $2,810, respectively.

On May 12, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $30,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through May 12, 2017.The Company recorded a debt discount of $30,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $30,000 and $19,068 and accrued interest amounted to $3,441 and $1,335, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On June 3, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 3, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $900 and $518 and accrued interest amounted to $110 and $40, respectively.

On June 9, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. The Company recorded a debt discount of $450 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $450 and $252 and accrued interest amounted to $55 and $20, respectively.

On June 9, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. The Company recorded a debt discount of $4,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $4,500 and $2,515 and accrued interest amounted to $547 and $196, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31 2015 the Company amortized $900 and $488 and accrued interest amounted to $108 and $38, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $2,700 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $2,700 and $1,457 and accrued interest amounted to $324 and $113, respectively.

On June 16, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $1,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 16, 2017. The Company recorded a debt discount of $900 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $900 and $486 and accrued interest amounted to $108 and $38, respectively.

On July 13, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $8,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through July 13, 2017. The Company recorded a debt discount of $6,375 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $6,375 and $1,834 and accrued interest amounted to $875 and $279, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On August 11, 2015, the Company received $20,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $15,000 for the fair value of the beneficial conversion feature. On August 13, 2016 the note holder agreed to extend the note through August 11, 2017. As of December 31,, 2016 and December 31, 2015 the Company amortized $15,000 and $5,507 and accrued interest amounted to $1,948 and $545, respectively.

On October 2, 2015, the Company received $1,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. These notes bear interest at 7% and are due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $750 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $750 and $185 and accrued interest amounted to $87 and $17, respectively. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On October 16, 2015, the Company received $25,000 from an accredited investor for working capital in consideration of the issuance of unsecured convertible notes. This note bears interest at 7% and is due in twelve months from issuance of the note. The note is convertible into shares of common stock at $0.20 per share, subject to adjustment and certain limitations on conversion. The Company recorded a debt discount of $18,750 for the fair value of the beneficial conversion feature. As of December 31, and December 31, 2015 the Company amortized $18,750 and $3,904 and accrued interest amounted to $2,119 and $364, respectively. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On November 17, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $50,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $47,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $47,500 and $5,466 and accrued interest amounted to $3,912 and $403, respectively. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $2,500 and $89 and accrued interest amounted to $182 and $6, respectively. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On December 18, 2015, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $27,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $27,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 and December 31, 2015 the Company amortized $27,500 and $753 and accrued interest amounted to $1,983 and $53, respectively. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On January 15, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $12,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $12,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $12,021, and accrued interest amounted to $841. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $4,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $4,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $3,496 and accrued interest amounted to $245. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On February 16, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $3,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $3,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $3,059, and accrued interest amounted to $214. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On February 17, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $4,356, and accrued interest amounted to $305. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On February 26, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $10,000 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $10,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $8,466, and accrued interest amounted to $593. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $2,048 and accrued interest amounted to $143. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On March 7, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $2,500 to a related party. The note bears interest at 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $2,500 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $2,048, and accrued interest amounted to $143. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

On April 14, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $18,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $18,975 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $13,568 and accrued interest amounted to $143. On March 15, 2017 note holder agreed to extend the note through December 31, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On July 1, 2016, the Company entered into an agreement to issue an unsecured convertible promissory note in the principal amount of $5,000 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The Company recorded a debt discount of $5,000 for the fair value of the beneficial conversion feature. As of December 31, 2016 the Company amortized $2,507, and accrued interest amounted to $175.

During the year ended December 31, 2015 the related party elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against convertible notes payable related party.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of December 31, 2016 and December 31, 2015 the Company accrued interest amounted to $25,085 and $4,027, respectively.

NOTE 7 – NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of September 30, 2016, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM Paymeon, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM Paymeon shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM Paymeon’s payment and performance obligations to SCP, HLM Paymeon has granted to SCP a security interest in all HLM Paymeon’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount.  As of December 31, 2016 the Company has a balance owed $1,885 and has amortized a total of $10,500.

On September 23, 2016, the Company entered into demand note in the amount of $5,000. The Company is obligated to repay the holder a total of $6,333 after 30 days. During the year ended December 31, 2016 the Company repaid a total of $5,000. Accrued interest at December 31, 2016 amounted to $1,333.

NOTE 8 – PURCHASE ORDER FINANCING

On August 17, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby Paymeon Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $10,000 of the deferred finance charge. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock as$0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore the Company recorded a $469,665 loss on conversion of debt.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On September 9, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby Paymeon Brands sold $20,000 of current purchase orders in exchange for $15,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $5,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $5,000 of the deferred finance charge and repaid $5,000.  On December 15, 2016 the holder converted the remaining balance of $20,000 into 1,142,849 shares of common stock as$0.0175 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore the Company recorded a $608,567 loss on conversion of debt.

NOTE 9 – PURCHASE ORDER FINANCING RELATED PARTY

On September 14, 2016, Paymeon Brands, Inc. entered into a purchase order purchase and sale agreement with a related party, whereby Paymeon Brands sold $5,000 of current purchase orders in exchange for $4,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $1,000 of the deferred finance charge.

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

For the years ended December 31, 2016 and 2015 recorded a salary expense of $175,000 and $175,000, respectively. Accrued compensation at December 31, 2016 and December 31, 2015 was $463,730 and $286,572, respectively (See Note 13).

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company has not been able to pay its outstanding rent obligation and the landlord has accelerated all rent obligations due under the lease agreement. The Company has been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at December 31, 2016 are as follows:

2017	$67,410
2018	67,410
2019	67,410
2020	33,705
Total minimum lease payments	$235,935

Total rent expense for the year ended December 31, 2016 and 2015 amounted to $65,410 and $11,798, respectively.

Through its wholly-owned subsidiary, Paymeon Brands, the Company launched a “crowd sourcing” campaign through the online platform known as Indiegogo. The Company intended to crowd source donations for the development of a new, electrically powered tricycle known as the “eChariot.” As part of the campaign, the Company was required to establish a “minimum goal” of donations for its funding requirements. The Company set a minimum goal target for donations of $25,000. The Company surpassed its goal during the quarter and on October 3, 2016 and October 31, 2016, received approximately $25,000 from Indiegogo (after deducting platform and transaction fees). The Company is currently deciding if it will move forward with this endeavor. If not it will repay the amounts received.

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

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). As of December 31, 2016 and December 31, 2015, the Company has expensed $382,500 and $44,331 and has a prepaid expense of $0 and $103,169, respectively.

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

AS OF DECEMBER 31, 2016

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

On June 10, 2016, the PayMeOn Brands entered into a legal services agreement. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) in consideration of the services to be provided under the agreement. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants. As of December 31, 2016 Company has expensed $27,945 and has a prepaid balance of $22,055.

On August 16, 2016, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $15,000 ($0.20 per share).

On August 18, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

On October 17, 2016, the Company issued 100,000 shares of common stock valued at $32,000 ($0.32 per share) to a consultant that will provide various marketing and operations services to the Company. The consulting agreement is for a term of one year and contains standard confidentiality and non-solicitation provisions. The term of the agreement is for one year. As of December 31, 2016 the Company expensed $6,575 and has a prepaid balance of $25,425.

On November 14, 2016, the Company sold a total of 12,500 shares to an accredited investor for proceeds of $2,500 ($0.20 per share).

On December 15, 2016 the holder of $16,500 of purchase order financing converted the balance into 883,936 shares of common stock at a price of $0.0187 per share and $20,000 of purchase order financing and a $5,000 note payable converted the balance into 1,142,849 shares of common stock at a price of 0.0175 per share. The Company recognized a loss of $1,078,232 which was the difference of the stock price of $0.50 on the date of conversion. See note 8.

On December 21, 2016, the Company issued 30,000 shares of common stock valued at $15,000 ($0.50 per share) to a consultant for legal services.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On December November 29, 2016, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $33,000 ($0.165 per share).

NOTE 12 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the years ended December 31, 2016 and December 31, 2015 and the related changes during these periods are presented below.

Stock Options and Warrants

	Number of Options And Warrants	Weighted Average Exercise Price

Balance at December 31, 2014	380,225	$7.23
Granted	—	—
Exercised	—	—
Expired	(181,160)	12.89

Balance at December 31, 2015	199,065	$2.06
Granted	4,040,000.51
Exercised	—	—
Expired	(31,884)	12.82
Balance at December 31, 2016	4,207,181	$.49

As of December 31, 2016 there are 4,167,181 options and warrants that are vested.

The Company's stock price was lower than the weighted average exercise price at December 31, 2016 and 2015, therefore there is no aggregate intrinsic value of the options and warrants.

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

On February 25, 2016, Mr. Vincent L. Celentano was appointed to the Board of Directors of the Company. In conjunction with his appointment, the Company issued Mr. Celentano an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 25, 2023. In addition, the Company appointed Edward A. Cespedes to be its Chairman of the Board of Directors. In conjunction with his appointment, Edward A. Cespedes was issued an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 153%, risk free interest rates of .78% based on expected life of 2 years.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On February 25, 2016, the Company issued two consultants options to acquire 1,000,000 shares of the Company’s common stock each. The options were fully vested at issuance and have a strike price of $0.51 per share and expire February 25, 2023. In addition, based on consulting agreements, consultants may be entitled to additional compensation based on net income or net sales criteria. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 29, 2023. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 153%, risk free interest rates of .78% based on expected life of 2 years.

On February 29, 2016, the Company issued stock options to acquire a total of 40,000 shares of the Company’s common stock to three employees. The options have a strike price of $0.51 per share and expire on March 1, 2021. The options vest 25% per year over 4 years beginning on March 1, 2017. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 153%, risk free interest rates of .78% based on expected life of 2 years.

During the year ended December 31, 2016 total stock option expense amounted to $1,138,842.

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

For the years ended December 31, 2016 and 2015 recorded a salary expense of $175,000 and $175,000, respectively. Accrued compensation at December 31, 2016 and December 31, 2015 were $463,730 and $286,572, respectively (See Note 10).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

As of December 31, 2016 and December 31, 2015, the Company’s Chief Executive Officer was owed $56,635 and $23,238 for amounts he paid on behalf of the Company.

See Note 5 for Convertible Notes Payable Related Party, Note 9 for Purchase Order Financing Related Party and Note 12 for issuance of stock options to related parties.

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

	Year Ended
	December 31,
	2016	2015

Revenues:
Service revenue, net	$—	$6,502
Product sales clothing, net	102,186	—
Product sales bicycles	292,033	168,654
Total Revenues	$394,219	$175,156

Cost of goods sold:
Service revenue	$—	$—
Clothing	66,836	—
Bicycles	187,386	101,386
Total cost of goods sold	$254,222	$28,748

Gross Profit:
Service revenue	$—	$6,502
Clothing	35,350	—
Bicycles	104,647	67,268
Total Gross Profit	$139,997	$73,770

As of December 31, 2016, the Company had inventory of bicycles and clothing $11,916 and $0, respectively.

NOTE 15 – CONCENTRATIONS

For the year ended December 31, 2016, one customer amounted to74% of the product sales - clothing and one vendor accounted for100% of cost of goods – clothing. One vendor an affiliate entity accounted for 13% of the cost of goods sold - bicycles.

For the year ended December 31, 2015, no customer accounted for more than 10% of sales.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE 16 – SUBSEQUENT EVENTS

On January 30, 2017, the Company granted 200,000 stock options with an exercise price of $.25 to a consultant. The options expire 7 years from the date of issuance.

On February 2, 2017, the Company sold a total of 349,800 shares to an accredited investor for proceeds of $34,980 ($0.10 per share).

On February 2, 2017, the Company sold a total of 250,000 shares to an accredited investor for proceeds of $25,000 ($0.10 per share).

On February 16, 2017, the Company sold a total of 200,000 shares to two accredited investor for proceeds of $25,000 ($0.125 per share).

On February 19, 2017, the Company sold a total of 322,857 shares to an accredited investor for proceeds of $56,500 ($0.175 per share).

On February 21, 2017, the Company entered into and completed a membership interest purchase agreement to acquire 100.0% of the membership interests of Rockstar Acquisitions, LLC (“Rockstar”).  Rockstar was organized under the laws of the State of Florida in November 2016. Rockstar leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar.  Our Chairman and CEO, Edward A. Cespedes and our Director and largest individual shareholder, Vincent L. Celentano, are the Managing Members of Rockstar.  In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar.  For accounting purposes the transactions are recorded at their historical cost. As part of this agreement Rockstar entered into a letter agreement with Raw Materials Corp and Raw Energy Materials, Corp. (“RAW”).  The letter agreement called for, among other things, Rockstar to purchase equipment for $400,000, and when given notice in writing by RAW, to purchase additional equipment within 10 business days of receiving the notice.  Rockstar’s approximate total obligation was approximately $3 million. On April 19, 2017, Rockstar received written notice from RAW to purchase the additional equipment. To date, Rockstar has funded approximately $260,000 towards the purchase of equipment.  As of April 20, 2017, Paymeon, and its affiliates, including Rockstar, has secured a commitment for equipment debt financing in the amount of $600,000.  Paymeon and its affiliates, including Rockstar, is currently in the process of pursuing additional financing to meet Rockstar’s obligation.  There is no guarantee that we will be able to obtain the additional financing.

On March 7, 2017, the Company sold a total of 300,000 shares to an accredited investor for proceeds of $60,000 ($0.20 per share).

On March 17, 2017, the Company sold a total of 39,920 shares to an accredited investor for proceeds of $9,980 ($0.25 per share).

On March 17, 2017, the Company sold a total of 800,000 shares to an accredited investor for proceeds of $200,000 ($0.25 per share).

On March 17, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share).

On March 17, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share).

On March 17, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share).

On March 19, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

On March 23, 2017, the Company entered into a line of credit to purchase equipment in the amount up to $600,000. The line bears interest at a rate of 7.5%. The Company will repay loan over 60 months.

On March 24, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share).

On March 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share).

On April 4, 2017, a consultant exercised previously issued stock options of 167,181 with an exercise price of $.10

On April 5, 2017, the Company sold a total of 52,000 shares to an accredited investor for proceeds of $13,000 ($0.25 per share).

On April 5, 2017, the Company issued 250,000 shares of common stock to a newly appointed Director.

On April 10, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

On April 11, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).