Form 10-Q
period 2017-03-31
PayMeOn, Inc.
filed 2017-10-26
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-53574

———————

PayMeOn, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	20-4959207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2688 NW 29th Terrace, Oakland Park, Florida  33311

(Address of Principal Executive Office) (Zip Code)

(844) 422-7258

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 24, 2017
Common Stock, $0.001 Par Value Per Share	121,315,800

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$107,718	$88,338
Inventory	409,421	11,916
Prepaid expenses	28,142	48,362
Other current assets	826	1,194
TOTAL CURRENT ASSETS	546,107	149,810

LONG TERM ASSETS
Licensing agreements, net	484,932	497,260
Fixed assets, net	2,247	227,397
Deposits	510,000	12,397
	997,179	737,054
TOTAL ASSETS	$1,543,286	$886,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$361,946	$346,523
Accounts payable - related party	250,000	500,000
Due to related party	50,132	56,635
Customer deposits	21,400	34,634
Accrued expenses	1,127,024	1,058,446
Notes payable	2,000	2,000
Purchase order financing	—	1,885
Purchase order financing - related party, net	4,000	4,000
Current portion of note payable – convertible	—	300,000
Notes payable related party- convertible (net of discount and notes receivable of $100,134 and $223,125 respectively)	610,964	600,414
TOTAL CURRENT LIABILITIES	2,427,466	2,904,537

Note payable - convertible, net of current portion	300,000	—

TOTAL LIABILITIES	2,727,466	2,904,537

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 115,662,819 and 97,680,261 shares issued and outstanding, respectively as of March 31, 2017 and December 31, 2016	115,663	97,680
Additional paid in capital	11,789,753	10,174,836
Accumulated deficit	(13,089,596)	(12,290,189)
TOTAL STOCKHOLDERS' DEFICIT	(1,184,180)	(2,017,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,543,286	$886,864

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Revenue
Service revenue	$—	$—
Products sales - bicycles	11,032	89,620
Total revenue	11,032	89,620

Cost of products sold - bicycles	7,507	45,581
Total cost of goods sold	7,507	45,581

Gross Profit	3,525	44,039

OPERATING EXPENSES
Professional fees	85,603	14,115
Payroll and related taxes	65,659	52,057
Consulting	192,540	742,402
General and administrative	205,099	661,518
Total operating expenses	548,901	1,470,092

NET LOSS FROM OPERATIONS	(545,376)	(1,426,053)

OTHER EXPENSES
Loss on disposal of fixed assets	(221,328)	—

Interest expense	(32,703)	(85,428)
Total other expenses	(254,031)	(85,428)

Net loss before provision for income taxes	(799,407)	(1,511,481)

Provision for income taxes	—	—

NET LOSS	$(799,407)	$(1,511,481)

Net loss per share - basic and diluted	$(0.01)	$(0.11)

Weighted average number of shares outstanding - basic and diluted	104,759,382	13,265,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(799,407)	$(1,511,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,219	16,380
Amortization of licenses	12,328	—
Amortization of debt discount	10,550	64,113
Loss on leasehold and deposits	221,328	—
Warrants and options issued for services	1,056	1,134,039
Common stock issued for services	40,383	125,649
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	20,220	(882)
(Increase) decrease in inventory	(397,505)	9,439
Increase in deposits	(510,000)	(3,598)
Decrease in other assets	368	—
Increase in interest receivable - related party
Decrease in accounts payable - related party	(250,000)	(2,543)
Increase in customer deposits	(13,234)	—
Increase in accounts payable and accrued expenses	84,002	23,118
Net Cash Used In Operating Activities	(1,563,692)	(145,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	—	(2,161)
Net Cash Used In Investing Activities	—	(2,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(6,503)	(20,665)
Repayment of purchase order funding	(1,885)	—
Proceeds from notes payable related party – convertible	—	40,000
Sale of common stock	1,591,460	90,000
Net Cash Provided By Financing Activities	1,583,072	109,335

NET INCREASE (DECREASE) IN CASH	19,380	(38,592)
CASH BEGINNING OF PERIOD	88,338	50,243
CASH AT END OF PERIOD	$107,718	$11,651

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

During the three months ended March 31, 2016, the Company received $40,000 from a related party in consideration for convertible notes payable of $40,000 with the beneficial conversion feature valued at $40,000.

During the three months ended March 31, 2016, the Company issued 500,000 shares of common stock valued at $235,000 ($0.47 per share) in consideration for prepaid consulting services.

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. As of December 31, 2016 Rockstar had 80,500,000 membership units outstanding. For accounting purposes the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Rockstar are the same and control the activities of the respective companies. As of December 31, 2016 the Company acquired cash of $77,997, licenses net of amortization of $497,260, accounts payable of $12,585 and accounts payable related - related party of $500,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2017 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

On March 16, 2011 PayMeOn, Inc., a Nevada corporation organized on May 30, 2006 (the "Company") completed its agreement and plan of merger (the "Merger Agreement") to acquire Hyperlocal Marketing, LLC, a Florida limited liability company ("Hyperlocal"), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of the Company common stock, which equals approximately 50.1% of the total shares of the Company issued and outstanding following the merger on a fully diluted basis. In accordance with Accounting Standard Codification (“ASC”) Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition. Hyperlocal is considered the accounting acquirer and the acquire is the Company since the members of Hyperlocal obtained voting and management control of the Company and the transaction has been accounted for as a reverse merger and recapitalization.

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

During the first quarter of 2016, the Company formed a new subsidiary, Paymeon Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to develop and leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

On April 19, 2016, the Company’s wholly-owned subsidiary, Paymeon Brands, Inc., entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc”. The agreement provides for Paymeon Brands and Butler organizing a new entity equally owned by the parties. As of March 31, 2017 and December 31, 2016 the parties have not formally reached an agreement.

On October 16, 2016, the Company formed a new, wholly-owned company called Xtreme Fat Tire Bike Holdings, LLC (“Xtreme”). The Company was formed to pursue potential development of the “fat tire” segment of the electric bikes market. To date, Xtreme has had no material operations.

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC (“Rockstar”). Rockstar d/b/a Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. For accounting purposes the transaction is recorded at historical cost in accordance with ASC 805-50-25-2 as this is considered an acquisition of entities under common control as the Board of Directors of the Company and of Rockstar are the same and control the activities of the respective companies.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, Hyperlocal Marketing, LLC, PayMeOn Brands, Inc, HLM PayMeOn, Inc. Xtreme Fat Tire Bike Holdings. LLC, and Rockstar Acquisitions, LLC All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2017, the Company has an accumulated deficit of $13,089,596, a working capital deficiency of $1,881,359 and used cash in operations of $1,563,692 for the three months ended March 31, 2017. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

The acquisition of Rockstar and commencement of production related to the products we will produce will require substantial additional investment in plant and equipment. In addition, we will have to invest substantial sums in the creation of a sales and marketing program designed to introduce our products to the industry.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of March 31, 2017.

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

(C) Fair value measurements and Fair value of Financial Instruments

The Company adopted Financial Accounting Standard Board (“FASB”) ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of December 31, 2016 and March 31, 2017 the Company has no accounts receivable and therefore the Company has not recorded an allowance for bad debts.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of December 31, 2016 and March 31, 2017 the Company has not recorded an allowance for the valuation of the inventory or inventory obsolescence.

(F) Fixed assets

Fixed assets consist of computer equipment, leasehold improvements and website costs which are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three to five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of computer equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

Fixed assets consist of the following:

	March 31, 2017	December 31, 2016

Computer equipment	$6,724	$6,724
Leasehold improvements	—	300,000
Website development	24,775	24,775

Total	31,499	331,499
Accumulated depreciation	(29,252)	(104,102)
Balance	$2,247	$227,397

During the three months ended March 31, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $208,931. Depreciation expense for three months ended March 31, 2017 and 2016 was $16,219 and $16,380 respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of to April 22, 2018. The interest rate on the PDQ Auctions Note was also increased to 10% per annum. The modifications to the debt will be reflected as a material modification in the Company’s quarter ended September 30, 2017.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 4,407,181 and 199,065 shares issuable upon the exercise of options and 3,739,7984 and 2,000,000 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended March 31, 2017 and 2016, respectively.

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

(K) Cost of Sales

Components of cost of sales include product costs and shipping costs to customers.

(L) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(M) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(N) Segment information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments for the three months ended March 31, 2016 based on the activities of the company in accordance with the ASC 280-10. We had three operating segments at March 31, 2017:

•

We sell electric bicycles and related products

•

We develop, market, manage and monetize apparel lifestyle brands and products on an opportunistic basis

•

We manufacture, market and sell concrete reinforcement products made from basalt fiber through our recent acquisition of Rockstar

With respect to Rockstar, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. Rockstar was organized under the laws of the State of Florida in November 2016. Rockstar leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company does not believe that this amendment will impact the financial position or results of its operations.

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer should adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company s assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or operating results

NOTE 4 – ACQUISITION OF ROCKSTAR

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. As of December 31, 2016 Rockstar had 80,500,000 membership units outstanding. For accounting purposes the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Rockstar are the same and control the activities of the respective companies.

As the acquisition of Rockstar was deemed to be a transaction between entities under common control, the assets and liabilities were transferred at the historical cost of Rockstar with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period ended December 31, 2016 that were controlled by the previous owners of the Company.

The Company recorded the acquisition of Rockstar as following:

The Company consolidated the total assets and liabilities of Rockstar. Since the consolidation was done retrospectively, the Company adjusted the beginning balance of the following accounts to include balances as if the transaction occurred on November 18, 2016 (Inception). Set forth below is the Paymeon balance sheet as previously filed for the fiscal year ended December 31, 2016, the net effect of the acquisition and the net effect at December 31, 2016, after the acquisition.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Paymeon, Inc.
	As Previously	Net effect of	Net effect after
	Filed	Acquisitions	Acquisitions
ASSETS

CURRENT ASSETS
Cash	$10,341	$77,997	$88,338
Inventory	11,916	—	11,916
Prepaid expenses	48,362	—	48,362
Other current assets	1,194	—	1,194
TOTAL CURRENT ASSETS	71,813	77,997	149,810

LONG TERM ASSETS
Licensing agreements, net	—	497,260	497,260
Fixed assets, net	227,397	—	227,397
Deposits	12,397	—	12,397
	239,794	497,260	737,054

TOTAL ASSETS	$311,607	$575,257	$886,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$333,938	$12,585	$346,523
Accounts Payable - related party	—	500,000	500,000
Due to related party	56,635	—	56,635
Customer deposits	34,634	—	34,634
Accrued expenses	1,058,446	—	1,058,446
Notes Payable	2,000	—	2,000
Purchase order financing	1,885	—	1,885
Purchase order financing - related party, net	4,000	—	4,000
Note payable – convertible	300,000	—	300,000
Notes Payable related party- convertible	600,414	—	600,414
TOTAL CURRENT LIABILITIES	2,391,952	512,585	2,904,537

NOTE PAYABLE – CONVERTIBLE	—	—	—

TOTAL LIABILITIES	2,391,952	512,585	2,904,537

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 17,180,422 and 97,680,422 shares issued and outstanding, respectively pre and post-acquisition	17,180	80,500	97,680
Additional paid in capital	9,666,562	508,274	10,174,836
Accumulated deficit	(11,764,087)	(526,102)	(12,290,189)
TOTAL STOCKHOLDERS' DEFICIT	(2,080,345)	62,672	(2,017,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$311,607	$575,257	$886,864

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 5 - NOTES PAYABLE RELATED PARTY - CONVERTIBLE

		March 31,	December 31,
		2017	2016

Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	110,691	110,691
Note Payable related party - convertible @ $0.20 per share	(c)	239,975	239,975
Note Payable related party - convertible @ $0.30 per share	(d)	184,382	184,382
Total		700,548	700,548

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		(1,857)	(12,407)

Total		$610,964	$600,414

———————

(a)

The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $165,500 of the debt discount. Accrued interest at March 31, 2017 and December 31, 2016 amounted to $49,355 and $46,499, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018.

(b)

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. As of March 31, 2017 and December 31, 2016 the Company amortized $90,416 and $90,416 and accrued interest amounted to $20,407 and $18,496, respectively.

(c)

The Company entered into various unsecured convertible promissory note in the principal amount of 239,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. As of March 31, 2017 and December 31, 2016 the Company amortized $217,700 and $217,700 and accrued interest amounted to $23,552 and $19,410, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(d)

The Company entered various unsecured convertible promissory notes in the principal amount of $184,382 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. As of March 31, 2017 and December 31, 2016 the Company amortized $182,525 and $171,975 and recorded accrued interest of $27,692 and $24,510, respectively.

(e)

On January 20, 2015, the Company received a 7% unsecured promissory note in the principal amount of $75,000 (the “Note Receivable”) from Prodeco Technologies, LLC, an affiliated entity. The note was payable January 20, 2018. The note holder was required to pay interest in the amount of $1,312 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,761 to Prodeco Technologies, LLC under the same terms due on February 8, 2018. For the year ended December 31, 2015 the Company has $2,967 of interest income. During the year ended December 31, 2015 Prodeco Technologies, LLC, a related party, elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against the notes payable - related party - convertible.

NOTE 6 – NOTE PAYABLE - CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of March 31, 2017 and December 31, 2016 accrued interest amounted to $30,263 and $25,085, respectively. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt will be reflected as a material modification in the Company’s quarter ended September 30, 2017.

NOTE 7 – NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of March 31, 2017, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM Paymeon, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM Paymeon shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM Paymeon’s payment and performance obligations to SCP, HLM Paymeon has granted to SCP a security interest in all HLM Paymeon’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount. As of March 31, 2017 and December 31, 2016 the Company has a balance owed $0 and $1,885, respectively and has amortized a total of $10,500.

On September 23, 2016, the Company entered into demand note in the amount of $5,000. The Company is obligated to repay the holder a total of $6,333 after 30 days. Accrued interest at March 31, 2017 and December 31, 2016 amounted to $691 and $362, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – PURCHASE ORDER FINANCING

On August 17, 2016, Paymeon Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby Paymeon Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $10,000 of the deferred finance charge. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock as $0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore the Company recorded a $469,665 loss on conversion of debt. As of March 31, 2017 and December 31, 2016 the Company had a balance of $0 and $1,885 outstanding, respectively.

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

NOTE 9 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, Paymeon Brands, Inc. entered into a purchase order purchase and sale agreement with a related party, whereby Paymeon Brands sold $5,000 of current purchase orders in exchange for $4,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $1,000 of the deferred finance charge. As of March 31, 2017 and December 31, 2016 the Company has a balance outstanding of $4,000 and $4,000, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Contracts

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

For the three months ended March 31, 2017 and 2016 recorded a salary expense of $43,750 and $43,750, respectively. Accrued compensation at March 31, 2017 and December 31, 2016 was $491,980 and $463,760, respectively (See Note 13).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of March 31,2017 and December 31, 2016 the Company had accrued $35,880 and $31,325 of interest associated with the judgment.

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The premises are used to operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617 and an additional 5 year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ Auctions, LLC a convertible note payable in the amount of $300,000 (See Note 6). During the three months ended March 31, 2017 the Company vacated the location due to the fact that it was unable to be used to support our retail operations as a result of a car accident in December, 2016. In conjunction with the accident, the landlord informed the Company that it would no longer be expected to be responsible for amounts due under the lease from the time of the accident forward. Accordingly, we have not accrued any amounts due under the lease in our financial statements since the time of the accident. The Company is pursuing legal action against the driver, whom we believe was insured, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On March 31, 2017, the Company entered into a lease agreement for manufacturing and general office facilities located at 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311. The facility is for approximately 12,921 square feet. The lease is for six separate six month terms. The Company has the right to terminate the lease at the end of each term by providing the landlord with 60-days’ notice prior to the end of any of the six-month terms. Lease payments are approximately $11,520 per month during the first two terms of the lease and rise to approximately $12,450 per month during the last two terms of the lease.

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at March 31, 2017 are as follows:

2017	$103,676
2018	142,343
2019	147,986
2020	37,353
Total minimum lease payments	$431,358

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

Crowd Funding

Through its wholly-owned subsidiary, Paymeon Brands, the Company launched a “crowd sourcing” campaign through the online platform known as Indiegogo. The Company intended to crowd source donations for the development of a new, electrically powered tricycle known as the “eChariot.” As part of the campaign, the Company was required to establish a “minimum goal” of donations for its funding requirements. The Company set a minimum goal target for donations of $25,000. The Company surpassed its goal during the quarter and on October 3, 2016 and October 31, 2016, received approximately $25,000 from Indiegogo (after deducting platform and transaction fees). The Company decided to refund all amounts collected. All amounts have been refunded.

Royalty

On October 7, 2016, legal representatives of Remrylie Licensing, Inc. asked one of the Company’s retail customers to cease and desist from selling items related to Christopher "Notorious BIG" Wallace's image on Paymeon Brands’ behalf. Remrylie, owner of the exclusive right to market Notorious BIG's image, claimed that Paymeon Brands did not have the right to sell certain items it was selling through its retail customer. While we believe that the claims were without merit, we decided to cooperate and allow our retail customer to remove the items in question. On November 29, 2016 the Company and Remrylie Licensing, Inc., agreed to settle their dispute over royalty payments for sales of merchandise related to the estate of Notorious BIG. The Company agreed to pay $7,000 and the Parties mutually agreed to end the dispute and mutually indemnify each other. The Company does not expect to engage in any sales related to the estate of Notorious BIG in the future.

Rockstar and RAW

On February 21, 2017, the Company assumed certain obligations in conjunction with its acquisition of Rockstar, including:

On December 11, 2016, Rockstar entered into a License Agreement with Raw Energy Materials Corp (“RAW”) for exclusive rights for use of certain intellectual property associated with the production of certain concrete reinforcement products for the construction industry. The License Agreement provided for Rockstar to have exclusive rights for use of the intellectual property in conjunction with product sales for the State of Florida, the Caribbean Islands (excluding Cuba), and Peru (“Licensed Territory”). In addition, Rockstar had purchase rights on a “Right of First Refusal” basis for areas outside the Licensed Territory. The License Agreement required that Rockstar purchase goods used in its production of the products from RAW or its affiliates for a purchase price equal to RAW’s gross-cost plus five percent. In addition, RAW or its affiliates were entitled to sales commissions for any sales of products generated within Rockstar’s Licensed Territory according to the following commission schedule:

RAW generated sales within the Licensed Territory	RAW Commission
Up to $1,000,000	5%
$1,000,001 to $2,000,000	4%
$2,000,001 to $3,000,000	3%
$3,000,001 to $4,000,000	2%
$4,000,001 +	1%

As of December 31, 2016 and March 31, 2017, there were no amounts due for product sales, nor sales commissions due to RAW or its affiliates.

On January 15, 2017, the Company entered into a consulting agreement with RAW, LLC to conduct research, development and related services for the Company in exchange for $10,000 per month. The agreement has a term of 5 years and contains standard representations, warranties and indemnifications.

On January 15, 2017, the Company entered into a consulting agreement with Yellow Turtle Design, LLC to conduct graphic arts design and various other computer aided design (CAD) services for the Company in exchange for $5,000 per month. The agreement has a term of 5 years and contains standard representations, warranties and indemnifications.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

First Amendment to License Agreement Between Rockstar and RAW

On January 5, 2017, Rockstar entered into a First Amendment to License Agreement (“First Amendment”) whereby in addition to the State of Florida, the Caribbean Islands (excluding Cuba) and Peru, Rockstar expanded its Licensed Territory to include the continental United States in exchange for a $500,000 Option Fee and certain other obligations (further detailed in a Post-Closing Letter Agreement). The First Amendment provides certain operational parameters that Rockstar must meet by July 1, 2018 in order to maintain its exclusivity within the Licensed Territory. The Option Fee was paid to RAW on January 11, 2017. The First Amendment also entitles RAW to receive 4% of the total gross sales of Rockstar’s business operations within the Licensed Territory.

As of March 31, 2017, and through the date of this filing, there were no amounts due under the percentage of gross sales obligations to RAW or its affiliates.

Post-Closing Letter Agreement

On January 5, 2017, Rockstar and RAW entered into a Post-Closing Letter Agreement (“Letter Agreement) that detailed, among other things, financial obligations of Rockstar in addition to the Option Fee. Under the Agreement, Rockstar’s financial obligations total $3,010,000. Approximately $960,000 of the obligations were met during the first quarter of 2017. An additional $540,000 of the obligations were met during the second quarter 2017. An additional $420,000 of the obligations have been met during the third quarter 2017.

As of March 31, 2017, Rockstar had a remaining obligation of $2,050,000. As of June 30, 2017, Rockstar had a remaining obligation of $1,510,000. As of the date of this filing, Rockstar’s remaining obligation is $1,090,000. The obligations are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr
Finished Inventory	400,000	1st Qtr
Raw Materials, Misc	60,000	1st Qtr
Equipment, Misc tools	50,000	2nd Qtr
Rebar Mfg Machines	400,000	2nd Qtr
Addl Rebar Mfg Machines	1,600,000	3rd Qtr - partially met

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided proceeds of $483,750 which was used for the purchase of inventory from May to August 2017. Operations are expected to commence during the 4th quarter, 2017. The Company will own 55.3% of the joint venture and the investors will own 44.7% of the joint venture.

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with an accredited investor ($187,500 paid by investor for the purchase of inventory) for the management of Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. The Joint Venture will commence operations during the 4th quarter, 2017. The Company will own 50% of the Joint Venture.

NOTE 11 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001, and up to 5,000,000 shares of preferred stock, the designations and attributes of the preferred stock are subject to the future determination by the Company's board of directors. The Company has not issued any preferred shares.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

On January 5, 2015 the Company sold a total of 50,000 shares to an individual for proceeds of $17,500 ($0.35 per share).

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). On June 10, 2016, the Company entered into a legal services consulting agreement, whereby consultant agrees to provide legal review of certain retail agreements for the Company on an “as needed” basis. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) the fair market value on the date of issuance. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants. On October 12, 2016 the Company issued 100,000 shares of common stock valued at $32,000 ($0.32 per share) the fair market value on the date of issuance to a consultant for services. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants As of March 31, 2017 and December 31, 2016 Company has expensed $392,910 and $372,690 and has a prepaid expense of $27,260 and $47,480, respectively.

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

On February 21, 2017, the Company entered into and completed a membership interest purchase agreement to acquire 100.0% of the membership interests of Rockstar. Rockstar was organized under the laws of the State of Florida in November 2016. Rockstar leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Our Chairman and CEO, Edward A. Cespedes and our Director and largest individual shareholder, Vincent L. Celentano, are the Managing Members of Rockstar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. For accounting purposes the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Rockstar are the same and control the activities of the respective companies.

As part of this agreement Rockstar entered into a letter agreement with Raw Materials Corp and RAW.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

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

NOTE 12 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the three months ended March 31, 2017 and the related changes during these periods are presented below.

Stock Options

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2016	4,207,181	$.49
Granted	200,000.25
Exercised	—	—
Expired	—	—
Balance at March 31, 2017	4,407,181	$.48

As of March 31, 2017 and December 31, 2016 there are 4,167,181 options and warrants that are vested.

The Company's stock price was lower than the weighted average exercise price at March 31, 2017 and December 31, 2016, therefore there is no aggregate intrinsic value of the options and warrants.

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share. The options vest immediately. The options expire on April 16, 2017. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of .87%, an expected life of 3 years. On April 4, 2017, a consultant exercised stock options of 167,181 with an exercise price of $.10 for $16,718.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

On January 30, 2017, the Company issued stock options to acquire a total of 200,000 shares of the Company’s common stock to three employees. The options have a strike price of $0.25 per share and expire on January 30, 2024. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 188%, risk free interest rates of 1.19% based on expected life of 2 years.

During the three months ended March 31, 2017 and 2016 total stock option expense amounted to $1,056 and $1,134,039, respectively.

NOTE 13 – RELATED PARTIES

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

For the three months ended March 31,2017 and 2016 the Company recorded salary expense of $43,750 and $43,750, respectively. Accrued compensation at March 31, 2017 and December 31, 2016 and December 31, 2015 was $491,980 and $463,7602, respectively (See Note 10).

As of March 31, 2017 and December 31, 2016, the Company’s Chief Executive Officer was owed $50,132 and $56,635 for amounts he paid on behalf of the Company.

See Note 5 for Convertible Notes Payable Related Party, Note 9 for Purchase Order Financing Related Party, Note 10 for Commitments involving Related Parties and Note 12 for issuance of stock options to related parties.

NOTE 14 – SEGMENTS

The Company follows the provisions of ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of March 31, 2017, and for the three months ended March 31, 2017 and 2016, the Company operated in three and two segments, respectively. Our Chief Executive Officer acts as our Chief Operating Decision Maker for the segment disclosures. Our operating segments include one that sells electric bicycles and related products made by other manufacturers, Paymeon Brands, Inc., is in the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments. The Company formed a new subsidiary on February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. Rockstar was organized under the laws of the State of Florida in November 2016. Rockstar leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rebar sales, net	$—	$—
Product sales clothing, net	—	—
Product sales bicycles	11,032	89,620
Total revenues	$11,032	$89,620

Cost of goods sold:
Rebar	$—	$—
Clothing	—	—
Bicycles	7,507	45,581
Total cost of goods sold	$7,507	$45,581

Gross Profit (Loss):
Rebar	$—	$—
Clothing	—	—
Bicycles	3,525	44,039
Total Gross Profit (Loss)	$3,525	$44,039

Segment Depreciation:
Rebar	$—	$—
Clothing	—	—
Bicycles	16,219	16,380
Total Segment Depreciation	$16,219	$16,380

Segment intangible assets:
Rebar	$484,932	$—
Clothing	—	—
Bicycles	—	—
Total Intangible Assets	$484,932	$—

Segment assets:
Rebar	$1,396,132	$—
Clothing	—	—
Bicycles	147,154	359,011
Total Segment Assets	$1,543,286	$359,011

As of March 31, 2017 and December 31, 2016, the Company had inventory of bicycles and clothing $9,421 and $11,916 and $0, respectively and rebar of $400,000 and $0, respectively.

NOTE 15 – CONCENTRATIONS

For the three months ended March 31, 2016 no customer amounted to 10% or greater of the product sales and 22% of cost of goods sold were acquired from an affiliate entity.

For the three months ended March 31, 2017 three customers amounted to 58% (23%, 23% and 13%) of product sales and one vendor amounted to 100% of cost of goods sold of clothing.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

On April 4, 2017, a consultant exercised previously issued stock options of 167,181 with an exercise price of $.10 for $16,718.

On April 5, 2017, the Company sold a total of 52,000 shares to an accredited investor for proceeds of $13,000 ($0.25 per share).

On April 5, 2017, the Company issued 250,000 shares of common stock to a newly appointed Director. The Company valued the shares at $125,000, the value of the common stock on the date of the agreement.

On April 12, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

On April 12, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

On May 4, 2017, the Company sold a total of 170,000 shares to a Related Party for proceeds $42,500 ($0.25 per share).

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 1018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice.

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 250,000 restricted common shares and agreed to issue additional 250,000 restricted common share increments quarterly on October 1, 2017, January 1, 1018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice.

On June 12, 2017, the Company sold a total of 15,000 shares to an accredited investor for proceeds of $3,750 ($0.25 per share).

On June 13, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 13, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 27, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 30,000 shares for a strike price of $0.40 and three-year warrants to acquire 30,000 shares for a strike price of $0.60 per share

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

On June 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 29, 2017, a related party converted $369,528 of convertible notes issued from 2014 to 2016 to 2,248,620 restricted common shares. The dollar amount included $323,048 of principal and $46,480 of accrued interest.

On June 30, 2017, the Company sold a total of 215,000 shares to a Related Party for proceeds of $53,750 ($0.25 per share).

On June 30, 2017, the Company sold a total of 250,000 shares to an accredited investor for proceeds of $250,000.

On July 1, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 1018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice.

On July 18, 2017, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $18,750 ($0.25 per share).

On July 24, 2017, the Company entered into a consultant agreement with a consultant to provide sales development services. Upon entering into the agreement, the Company issued the consultant 100,000 restricted common shares valued at $29,000 ($0.29.per share). The term of the agreement is for a period of 12 months.

On August 11, 2017, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On August 9, 2017, the Company entered into a Secured Promissory Note and General Collateral Assignment and Security Agreement with a third-party lender in the amount of $200,000. The Note bears interest at a rate of 10% per annum and is repayable 90 days from its inception and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company.

On August 14, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 100,000 shares for a strike price of $0.40.

On August 18, 2017, the Company sold a total of 150,000 shares to an accredited investor for proceeds of $37,500 ($0.25 per share).

On September 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On September 22, 2017, the Company issued a total of 200,000 shares in conjunction with an extension of a $300,000 principal amount Convertible 7% per annum Note (“Note”) with an original maturity date of September 22, 2017. The maturity date was extended to April 22, 2018. The interest rate on the Note was increased to 10% per annum.

On October 2, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 15,000 shares for a strike price of $0.40 and three-year warrants to acquire 15,000 shares for a strike price of $0.60 per share.

On October 17, 2017, the Company sold a total of 25,000 shares to an accredited investor for proceeds of $6,250 ($0.25 per share).

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

Overview

During the first quarter of 2017 we acquired the exclusive rights as licensee to manufacture and distribute concrete reinforcement products in various territories (see below) under the Basalt America name. While we have continued to sell bicycles on a limited basis and grow Paymeon Brands opportunistically, our primary focus and resources will be on the Basalt America business.

BASALT AMERICA

In February, 2017, we acquired 100% of the membership interests of Rockstar Acquisitions, LLC. Rockstar Acquisitions, LLC conducts business under the name “Basalt America,” and leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products such as “rebar” that reinforce concrete. In March, 2017, we announced our intention to change our parent Company name from Paymeon, Inc. to Basalt America, Inc., in order to better reflect the primary focus of our Company going forward.

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

Manufacture of concrete reinforcement products made from basalt fiber create substantial benefits for the construction industry, including but not limited to:

•

No corrosion – steel reinforcement products rust, our products do not

•

Sustainability and Lifecycle – production of our products results in exceptionally low “carbon footprint.” Lack of corrosion allows the “lifespan” of projects to be much longer

•

Cost – the physical nature of our products relative to steel (much lighter, easily transportable, “spoolable”) reduces the all-in cost of reinforcement products when factors such as transportation and liability are considered

We believe that macroeconomic factors, such as global infrastructure in need of repair, trends towards the consideration of lifespan of projects, and their environmental impact, position our Company to benefit from the construction industry’s growing interest in the use of alternative reinforcement materials.

Since completion of our acquisition of Basalt America, we have moved our headquarters to a facility located in Oakland Park, Florida that is approximately 14,000 square feet in size. We expect to begin producing our products at this facility during the second half of 2017, as well as store raw materials and finished inventory.

Going forward, we expect most of the investment we make to be in our Basalt America operations. We believe we will require at least $3 million in additional capital during the next 6 months. We will likely fund this investment through the issuance of equity or convertible notes to accredited investors. We expect to begin sales of our products during the second half of 2017.

ELECTRIC BICYCLE BUSINESS

We have owned and operated a retail store dedicated to the sale of electric bicycles and other alternative transportation products (such as hoverboards) since October, 2015. This business has been limited as a result of an automobile driving through our showroom, which has not been repaired. While we have shifted our focus primarily to our Basalt America operations, we intend to remain in the electric bicycle business at this time.

PAYMEON BRANDS

Paymeon Brands was formed in March 2016 to develop, market, manage and monetize lifestyle brands and products. The Company intends to leverage its relationships and expertise with manufacturing, wholesale and retail distribution, and social influencer promotion, primarily in youth oriented “lifestyle” markets to create and grow new and existing brands across products. Generally, Paymeon Brands intends to acquire exclusive licensing rights to brands it believes are expandable to additional product lines. We incur minimum overhead related to this business and approach investment on a project by project basis.

Results of Operations

Revenues for the three months ended March 31, 2017 were $11,032 compared to $89,620 for the three months ended March 31, 2016, a decrease of $78,588, and were derived from sales of electric bicycles. During the three months ended March 31, 2017 and 2016, the Company did not derive any revenue from Paymeon Brands or from Basalt America. The decline in bicycle sales was caused by the closure of our showroom as a result of an automobile accident. We expect our revenues from electric bicycles and related products, such as apparel, will decrease during the balance of 2017 due to our focus on building our Basalt America business.

Operating expenses for three months ended March 31, 2017, totaled $548,901, reflecting a decrease of $921,191 or 63% from $1,470,092 for the three months ended March 31, 2016.

The decrease in operating expenses for the three months ended March 31, 2017 compared to the same period ended March 31, 2016 were primarily due to the scaling back of operations of our Paymeon Brands subsidiary as we focused on Basalt America. Professional fees of $17,961 decreased due to our failure to timely make our SEC filings. Payroll and related taxes increased $17,961 due to additional staff associated with the acquisition of Basalt America.

Consulting expenses decreased $549,862 primarily due to non-cash expenses related to warrants issued to consultants in the amount of $566,752 during the three months ended March 31, 2016. General and administrative (G&A) expenses decreased $456,419, which was primarily attributable to non-cash expenses related to stock options issued to directors and employees in the amount of $567,286 during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Company impaired leasehold improvements of $300,000 and recognized a loss on the impairment of $208,931.

Interest expense for three months ended March 31, 2017, totaled $32,703, reflecting a decrease of $52,725 or 61% from $85,428 for the three months ended March 31, 2016 as a result of reduced amortization of the beneficial conversion feature on convertible loans.

Liquidity and Capital Resources

At March 31, 2017, we had $107,718 of cash and a working capital deficit of $1,881,359. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2017, the Company had an accumulated deficit of $13,089,596. The Company has also dedicated substantial resources to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require additional financing for the development of the Basalt America business.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. This has continued through the first quarter of 2017 and will continue until we have cash flow to cover our expenses.

The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the notes may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $165,500 of the debt discount. Accrued interest at March 31, 2017 and December 31, 2016 amounted to $49,355 and $46,499, respectively.

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder has agreed to extend the note through March 31, 2018. As of March 31, 2017 and December 31, 2016 the Company amortized $90,416 and $90,416 and accrued interest amounted to $20,407 and $18,496, respectively.

The Company entered into various unsecured convertible promissory notes in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. The note holder has agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. As of March 31, 2017 and December 31, 2016 the Company amortized $217,700 and $217,700 and accrued interest amounted to $23,552 and $19,410, respectively.

The Company entered various unsecured convertible promissory notes in the principal amount of $184,382 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. The note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. As of March 31, 2017 and December 31, 2016 the Company amortized $182,525 and $171,975 and recorded accrued interest of $27,692 and $24,510, respectively.

On January 20, 2015, the Company received a 7% unsecured promissory note in the principal amount of $75,000 (the “Note Receivable”) from Prodeco Technologies, LLC, an affiliated entity. The note was payable January 20, 2018. The note holder was required to pay interest in the amount of $1,312 per quarter due on the 15th day of each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,761 to Prodeco Technologies, LLC under the same terms due on February 8, 2018. For the year ended December 31, 2015 the Company has $2,967 of interest income. During the year ended December 31, 2015 Prodeco Technologies, LLC, a related party, elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against the notes payable - related party - convertible.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of March 31, 2017 and December 31, 2016 accrued interest amounted to $30,263 and $25,085, respectively. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt will be reflected as a material modification in the Company’s quarter ended September 30, 2017.

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of March 31, 2017, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM Paymeon, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM Paymeon shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM Paymeon’s payment and performance obligations to SCP, HLM Paymeon has granted to SCP a security interest in all HLM Paymeon’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount. As of March 31, 2017 and December 31, 2016 the Company has a balance owed $0 and $1,885, respectively and has amortized a total of $10,500.

On September 23, 2016, the Company entered into demand note in the amount of $5,000. The Company is obligated to repay the holder a total of $6,333 after 30 days. Accrued interest at March 31, 2017 and December 31, 2016 amounted to $691 and $362, respectively.

Notwithstanding proceeds from the sale of our common stock in the amount of $591,460 during the first quarter and additional sales proceeds and proceeds from a short-term note financing after the first quarter of $1,017,218, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $3,000,000 to maintain our current operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Subsequent Events

On April 4, 2017, a consultant exercised previously issued stock options of 167,181 with an exercise price of $.10 for $16,718.

On April 5, 2017, the Company sold a total of 52,000 shares to an accredited investor for proceeds of $13,000 ($0.25 per share).

On April 5, 2017, the Company issued 250,000 shares of common stock to a newly appointed Director. The Company valued the shares at $125,000, the value of the common stock on the date of the agreement.

On April 12, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

On April 12, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

On May 4, 2017, the Company sold a total of 170,000 shares to a Related Party for proceeds $42,500 ($0.25 per share).

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 1018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days notice.

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 250,000 restricted common shares and agreed to issue additional 250,000 restricted common share increments quarterly on October 1, 2017, January 1, 1018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days notice.

On June 12, 2017, the Company sold a total of 15,000 shares to an accredited investor for proceeds of $3,750 ($0.25 per share).

On June 13, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 13, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 27, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 30,000 shares for a strike price of $0.40 and three-year warrants to acquire 30,000 shares for a strike price of $0.60 per share

On June 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 29, 2017, a related party converted $369,528 of convertible notes issued from 2014 to 2016 to 2,248,620 restricted common shares. The dollar amount included $323,048 of principal and $46,480 of accrued interest.

On June 30, 2017, the Company sold a total of 215,000 shares to a Related Party for proceeds of $53,750 ($0.25 per share).

On June 30, 2017, the Company sold a total of 1,000,000 shares to an accredited investor for proceeds of $250,000 ($0.25 per share).

On July 1, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 1018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days notice.

On July 18, 2017, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $18,750 ($0.25 per share).

On July 24, 2017, the Company entered into a consultant agreement with a consultant to provide sales development services. Upon entering into the agreement, the Company issued the consultant 100,000 restricted common shares valued at $29,000 ($0.29.per share). The term of the agreement is for a period of 12 months.

On August 11, 2017, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $25,000 ($0.20 per share).

On August 9, 2017, the Company entered into a Secured Promissory Note and General Collateral Assignment and Security Agreement with a third-party lender in the amount of $200,000. The Note bears interest at a rate of 10% per annum and is repayable 90 days from its inception and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company.

On August 14, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 100,000 shares for a strike price of $0.40.

On August 18, 2017, the Company sold a total of 150,000 shares to an accredited investor for proceeds of $37,500 ($0.25 per share).

On September 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On September 22, 2017, the Company issued a total of 200,000 shares in conjunction with an extension of a $300,000 principal amount Convertible 7% per annum Note (“Note”) with an original maturity date of September 22, 2017. The maturity date was extended to April 22, 2018. The interest rate on the Note was increased to 10% per annum.

On October 2, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 15,000 shares for a strike price of $0.40 and three-year warrants to acquire 15,000 shares for a strike price of $0.60 per share.

On October 17, 2017, the Company sold a total of 25,000 shares to an accredited investor for proceeds of $6,250 ($0.25 per share).

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company does not believe that this amendment will impact the financial position or results of its operations.

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer should adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company s assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or operating results

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2017 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

PART II.–OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, except as previously reported under the Company’s Form 10-K annual report for the year ended December 31, 2016.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report we have sold the securities below without registration under the Securities Act of 1933, as amended, under the exemption provided by Section 4(a)(2) of the Securities Act. The securities contain legends restricting their transferability absent registration or applicable exemption. No fees of commissions were paid in connection with any of the transactions. Proceeds were used for working capital purposes.

On February 2, 2017, the Company sold a total of 349,800 restricted shares of common stock to an accredited investor for proceeds of $34,980 ($0.10 per share).

On February 2, 2017, the Company sold a total of 250,000 restricted shares of common stock to an accredited investor for proceeds of $25,000 ($0.10 per share).

On February 16, 2017, the Company sold a total of 100,000 restricted shares of common stock to an accredited investor for proceeds of $12,500 ($0.125 per share).

On February 16, 2017, the Company sold a total of 100,000 restricted shares of common stock to an accredited investor for proceeds of $12,500 ($0.125 per share).

On February 19, 2017, the Company sold a total of 322,857 restricted shares of common stock to an accredited investor for proceeds of $56,500 ($0.175 per share).

On March 7, 2017, the Company sold a total of 300,000 restricted shares of common stock to an accredited investor for proceeds of $60,000 ($0.20 per share).

On March 17, 2017, the Company sold a total of 800,000 restricted shares of common stock to an accredited investor for proceeds of $200,000 ($0.25 per share).

On March 17, 2017, the Company sold a total of 39,920 restricted shares of common stock to an accredited investor for proceeds of $9,980 ($0.25 per share).

On March 17, 2017, the Company sold a total of 60,000 restricted shares of common stock to an accredited investor for proceeds of $15,000 ($0.25 per share).

On March 17, 2017, the Company sold a total of 60,000 restricted shares of common stock to an accredited investor for proceeds of $15,000 ($0.25 per share).

On March 17, 2017, the Company sold a total of 60,000 restricted shares of common stock to an accredited investor for proceeds of $15,000 ($0.25 per share).

On March 19, 2017, the Company sold a total of 400,000 restricted shares of common stock to an accredited investor for proceeds of $100,000 ($0.25 per share).

On March 24, 2017, the Company sold a total of 40,000 restricted shares of common stock to an accredited investor for proceeds of $10,000 ($0.25 per share).

On March 29, 2017, the Company sold a total of 100,000 restricted shares of common stock to an accredited investor for proceeds of $25,000 ($0.25 per share).

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

Date: October 26, 2017

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer (Principal Financial Officer)