Form 10-Q
period 2017-06-30
PayMeOn, Inc.
filed 2018-01-26
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of January 26, 2018
Common Stock, $0.001 Par Value Per Share	128,639,133

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$530,309	$88,338
Inventory	400,000	11,916
Prepaid expenses	10,938	48,362
Other current assets	—	1,194
TOTAL CURRENT ASSETS	941,247	149,810

LONG TERM ASSETS
Licensing agreements, net	472,466	497,260
Computer equipment, leasehold improvements and website costs, net	2,098	227,397
Deposits	1,134,000	12,397
TOTAL ASSETS	$2,549,811	$886,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$431,607	$346,523
Accounts payable - related party	580,000	500,000
Due to related party	34,336	56,635
Customer deposits	1,898	34,634
Accrued expenses	1,137,096	1,058,446
Notes payable	2,000	2,000
Notes payable - related party	15,000	—
Purchase order financing	—	1,885
Purchase order financing - related party, net	4,000	4,000
Note payable - convertible	300,000	300,000
Notes payable related party- convertible (net of discount and notes receivable of $87,727 and $100,134 respectively)	290,273	600,414
TOTAL CURRENT LIABILITIES	2,796,210	2,904,537

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 121,610,880 and 97,680,261 shares issued and outstanding, respectively as of June 30, 2017 and December 31, 2016	121,611	97,680
Additional paid in capital	13,105,364	10,174,836
Accumulated deficit	(13,561,574)	(12,290,189)
TOTAL PAYMEON STOCKHOLDERS' DEFICIT	(334,599)	(2,017,673)
Non - controlling interest	88,200	—
TOTAL STOCKHOLDERS' DEFICIT	(246,399)	(2,017,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,549,811	$886,864

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Service Revenue	$—	$—	$—	$—
Products Sales - Clothing	25,618	24,232	25,618	24,232
Products Sales - Bicycles	1,259	77,444	12,291	167,064
Total revenue	26,877	101,676	37,909	191,296

Cost of products sold - Clothing	16,429	—	16,429	—
Cost of products sold - Bicycles	16,473	48,999	23,980	94,580
Total cost of goods sold	32,902	48,999	40,409	94,580

Gross Profit (Loss)	(6,025)	52,677	(2,500)	96,716

OPERATING EXPENSES
Professional fees	54,448	49,680	140,051	63,795
Payroll and payroll taxes	82,259	103,662	147,918	155,719
Consulting	208,965	142,586	401,505	884,988
General and administrative	96,974	88,639	302,073	750,157
Total Operating Expenses	442,646	384,567	991,547	1,854,659

NET LOSS FROM OPERATIONS	(448,671)	(331,890)	(994,047)	(1,757,943)

OTHER (INCOME) / EXPENSES
Loss on disposal of fixed assets	—	—	(221,328)	—
Interest expense	(23,307)	(72,708)	(56,010)	(158,136)
Total other expenses	(23,307)	(72,708)	(277,338)	(158,136)

Net loss before provision for income taxes	(471,978)	(404,598)	(1,271,385)	(1,916,079)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(471,978)	$(404,598)	$(1,271,385)	$(1,916,079)

Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.14)

Weighted average number of shares outstanding - basic and diluted	117,093,493	14,230,505	87,833,438	13,854,461

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,271,385)	$(1,916,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,368	32,692
Amortization of licenses	24,794	—
Amortization of prepaid expenses	37,424	—
Amortization of debt discount	12,672	115,162
Loss on leasehold and deposits	221,328	—
Warrants and options issued for services	1,056	1,135,640
Common stock issued for services	117,089	227,998
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	—	(646)
(Increase) decrease in accounts receivable	8,835	(10,764)
(Increase) decrease in inventory	(396,919)	5,077
(Increase) decrease in other assets	1,194	(499)
Increase in deposits	(1,134,000)	(2,955)
Increase in accounts payable - related party	80,000	9,096
Decrease in customer deposits	(32,736)	—
Increase in accounts payable and accrued expenses	209,522	93,723
Net Cash Used In Operating Activities	(2,104,758)	(311,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	—	(2,161)
Net Cash Used in Investing Activities	—	(2,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(22,564)	(21,238)
Repayment of purchase order funding	(1,885)	—
Proceeds from notes payable convertible - related party	—	58,975
Proceeds from notes payable - related party	15,000	—
Proceeds from joint venture	315,000	—
Common stock issued for cash	2,241,178	240,000
Net Cash Provided By Financing Activities	2,546,729	277,737

NET INCREASE (DECREASE) IN CASH	441,971	(35,979)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,338	50,243
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$530,309	$14,264

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2017 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

In 2014, the Company began selling Prodeco Technologies, LLC brand electric bicycles, an affiliate entity, of which the Company acquired a 19.4% equity interest. During 2015, the Company expanded its sales of electric bicycles to include sales of electric bicycles and related products made by other manufacturers in a retail store location in Fort Lauderdale.

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

On April 19, 2016, the Company’s wholly-owned subsidiary, PayMeOn Brands, Inc., entered into a Memorandum of Understanding with Damion “D Roc” Butler to exclusively produce, manufacture and market certain intellectual property for certain trademarks held by Mr. Butler, including but not limited to, "Bad Boy Tour Merchandise," "Revolt," “Invisible Bully” and "Ciroc”. The agreement provides for PayMeOn Brands and Butler organizing a new entity equally owned by the parties. As of June 30, 2017 and December 31, 2016 the parties have not formally reached an agreement.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture (“Joint Venture”) with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used as a deposit to purchase future inventory from May to August 2017. Operations are expected to commence during the first quarter of 2018. The Company will own 55.3% of the Joint Venture and the investors will own 44.7% of the joint venture.

During the six months ended June 30, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. As of December 31, 2017, the Joint Venture has yet to commence operations. The Company will own 50% of the Joint Venture. The remaining 50% is owned by a non-related party. There was no consideration paid by either party for their interest.

PayMeOn Inc. and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, PayMeOn Brands, Inc, HLM PayMeOn, Inc. Xtreme Fat Tire Bike Holdings. LLC, Rockstar Acquisitions, LLC, Basalt America Territory 1, LLC and Basalt America Territory 2, LLC. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2017, the Company has an accumulated deficit of $13,561,754, a working capital deficiency of $1,854,963 and cash used in operations of $2,104,758 for the six months ended June 30, 2017. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

The acquisition of Rockstar and commencement of production related to the products we will produce will require substantial additional investment in plant and equipment. In addition, we will have to invest substantial sums in the creation of a sales and marketing program designed to introduce our products to the industry.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of June 30, 2017.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of December 31, 2016 and June 30, 2017 the Company has no accounts receivable and therefore the Company has not recorded an allowance for bad debts.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of December 31, 2016 and June 30, 2017 the Company has not recorded an allowance for the valuation of the inventory or inventory obsolescence.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

The Company has adopted the provisions of ASC 350-50-15, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Website costs	5 Years
Computer equipment	3 Years

Fixed assets consist of the following:

	June 30, 2017	December 31, 2016

Computer equipment	$6,724	$6,724
Leasehold improvements	—	300,000
Website development	24,775	24,775

Total	31,499	331,499
Accumulated depreciation	(29,401)	(104,102)
Balance	$2,098	$227,397

During the six months ended June 30, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $208,931. Depreciation expense and the six months ended June 30, 2017 and 2016 was $16,368,and  $32,692, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

The Company is currently evaluating the impact the new revenue recognition guidance will have on its Financial Statements,

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 4,240,000 and 1,260,000 shares issuable upon the exercise of options and warrants and 857,143 and 1,553,232 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended June 30, 2017 and 2016, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(M) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments for the three and six months ended June 30, 2016 based on the activities of the company in accordance with the ASC 280-10. We had three operating segments at June 30, 2017:

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

Basalt America Territory 1, LLC, will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida.  Basalt America Territory 2, LLC, will have the exclusive rights to manage sales for Rhode Island.

(O) Income Taxes

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

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the quarters ended December 31, 2016 and June 30, 2017:

	June 30, 2017	December 31, 2016

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Change in valuation allowance	37.63	37.63
	—%	—%

The Company does not anticipate any changes to its provision for income taxes for the tax bill that has gone into effect for fiscal years ending in 2018.

	June 30, 2017	December 31, 2016
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(478,422)	$(1,391,352)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	132,512	906,433
Change in valuation allowance	345,910	484,919

Provision for income taxes	$—	$—

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

The components of deferred income taxes are as follows:

	June 30, 2017	December 31, 2016
Deferred income tax asset:	$756,064	$756,064
Net operating loss carryforwards	2,470,463	2,124,553
Valuation allowance	(3,226,527)	(2,880,617)
Deferred income taxes	$—	$––

As of June 30, 2017, the Company has a net operating loss carry forward of approximately $5,600,000 available to offset future taxable income through 2037. This results in deferred tax assets of approximately $3,227,000 as of June 30, 2017. The valuation allowance at June 30, 2017 was approximately $3,227,000. The change in the valuation allowance for the six months ended June 30, 2017 was an increase of approximately $346,000. Tax returns for the years ended December 31, 2016, 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Rockstar in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on noncontrolling interests in consolidated financial statements requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Net expense for income attributable to the noncontrolling interests totaling $0 for the six months ended June 30, 2017.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 5 - NOTES PAYABLE RELATED PARTY - CONVERTIBLE

		June 30,	December 31,
		2017	2016

Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	10,000	110,691
Note Payable related party - convertible @ $0.20 per share	(c)	20,000	239,975
Note Payable related party - convertible @ $0.30 per share	(d)	182,500	184,382
Total		378,000	700,548

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		—	(12,407)

Total		$290,273	$600,414

———————

(a)

The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $165,500 of the debt discount. Accrued interest at June 30, 2017 and December 31, 2016 amounted to $52,213 and $46,499, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018.

(b)

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. During the six months ended June 30, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of June 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $1,866 and $18,496, respectively.

(c)

The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the six months ended June 30, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock.  As of June 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $2,639 and $19,410, respectively.

(d)

The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the six months ended June 30, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343  into 7,417 shares of common stock As of June 30, 2017 and December 31, 2016 the Company amortized $183,500 and $171,975 of the debt discount and recorded accrued interest of $30,531 and $24,510, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

NOTE 6 – NOTE PAYABLE - CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of June 30, 2017 and December 31, 2016 accrued interest amounted to $35,441 and $25,085, respectively. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt will be reflected as a material modification in the Company’s quarter ended September 30, 2017.

NOTE 7 – NOTES PAYABLE

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of June 30,  2017, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM PayMeOn, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM PayMeOn shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM PayMeOn’s payment and performance obligations to SCP, HLM PayMeOn has granted to SCP a security interest in all HLM PayMeOn’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount. As of June 30, 2017 and December 31, 2016 the Company has a balance owed $0 and $1,885, respectively and has amortized a total of $10,500.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 – PURCHASE ORDER FINANCING

On August 17, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby PayMeOn Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $10,000 of the deferred finance charge. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock as $0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore the Company recorded a $469,665 loss on conversion of debt. As of June 30, 2017 and December 31, 2016 the Company had a balance of $0 and $1,885 outstanding, respectively.

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

NOTE 10 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $1,000 of the deferred finance charge. As of June 30, 2017 and December 31, 2016 the Company has a balance outstanding of $4,000 and $4,000, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

For the six months ended June 30, 2017 and 2016 recorded a salary expense of  $87,500 0 and $87,500, respectively. Accrued compensation at June 30, 2017 and December 31, 2016 was $444,422 and $463,760, respectively (See Note 14).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of June 30, 2017 and December 31, 2016 the Company had accrued $40,485 and $31,325 of interest associated with the judgment.

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The premises are used to operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately 5 years at an initial monthly sum of $5,617 and an additional 5 year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ Auctions, LLC a convertible note payable in the amount of $300,000 (See Note 6). During the six months ended June 30, 2017 the Company vacated the location due to the fact that it was unable to be used to support our retail operations as a result of a car accident in December, 2016. In conjunction with the accident, the landlord informed the Company that it would no longer be expected to be responsible for amounts due under the lease from the time of the accident forward. Accordingly, we have not accrued any amounts due under the lease in our financial statements since the time of the accident. The Company is pursuing legal action against the driver, whom we believe was insured, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

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

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at June 30, 2017 are as follows:

2017	$69,116
2018	142,343
2019	147,986
2020	37,353
Total minimum lease payments	$396,798

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

As of December 31, 2016 and June 30, 2017, there were no amounts due for product sales, nor sales commissions due to RAW or its affiliates.

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

As of June 30, 2017, and through the date of this filing, there were no amounts due under the percentage of gross sales obligations to RAW or its affiliates.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

As of June 30, 2017, Rockstar had a remaining obligation of $1,510,000. As of the date of this filing, Rockstar’s remaining obligation is $1,090,000. The obligations are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd Qtr 2017 - partially met

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations are expected to commence during the first quarter of 2018. The Company will own 55.3% of the joint venture and the investors will own 44.7% of the joint venture. During the second quarter of 2017, the Company entered into a term sheets for a Joint Venture with a related party for $288,750 and three accredited investors for a total of $26,250. The Funds were used as a deposit to purchase inventory. As of June 30, the non controlling interest amounted to $88,200. Subsequent to June 30, 2017 the Company received the remaining $187,500 from two accredited investors which amounted to 16.7% of the joint venture.

During the six months ended June 30, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. The Joint Venture will commence operations during the first quarter of 2018. The Company will own 50% of the Joint Venture. The remaining 50% is owned by a non-related party. There was no consideration paid by either party for their interest.

NOTE 12 – STOCKHOLDERS’ DEFICIT

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

On November 6, 2015, the Company entered into a business consulting and strategic planning agreement with Mayer and Associates. The Company issued 250,000 shares of common stock valued at $97,500 ($0.39 per share) the fair market value on the date of issuance and a one-time cash payment of $50,000 to consultant. The agreement is for a six month term and includes standard non-competition, non-solicitation and other covenants. On January 4, 2016 both parties agreed to extend the consulting agreement six months and the Company issued an additional 500,000 shares of common stock valued at $235,000 ($0.47 per share). On June 10, 2016, the Company entered into a legal services consulting agreement, whereby consultant agrees to provide legal review of certain retail agreements for the Company on an “as needed” basis. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) the fair market value on the date of issuance. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants. On October 12, 2016 the Company issued 100,000 shares of common stock valued at $32,000 ($0.32 per share) the fair market value on the date of issuance to a consultant for services. The agreement is for a twelve month term and includes standard non-competition, non-solicitation and other covenants As of June 30, 2017 and December 31, 2016 Company has expensed $410,614 and $372,690 and has a prepaid expense of $9,556 and $47,480, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

On April 4, 2017, a consultant exercised previously issued stock options of 167,181 with an exercise price of $.10 for $16,718.

On April 5, 2017, the Company sold a total of 52,000 shares to an accredited investor for proceeds of $13,000 ($0.25 per share).

On April 5, 2017, the Company issued 250,000 shares of common stock to a newly appointed Director. The Company valued the shares at $62,500, the value of the common stock on the date of the agreement.

On April 5, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

On April 5, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share).

On May 4, 2017, the Company sold a total of 170,000 shares to a Related Party for proceeds $42,500 ($0.25 per share).

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice. The Company recorded an expense of $9,471 for the shares vested during the period.

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 250,000 restricted common shares and agreed to issue additional 250,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice. The Company recorded an expense of $4,735 for the shares vested during the period.

On June 12, 2017, the Company sold a total of 15,000 shares to an accredited investor for proceeds of $3,750 ($0.25 per share).

On June 12, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 12, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

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

On June 29, 2017, a related party converted $368,366 of convertible notes issued from 2014 to 2016 to 2,248,620 restricted common shares. The dollar amount included $323,048 of principal and $45,318 of accrued interest.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

On June 30, 2017, the Company sold a total of 1,000,000 shares to an accredited investor for proceeds of $250,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 500,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 30, 2017, the Company sold a total of 215,000 shares to a Related Party for proceeds of $53,750 ($0.25 per share).

NOTE 13 – OPTIONS AND WARRANTS

The following tables summarize all options and warrant grants to consultants for the six months ended June 30, 2017 and the related changes during these periods are presented below.

Stock Options:

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2016	4,207,181	$.49
Granted	200,000.25
Exercised	(167,181)	(.10)
Expired	—	—
Balance at June 30, 2017	4,240,000	$.51

The Company's stock price was lower than the weighted average exercise price at June 30, 2017 and December 31, 2016, therefore there is no aggregate intrinsic value of the options and warrants.

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share. The options vest immediately. The options expire on April 16, 2017. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of .87%, an expected life of 3 years. On April 4, 2017, a consultant exercised stock options of 167,181 with an exercise price of $.10 for $16,718. During the six months ended June 30, 2017 the consultant exercised the stock options.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

During the six months ended June 30, 2017 and 2016 total stock option expense amounted to $1,056 and $1,135,640, respectively.

Stock Warrants:

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2016	—	$.—
Granted	1,260,000.50
Exercised	—	—
Expired	—	—
Balance at June 30, 2017	1,260,000	$.50

On June 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 27, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 30,000 shares for a strike price of $0.40 and three-year warrants to acquire 30,000 shares for a strike price of $0.60 per share.

On June 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 30, 2017, the Company sold a total of 1,000,000 shares to an accredited investor for proceeds of $250,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 500,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

As of June 30, 2017 and December 31, 2016 there are 5,500,000 and 4,167,181, respectively of options and warrants that are vested.

NOTE 14 – RELATED PARTIES

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

For the six months ended June 30, 2017 and 2016 recorded a salary expense of $87,500 and $87,500, respectively. Accrued compensation at June 30, 2017 and December 31, 2016 was $444,422 and $463,760, respectively. (See Note 11)

As of June 30, 2017 and December 31, 2016, the Company’s Chief Executive Officer was owed $19,071 and $56,635 for amounts he paid on behalf of the Company.

See Note 5 for Convertible Notes Payable Related Party, Note 10 for Purchase Order Financing Related Party, Note 11 for Commitments involving Related Parties and Note 13 for issuance of stock options to related parties.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 15 – SEGMENTS

The Company follows the provisions of ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, the Company operated in three and two segments, respectively. Our Chief Executive Officer acts as our Chief Operating Decision Maker for the segment disclosures. Our operating segments include one that sells electric bicycles and related products made by other manufacturers, PayMeOn Brands, Inc., is in the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intends to leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments. The Company formed a new subsidiary on February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. Rockstar was organized under the laws of the State of Florida in November 2016. Rockstar leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rebar sales, net	$—	$—	$—	$—
Product sales clothing, net	25,618	24,232	25,618	24,232
Product sales bicycles	1,259	77,444	12,291	167,064
Total revenues	$26,877	$101,676	$37,909	$191,296

Cost of goods sold:
Rebar	$—	$—	$—	$—
Clothing	16,429	—	16,429	—
Bicycles	16,473	48,999	23,980	94,580
Total cost of goods sold	$32,902	$48,999	$40,409	$94,580

Gross Profit (Loss):
Rebar	$—	$—	$—	$—
Clothing	9,189	24,232	9,189	24,232
Bicycles	(15,214)	28,445	(11,689)	72,484
Total Gross Profit (Loss)	$(6,025)	$52,677	$(2,500)	$96,716

Segment Depreciation:
Rebar	$—	$—	$—	$—
Clothing	—	—	—	—
Bicycles	149	16,312	16,368	32,692
Total Segment Depreciation	$149	$16,312	$16,368	$32,692

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	June 30,
	2017	2016
Segment intangible assets:
Rebar	$472,466	$—
Clothing	—	—
Bicycles	—	—
Total Intangible Assets	$472,466	$—

Segment assets:
Rebar	$1,534,000	$—
Clothing	—	19,004
Bicycles	2,098	328,051
Total Segment Assets	$1,543,286	$347,055

We currently only track certain assets at the segment level.

As of June 30, 2017 and December 31, 2016, the Company had inventory of bicycles and clothing $0 and $11,916 and $0, respectively and rebar of $400,000 and $0, respectively.

NOTE 16 – CONCENTRATIONS

For the six months ended June 30, 2016, one customer amounted to 13% of the product sales and two vendors accounted for 29% of cost of goods sold were acquired from an affiliate entity and an outside vendor accounted for 28%.

For the six months ended June 30, 2017 one customer amounted to 68% of product sales and one vendor amounted to 100% of cost of goods sold of clothing.

NOTE 17 – SUBSEQUENT EVENTS

On July 1, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days notice.

On July 18, 2017, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $18,750 ($0.25 per share).

On July 24, 2017, the Company entered into a consultant agreement with a consultant to provide sales development services. Upon entering into the agreement, the Company issued the consultant 100,000 restricted common shares valued at $29,070 ($0.2907.per share). The term of the agreement is for a period of 12 months.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

On September 22, 2017, the Company issued a total of 200,000 shares in conjunction with an extension of a $300,000 principal amount Convertible 7% per annum Note (“Note”) with an original maturity date of September 22, 2017. The maturity date was extended to April 22, 2018. The interest rate on the Note was increased to 10% per annum. The shares were valued at $72,000 at time of issuance.

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

On October 17, 2017, the Company granted options to purchase 1,250,000 shares at a strike price of $0.25 per share to three members of its Board of Directors. The options were immediately vested upon issuance and expire on October 17, 2022.

On October 17, 2017, the Company granted option to purchase 60,000 shares at a strike price of $0.25 per share to 3 employees. Twenty-five percent of the options were immediately vested at the time of issuance with the remainder having a vesting schedule of twenty-five percent per annum on each of October 17, 2018, October 17, 2019, and October 17, 2020. The options expire on October 17, 2022.

On October 17, 2017, the Company granted an option to purchase 50,000 shares at a strike price of $0.25 per share to a consultant. Twenty-five percent of the options were immediately vested at the time of issuance with the remainder having a vesting schedule of twenty-five percent per annum on each of October 17, 2018, October 17, 2019, and October 17, 2020. The options expire on October 17, 2022.

On October 17, 2017, the Company issued a five-year warrant to acquire 500,000 common shares for a strike price of $0.40 per share to a consultant.

On October 17, 2017, the Company issued a five-year warrant to acquire 500,000 common shares for a strike price of $0.40 per share to a consultant.

On October 26, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 200,000 shares for a strike price of $0.40 and three-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On October 30, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share). In addition, the investor received three-year warrants to acquire 5,000 shares for a strike price of $0.40 and three-year warrants to acquire 5,000 shares for a strike price of $0.60 per share.

On November 1, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

On November 3, 2017, the Company sold a total of 400,000 shares to a related party for proceeds of $100,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 200,000 shares for a strike price of $0.40 and three-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On November 7, 2017, the Company entered into a consultant agreement with 5 consultants to provide sales development, marketing and engineering services. Upon entering into the agreement, the Company issued the consultants 380,000 restricted common shares valued at $121,600 ($0.32.per share). The term of the agreement is for a period of 12 months.

On November 14, 2017, the Company sold a total of 1,520,000 shares to a related party for proceeds of $380,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 760,000 shares for a strike price of $0.40 and three-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

On November 16, 2017, the Company issued 1,250,000 shares in conjunction with 3 previously disclosed consulting agreements.

On November 21, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 60,000 shares for a strike price of $0.40 and three-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On November 27, 2017, the Company was granted an extension for a Secured Promissory Note and General Collateral Assignment and Security Agreement with a third-party lender in the amount of $200,000 that was originally issued on August 9, 2017 and was due on November 9, 2017. The Company was granted an extension by the third-party lender to December 31, 2017. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place.

On November 28, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On November 30, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On December 4, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 5, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 11, 2017, Rockstar entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bears interest of 10% per annum and matures on March 11, 2018. Rockstar may prepay the note in part or in full without penalty.

On December 16, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 80,000 shares to an accredited investor for proceeds of $20,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 40,000 shares for a strike price of $0.40 and three-year warrants to acquire 40,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 21, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 29, 2017, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $100,000 ($0.30).

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 11, 2018, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $31,250 ($0.25 per share). In addition, the investor received three-year warrants to acquire 62,500 shares for a strike price of $0.40 and three-year warrants to acquire 62,500 shares for a strike price of $0.60 per share.

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

Overview

During the first quarter of 2017 we acquired the exclusive rights as licensee to manufacture and distribute concrete reinforcement products in various territories (see below) under the Basalt America name. During the second quarter, we began configuring our Basalt America manufacturing facilities for production and commenced the preparation of sales and marketing plans. While we continue to have the ability to sell bicycles on a limited basis and remain committed to growing our Paymeon Brands business opportunistically, our focus and resources will be on the Basalt America business..

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

Since completion of our acquisition of Basalt America, we have moved our headquarters to a facility located in Oakland Park, Florida that is approximately 14,000 square feet in size. During the second quarter, we began preparation of the facility for production. We estimate that at the end of the second quarter, the facility had the ability to produce approximately two to three miles of basalt fiber reinforced polymer rebar per day. We expect our capacity to continue to grow substantially during the 2018.

During the second quarter we also created two joint ventures to manage defined Territories within our licensed geography. We created Basalt America Territory 1, LLC to manage the sales, distribution and marketing of our products for Dade, Broward, and Monroe Counties in the State of Florida. The joint venture is owned 55.3% by Basalt America and 44.7% by investors, including a related party. We also created Basalt America Territory 2, LLC to manage the sales, distribution and marketing of our products for the state of Rhode Island. The joint venture is owned 50% by Basalt America and 50% by a third-party investor. The joint ventures will buy product for resale from Basalt America with dedicated production capacity paid for by the joint ventures. Operations are expected to commence during the first quarter of 2018.

Going forward, we expect most of the investment we make to be in our Basalt America operations. We believe we will require at least $3 million in additional capital during the next 6 months. We will likely fund this investment through the issuance of equity or convertible notes to accredited investors. We expect to begin sales of our products during the first quarter of 2018.

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

Results of Operations

Revenues for the three months and six months ended June 30, 2017, totaled $26,877 and $37,909, respectively, and were derived primarily from sales of lifestyle apparel related to our Paymeon Brands business. Revenues for the three months and six months ended June 30, 2016, were $101,676 and $191,296, respectively and were primarily derived from the sale of light electric vehicles and lifestyle apparel. The $74,799 and $153,387, respectively, decrease in 2017 sales represents a decrease of 73% and 80% over the same periods in 2016 and reflects the decline in sales of electric bicycles due to business interruption caused by damage to our retail facility, and a decline in our apparel sales due to fewer business opportunities that met our investment requirements.

Operating expenses for the three months and six months ended June 30, 2017, totaled $442,646 and $991,547, respectively, reflecting an increase of $58,079 or 15% from $384,567 for the three months ended June 30, 2016, and a decrease of $991,547, or 53% from $1,854,659 for the six months ended June 30, 2016. The increases in operating expenses for the three months ended June 30, 2017 over the same period ended June 30, 2016 were primarily due to start-up and other general and administrative expenses related to the commencement of operations at our Basalt America subsidiary and included increased general and administrative (G&A) expenses of $8,335, increased consulting expenses of $66,379 due to the issuance of common stock for services, , increased professional fees of $4,768, which were partially offset by decreased payroll and payroll taxes of 21,403 over the same period ended June 30, 2016.

The decreases in operating expenses for the six months ended June 30, 2017 over the same period ended June 30, 2016 were primarily due to the launch of our Paymeon Brands. general and administrative (G&A) expenses decreased $448,084 or 60% consulting expenses decreased $483,343 or 55% due to the issuance of common stock for services,, increased professional fees of $76,256 or 120% which was a result of the commencement of operations at our Basalt America subsidiary during the six months ended June 30, 2017 and , which were partially offset by decreased payroll and payroll taxes of $7,801 or 5% over the same period ended June 30, 2016. In addition, operating expenses for the six month period ended June 30, 2016 include non-cash expenses of $567,286 and $566,752 related to the issuance of stock options to employees and directors and warrants to consultants, respectively.

During the six months ended June 30, 2017 the Company impaired leasehold improvements of $221,238. The Company recognized a loss on the impairment of $221,328.

Interest expense for three months and six months ended June 30, 2017, totaled $23,307 and $72,708 reflecting a decrease of $32,703 or 45% from $72,708 and $156,136 for the three months and six months ended June 30, 2016 the reduction in interest expense was due to a a related party converted $368,366 of convertible notes issued from 2014 to 2016 into common shares during the six months ended June 30,2017 as well as reduced amortization of the beneficial conversion feature on convertible loans

Liquidity and Capital Resources

At June 30, 2017, we had $530,309 of cash and a working capital deficit of $1,854,963. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2017, the Company had an accumulated deficit of $13,561,574. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. This has continued through the second quarter of 2017 and will continue until we have cash flow to cover our expenses.

The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $165,500 of the debt discount. Accrued interest at June 30, 2017 and December 31, 2016 amounted to $52,213 and $46,499, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018.

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. During the six months ended June 30, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of June 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $1,866 and $18,496, respectively.

The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the six months ended June 30, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of June 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $2,639 and $19,410, respectively..

The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the six months ended June 30, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock As of June 30, 2017 and December 31, 2016 the Company amortized $183,500 and $171,975 of the debt discount and recorded accrued interest of $30,531 and $24,510, respectively.

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

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of June 30, 2017 and December 31, 2016 accrued interest amounted to $35,441 and $25,085, respectively. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt will be reflected as a material modification in the Company’s quarter ended September 30, 2017.

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of June 30, 2017, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM PayMeOn, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM PayMeOn shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM PayMeOn’s payment and performance obligations to SCP, HLM PayMeOn has granted to SCP a security interest in all HLM PayMeOn’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount. As of June 30, 2017 and December 31, 2016 the Company has a balance owed $0 and $1,885, respectively and has amortized a total of $10,500.

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On August 17, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third party purchaser, whereby PayMeOn Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $10,000 of the deferred finance charge. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock as $0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore the Company recorded a $469,665 loss on conversion of debt. As of June 30, 2017 and December 31, 2016 the Company had a balance of $0 and $1,885 outstanding, respectively.

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

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016 the Company amortized $1,000 of the deferred finance charge. As of June 30, 2017 and December 31, 2016 the Company has a balance outstanding of $4,000 and $4,000, respectively.

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations are expected to commence during the first quarter of 2018. The Company will own 55.3% of the joint venture and the investors will own 44.7% of the joint venture. During the second quarter of 2017, the Company entered into a term sheets for a Joint Venture with a related party for $288,750 and three accredited investors for a total of $26,250. The Funds were used as a deposit to purchase inventory. As of June 30, the non controlling interest amounted to $88,200. Subsequent to June 30, 2017 the Company received the remaining $187,500 from two accredited investors which amounted to 16.7% of the joint venture.

During the six months ended June 30, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. The Joint Venture will commence operations during the first quarter of 2018. The Company will own 50% of the Joint Venture. The remaining 50% is owned by a non-related party. There was no consideration paid by either party for their interest.

During the six months ended June 30, 2017 quarter, the Company realized proceeds from the sale of our common stock in the amount of $2,241,178.

Notwithstanding the proceeds of the second quarter and post-second quarter financings, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $2,250,000 to maintain our current operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Subsequent Events

On July 1, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of 3 years. The Company may terminate the agreement after the end of any quarter with 30 days notice.

On July 18, 2017, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $18,750 ($0.25 per share).

On July 24, 2017, the Company entered into a consultant agreement with a consultant to provide sales development services. Upon entering into the agreement, the Company issued the consultant 100,000 restricted common shares valued at $29,070 ($0.2907.per share). The term of the agreement is for a period of 12 months.

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

On October 17, 2017, the Company granted options to purchase 1,250,000 shares at a strike price of $0.25 per share to three members of its Board of Directors. The options were immediately vested upon issuance and expire on October 17, 2022.

On October 17, 2017, the Company granted option to purchase 60,000 shares at a strike price of $0.25 per share to 3 employees. Twenty-five percent of the options were immediately vested at the time of issuance with the remainder having a vesting schedule of twenty-five percent per annum on each of October 17, 2018, October 17, 2019, and October 17, 2020. The options expire on October 17, 2022.

On October 17, 2017, the Company granted an option to purchase 50,000 shares at a strike price of $0.25 per share to a consultant. Twenty-five percent of the options were immediately vested at the time of issuance with the remainder having a vesting schedule of twenty-five percent per annum on each of October 17, 2018, October 17, 2019, and October 17, 2020. The options expire on October 17, 2022.

On October 17, 2017, the Company issued a five-year warrant to acquire 500,000 common shares for a strike price of $0.40 per share to a consultant.

On October 17, 2017, the Company issued a five-year warrant to acquire 500,000 common shares for a strike price of $0.40 per share to a consultant.

On October 26, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 200,000 shares for a strike price of $0.40 and three-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On October 30, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share). In addition, the investor received three-year warrants to acquire 5,000 shares for a strike price of $0.40 and three-year warrants to acquire 5,000 shares for a strike price of $0.60 per share.

On November 1, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On November 3, 2017, the Company sold a total of 400,000 shares to a related party for proceeds of $100,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 200,000 shares for a strike price of $0.40 and three-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On November 7, 2017, the Company entered into a consultant agreement with 5 consultants to provide sales development, marketing and engineering services. Upon entering into the agreement, the Company issued the consultants 380,000 restricted common shares valued at $121,600 ($0.32.per share). The term of the agreement is for a period of 12 months.

On November 14, 2017, the Company sold a total of 1,520,000 shares to a related party for proceeds of $380,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 760,000 shares for a strike price of $0.40 and three-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

On November 16, 2017, the Company issued 1,250,000 shares in conjunction with 3 previously disclosed consulting agreements.

On November 21, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 60,000 shares for a strike price of $0.40 and three-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On November 27, 2017, the Company was granted an extension for a Secured Promissory Note and General Collateral Assignment and Security Agreement with a third-party lender in the amount of $200,000 that was originally issued on August 9, 2017 and was due on November 9, 2017. The Company was granted an extension by the third-party lender to December 31, 2017. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place.

On November 28, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On November 30, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On December 4, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 5, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 11, 2017, Rockstar entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bears interest of 10% per annum and matures on March 11, 2018. Rockstar may prepay the note in part or in full without penalty.

On December 16, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 80,000 shares to an accredited investor for proceeds of $20,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 40,000 shares for a strike price of $0.40 and three-year warrants to acquire 40,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 21, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 29, 2017, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $100,000 ($0.30).

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received three-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 11, 2018, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $31,250 ($0.25 per share). In addition, the investor received three-year warrants to acquire 62,500 shares for a strike price of $0.40 and three-year warrants to acquire 62,500 shares for a strike price of $0.60 per share.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

The Company is currently evaluating the impact the new revenue recognition guidance will have on its Financial Statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2017 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2017 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

Date: January 26, 2018

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer (Principal Financial Officer)