Form 10-Q
period 2017-09-30
PayMeOn, Inc.
filed 2018-04-11
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 4, 2018
Common Stock, $0.001 Par Value Per Share	130,204,133

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$28,254	$88,338
Inventory	400,000	11,916
Prepaid expenses	6,518	48,362
Other current assets	20,000	1,194
TOTAL CURRENT ASSETS	454,772	149,810

LONG TERM ASSETS
Licensing agreements, net	459,863	497,260
Computers, equipment, leasehold improvements and website costs, net	8,830	227,397
Deposits	1,134,000	12,397
TOTAL ASSETS	$2,057,465	$886,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$377,045	$346,523
Accounts payable - related party	—	500,000
Due to related party	70,973	56,635
Customer deposits	—	34,634
Accrued expenses	1,195,304	1,058,446
Notes payable	2,000	2,000
Notes payable - related party	215,000	—
Purchase order financing	—	1,885
Purchase order financing - related party, net	4,000	4,000
Note payable - convertible	300,000	300,000
Notes payable related party- convertible	290,273	600,414
TOTAL CURRENT LIABILITIES	2,454,595	2,904,537

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 122,855,800 and 97,680,261 shares issued and outstanding, respectively as of September 30, 2017 and December 31, 2016	122,856	97,680
Additional paid in capital	13,456,043	10,174,836
Subscription receivable	(36,250)	—
Accumulated deficit	(14,196,581)	(12,290,189)
TOTAL PAYMEON STOCKHOLDERS' DEFICIT	(653,932)	(2,017,673)
Non - controlling interest	256,802	—
TOTAL STOCKHOLDERS' DEFICIT	(397,130)	(2,017,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,057,465	$886,864

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Service revenue, net	$—	$—	$—	$—
Products sales - Clothing	—	77,532	25,618	101,764
Products sales - Bicycles	—	62,754	12,291	229,818
Total revenue	—	140,286	37,909	331,582

Cost of products sold - Clothing	(746)	76,482	15,683	76,482
Cost of products sold - Bicycles	—	37,088	23,980	131,668
Total cost of goods sold	(746)	113,570	39,663	208,150

Gross Profit (Loss)	746	26,716	(1,754)	123,432

OPERATING EXPENSES
Professional fees	68,291	26,227	208,342	90,973
Payroll and payroll taxes	88,672	82,325	236,590	238,044
Consulting	97,526	140,311	499,031	1,060,066
General and administrative	281,129	88,156	583,202	802,595
Total Operating Expenses	535,618	337,019	1,527,165	2,191,678

NET LOSS FROM OPERATIONS	(534,872)	(310,303)	(1,528,919)	(2,068,246)

OTHER (INCOME) EXPENSE
Loss on disposal of fixed assets	—	—	(221,328)	—
Loss on extinguishment of debt	(72,000)	—	(72,000)	—
Interest expense	(28,135)	(83,095)	(84,145)	(241,231)
Total other expenses	(100,135)	(83,095)	(377,473)	(241,231)

Net loss before provision for income taxes	(635,007)	(393,398)	(1,906,392)	(2,309,477)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(635,007)	$(393,398)	$(1,906,392)	$(2,309,477)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.16)

Weighted average number of shares outstanding - basic and diluted	117,065,622	14,766,164	99,916,690	14,167,880

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,906,392)	$(2,309,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,517	48,911
Amortization of debt discount	27,407	169,177
Warrants and options issued for services	1,056	1,135,992
Common stock issued for services	229,365	340,207
Loss on leasehold and deposit	221,328	—
Amortization of license	37,397	—
Loss on extinguishment of debt	72,000	—
Changes in operating assets and liabilities:
Decrease in prepaid expense	41,844	690
Increase in accounts receivable	(11,165)	(59,400)
(Increase) decrease in inventory	(396,919)	29,181
(Increase) decrease in other assets	1,194	(499)
(Increase) in deposits	(1,134,000)	—
Increase (decrease) in accounts payable - related party	(429,027)	15,848
Increase (decrease) in customer deposits	(34,634)	7,640
Increase in accounts payable and accrued expenses	213,168	216,488
Net Cash Used In Operating Activities	(3,050,861)	(405,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers and equipment	(6,881)	(2,160)
Net Cash Used in Investing Activities	(6,881)	(2,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from purchase order funding	—	55,000
Repayments of PO financing	(1,885)	—
Proceeds from purchase order funding - related party	—	4,000
Sale of JV interest	483,750	—
Proceeds from notes payable	200,000	22,310
Repayments to related party	(56,635)	(20,975)
Proceeds from notes payable - related party	15,000	—
Repayments of notes payable - related party	(15,000)	—
Proceeds from notes payable related party - convertible	—	63,975
Sale of common stock	2,372,428	257,500
Net Cash Provided By Financing Activities	2,997,658	381,810

NET (DECREASE) IN CASH	(60,084)	(25,592)

CASH - BEGINNING OF PERIOD	88,338	50,243

CASH - END OF PERIOD	$28,254	$24,651

Supplemental disclosure of non-cash investing & financing activities:
Cash paid for income taxes	—	—
Cash paid for interest expense	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

During the nine months ended September 30, 2016, the Company received $63,975 from a related party in exchange for convertible notes payable of $63,975 with the beneficial conversion feature valued at $62,725.

During the nine months ended September 30, 2016, the Company issued 500,000 shares of common stock valued at $235,000 ($0.47 per share) for prepaid consulting services.

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. As of December 31, 2016 Rockstar, had 80,500,000 membership units outstanding. For accounting purposes, the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Rockstar are the same and control the activities of the respective companies. As of December 31, 2016, the Company acquired cash of $77,997, licenses net of amortization of $497,260, accounts payable of $12,585 and accounts payable related - related party of $500,000.

See accompanying notes to unaudited condensed consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2017 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC (“Rockstar”). Rockstar d/b/a Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. For accounting purposes, the transaction is recorded at historical cost in accordance with ASC 805-50-25-2 as this is considered an acquisition of entities under common control as the Board of Directors of the Company and of Rockstar are the same and control the activities of the respective companies.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(A) Organization (Continued)

During the six months ended June 30, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. As of March 31, 2018, the Joint Venture has yet to commence operations. The Company will own 50% of the Joint Venture. The remaining 50% is owned by a non-related party. There was no consideration paid by either party for their interest.

On March 19, 2018, the Company approved a plan to discontinue any and all operations related to its prior electric bicycle and apparel businesses.  Operations related to the electric bicycle and apparel businesses were managed through the Company’s HLM Paymeon, Inc. subsidiary.  The Company will take steps to close the subsidiary.  The closing will have no effect on the Company’s continuing operations related to its Basalt America business. The Company expects to record the operations of HLM Paymeon, Inc. as a discontinued operation effective with its quarterly report for March 31, 2018.

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

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2017, the Company has an accumulated deficit of $14,196,581, a working capital deficiency of $1,999,823 and cash used in operations of $3,050,861 for the nine months ended September 30, 2017. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of September 30, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the useful lives of depreciable assets, valuation of inventory allowances, valuation of accounts receivable allowance, valuation of deferred tax asset, stock-based compensation and any beneficial conversion features on convertible debt.

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of September 30, 2017 and December 31, 2016 the Company has no accounts receivable and therefore the Company has not recorded an allowance for bad debts.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of September 30, 2017 and December 31, 2016 the Company has not recorded an allowance for the valuation of the inventory or inventory obsolescence.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (F) Fixed assets

Fixed assets consist of computer equipment, leasehold improvements and website costs which are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three or five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of computer equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

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

Depreciation/
Amortization
Asset Category	Period
Website costs	5 Years
Computer equipment	3 Years

Fixed assets consist of the following:

	September 30, 2017	December 31, 2016

Computer equipment	$13,605	$6,724
Leasehold improvements	—	300,000
Website development	24,775	24,775

Total	38,380	331,499
Accumulated depreciation	(29,550)	(104,102)
Balance	$8,830	$227,397

During the nine months ended September 30, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $16,517 and $48,911, respectively.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) Fixed assets (Continued)

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension to April 22, 2018. The interest rate on the PDQ Auctions Note was also increased to 10% per annum.  In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s quarter ended September 30, 2017.

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

The Company has determined that the impact the new revenue recognition guidance will have very little impact on the current revenue model anticipated with the sales for its rebar through the Rockstar subsidiary. The Company does not anticipate any further sales of any of its other merchandise as the HLM Paymeon subsidiary will be discontinued as of March 18, 2018.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 4,240,000 and 1,460,000 shares issuable upon the exercise of options and warrants and 2,127,070 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended September 30, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(J) Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company had two identifiable operating segments for the three and nine months ended September 30, 2016 based on the activities of the company in accordance with the ASC 280-10. We had three operating segments at September 30, 2017:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

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

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. The Company anticipates its effective tax rate to be 28% to 30%, excluding the one-time impact of the TCJA for fiscal 2018 primarily due to the reduction in the federal tax rate. The Company’s actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions. Due to the timing of enactment and complexity of the TCJA, the Company is unable to estimate a reasonable range of the one-time impact associated with mandatory repatriation, re-measurement of deferred taxes and other provisions of the TCJA.

The Company does not anticipate any changes to its provision for income taxes for the tax bill that has gone into effect for fiscal years ending in 2018.

	September 30, 2017	December 31, 2016
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(570,260)	$(1,391,352)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	138,057	906,433
Change in valuation allowance	432,203	484,919

Provision for income taxes	$—	$––

The components of deferred income taxes are as follows:

	September 30, 2017	December 31, 2016
Deferred income tax asset:	$756,064	$756,064
Net operating loss carryforwards	2,560,756	2,124,553
Valuation allowance	(3,316,820)	(2,880,617)
Deferred income taxes	$—	$––

As of September 30, 2017, the Company has a net operating loss carry forward of approximately $5,600,000 available to offset future taxable income through 2037. This results in deferred tax assets of approximately $3,317,000 as of September 30, 2017. The valuation allowance at September 30, 2017 was approximately $3,317,000. The change in the valuation allowance for the nine months ended September 30, 2017 was an increase of approximately $436,000. Tax returns for the years ended December 31, 2016, 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Rockstar in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net expense for income attributable to the non-controlling interests totaling $0 for the nine months ended September 30, 2017.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. In consideration of the acquisition of all of the issued and outstanding membership interests of Rockstar, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Rockstar. As of December 31, 2016, Rockstar had 80,500,000 membership units outstanding. For accounting purposes, the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Rockstar are the same and control the activities of the respective companies.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 4 – ACQUISITION OF ROCKSTAR (CONTINUED)

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 5 - NOTES PAYABLE RELATED PARTY - CONVERTIBLE

		September 30,	December 31,
		2017	2016

Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	10,000	110,691
Note Payable related party - convertible @ $0.20 per share	(c)	20,000	239,975
Note Payable related party - convertible @ $0.30 per share	(d)	182,500	184,382
Total		378,000	700,548

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		—	(12,407)

Total		$290,273	$600,414

———————

(a)

 The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $165,500 of the debt discount. Accrued interest at June 30, 2017 and December 31, 2016 amounted to $52,213 and $46,499, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018.

(b)

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. During the nine months ended September 30, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of September 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $2,219 and $18,496, respectively.

(c)

The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the nine months ended September 30, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of September 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $3,345 and $19,410, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 5 - NOTES PAYABLE RELATED PARTY – CONVERTIBLE (CONTINUED)

(d)

The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the nine months ended September 30, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock As of September 30, 2017 and December 31, 2016 the Company amortized $183,500 and $171,975 of the debt discount and recorded accrued interest of $36,972 and $24,510, respectively.

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

NOTE 6 – NOTE PAYABLE - CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of September 30, 2017 and December 31, 2016 accrued interest amounted to $35,556 and $25,085, respectively. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s quarter ended September 30, 2017.

NOTE 7 – NOTES PAYABLE

In December and September 2016, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2016 the Company repaid $22,000. As of September 30,  2017, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM PayMeOn, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM PayMeOn shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM PayMeOn’s payment and performance obligations to SCP, HLM PayMeOn has granted to SCP a security interest in all HLM PayMeOn’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount. As of September 30, 2017 and December 31, 2016 the Company has a balance owed $0 and $1,885, respectively and has amortized a total of $10,500.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 8 – NOTES PAYABLE – RELATED PARTY

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On August 9, 2017, the Company was issued a $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement (‘the Note”) with CAM Group of Florida (“Lender”) in the amount of $200,000 with a due date of November 9, 2017. The Lender is affiliated with one of the Company’s directors. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. On November 27, 2017, the Company was granted an extension to December 31, 2017. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Note was amended to be a “demand” note. The Lender agreed to amend the Note with no penalty and all original terms remain in place. At September 30, 2017, this note had accrued interest of $2,849.

NOTE 9 – PURCHASE ORDER FINANCING

On August 17, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third-party purchaser, whereby PayMeOn Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized $10,000 of the deferred finance charge. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock as $0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore, the Company recorded a $469,665 loss on conversion of debt. As of September 30, 2017 and December 31, 2016 the Company had a balance of $0 and $1,885 outstanding, respectively.

On September 9, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third-party purchaser, whereby PayMeOn Brands sold $20,000 of current purchase orders in exchange for $15,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $5,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized $5,000 of the deferred finance charge and repaid $5,000. On December 15, 2016 the holder converted the remaining balance of $20,000 into 1,142,849 shares of common stock as $0.0175 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore, the Company recorded a $608,567 loss on conversion of debt.

NOTE 10 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000 cash. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized $1,000 of the deferred finance charge. As of September 30, 2017 and December 31, 2016 the Company had a balance outstanding of $4,000.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

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

For the nine months ended September 30, 2017 and 2016, the Company recorded a salary expense of $131,250 and $131,250, respectively. Accrued compensation at September 30, 2017 and December 31, 2016 was $459,172 and $463,760, respectively (See Note 14).

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of September 30, 2017 and December 31, 2016 the Company had accrued $45,138 and $31,325 of interest associated with the judgment.

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

On March 31, 2017, the Company entered into a lease agreement for manufacturing and general office facilities located at 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311. The facility is for approximately 12,921 square feet. The lease is for six separate six-month terms. The Company has the right to terminate the lease at the end of each term by providing the landlord with 60-days’ notice prior to the end of any of the six-month terms. Lease payments are approximately $11,520 per month during the first two terms of the lease and rise to approximately $12,450 per month during the last two terms of the lease.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

Future minimum lease commitments due for facilities leases under non-cancellable capital and operating leases at September 30, 2017 are as follows:

2017	$34,558
2018	142,343
2019	147,986
2020	37,353
Total minimum lease payments	$362,240

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

Royalty

On October 7, 2016, legal representatives of Remrylie Licensing, Inc. asked one of the Company’s retail customers to cease and desist from selling items related to Christopher "Notorious BIG" Wallace's image on PayMeOn Brands’ behalf. Remrylie, owner of the exclusive right to market Notorious BIG's image, claimed that PayMeOn Brands did not have the right to sell certain items it was selling through its retail customer. While we believe that the claims were without merit, we decided to cooperate and allow our retail customer to remove the items in question. On November 29, 2016 the Company and Remrylie Licensing, Inc., agreed to settle their dispute over royalty payments for sales of merchandise related to the estate of Notorious BIG. The Company paid $7,000 and the Parties mutually agreed to end the dispute and mutually indemnify each other. The Company does not expect to engage in any sales related to the estate of Notorious BIG in the future.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

First Amendment to License Agreement Between Rockstar and RAW (Continued)

As of December 31, 2016 and September 30, 2017, there were no amounts due for product sales, nor sales commissions due to RAW or its affiliates.

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

As of September 30, 2017, there were no amounts due under the percentage of gross sales obligations to RAW or its affiliates.

Post-Closing Letter Agreement

On January 5, 2017, Rockstar and RAW entered into a Post-Closing Letter Agreement (“Letter Agreement”) that detailed, among other things, financial obligations of Rockstar in addition to the Option Fee. Under the Agreement, Rockstar’s financial obligations total $3,010,000. Approximately $1,160,000 of the obligations were met during the first quarter of 2017. An additional $270,000 of the obligations were met during the second quarter 2017. An additional $500,000 of the obligations have been met during the third quarter 2017.

As of September 30, 2017, the Company has not recorded the additional $1,000,000 of other rebar machines per the post-closing letter agreement as they have not taken delivery of them. As a result, the Company has overpaid RAW by $20,000 which is reflected in other current assets on the consolidated balance sheet. Once the $1,000,000 in other rebar machines are delivered, Rockstar will have a remaining obligation of $980,000 as of the end of the third quarter 2017.  The obligations are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd & 4th Qtr 2017and 1st Qtr. 2018- partially met

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations have commenced during the fourth quarter of 2017. The Company will own 55.3% of the joint venture and the investors will own 44.7% of the joint venture. Through September 30, 2017, the Company entered into a term sheet for the Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The Funds were used as a deposit to purchase inventory. As of September 30, 2017, the non-controlling interest amounted to $256,802.

During the nine months ended June 30, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. The Joint Venture will commence operations during the first quarter of 2018. The Company will own 50% of the Joint Venture. The remaining 50% is owned by a non-related party. There was no consideration paid by the unrelated party for its interest.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001. The designations and attributes of the preferred stock are subject to the future determination by the Company's board of directors. The Company has not issued any preferred shares.

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001.

Calendar Year 2016

On January 4, 2016, the Company issued 500,000 shares of common stock valued at $235,000 ($0.47 per share) in exchange for the extension of a November 6, 2015 business consulting and strategic planning agreement with Mayer and Associates.

On June 10, 2016, the Company entered into a legal services consulting agreement, whereby consultant agrees to provide legal review of certain retail agreements for the Company on an “as needed” basis. The Company issued 100,000 shares of common stock valued at $50,000 ($0.50 per share) the fair market value on the date of issuance. The agreement was for a twelve-month term and included standard non-competition, non-solicitation and other covenants.

On October 12, 2016 the Company issued 100,000 shares of common stock valued at $32,000 ($0.32 per share) the fair market value on the date of issuance to a consultant for services. The agreement was for a twelve-month term and included standard non-competition, non-solicitation and other covenants.   As is relates to this agreement, as of September 30, 2017 and December 31, 2016, the Company had expensed $418,680 and $372,690 and has a prepaid expense of $1,490 and $47,480, respectively.

Calendar Year 2017

On January 30, 2017, the Company granted 200,000 stock options with an exercise price of $.25 to a consultant. The options expire 7 years from the date of issuance.

On February 2, 2017, the Company sold a total of 349,800 shares to an accredited investor for proceeds of $34,980 ($0.10 per share).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

On February 2, 2017, the Company sold a total of 250,000 shares to an accredited investor for proceeds of $25,000 ($0.10 per share).

On February 16, 2017, the Company sold a total of 200,000 shares to two accredited investors for proceeds of $25,000 ($0.125 per share).

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

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

On June 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 27, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 30,000 shares for a strike price of $0.40 and three-year warrants to acquire 30,000 shares for a strike price of $0.60 per share

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

On June 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 29, 2017, a related party converted $368,366 of convertible notes issued from 2014 to 2016 to 2,248,620 restricted common shares. The dollar amount included $323,048 of principal and $45,318 of accrued interest.

On June 30, 2017, the Company sold a total of 1,000,000 shares to an accredited investor for proceeds of $250,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 500,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

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

On August 14, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 100,000 shares for a strike price of $0.40.

On August 18, 2017, the Company sold a total of 150,000 shares to an accredited investor for proceeds of $37,500 ($0.25 per share).

On September 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On September 22, 2017, the Company issued a total of 200,000 shares in conjunction with an extension of a $300,000 principal amount Convertible 7% per annum Note (“Note”) with an original maturity date of September 22, 2017. The maturity date was extended to April 22, 2018. The interest rate on the Note was increased to 10% per annum. The shares were valued at $72,000 ($0.38 per share) at time of issuance.  In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s quarter ended September 30, 2017.

On September 27, 2017, the Company sold a total of 120,000 shares to accredited investors for proceeds of $30,000 ($0.25 per share).  In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and three-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS

Stock Options:

The following tables summarize all options and warrant grants to consultants for the nine months ended September 30, 2017 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2016	4,207,181	$0.49	$—
Granted	200,000	0.25	20,000
Exercised	(167,181)	(0.10)	—
Expired	—	—	—
Balance at September 30, 2017	4,240,000	$0.54	$20,000

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

During the nine months ended September 30, 2017 and 2016 total stock option expense amounted to $1,056 and $1,135,640, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS

Stock Warrants:

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2016	—	$—
Granted	1,460,000	0.49
Exercised	—	—
Expired	—	—
Balance at September 30, 2017	1,460,000	$0.49

On June 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 27, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 30,000 shares for a strike price of $0.40 and three-year warrants to acquire 30,000 shares for a strike price of $0.60 per share.

On June 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 30, 2017, the Company sold a total of 1,000,000 shares to an accredited investor for proceeds of $250,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 500,000 shares for a strike price of $0.40 and three-year warrants to acquire 500,000 shares for a strike price of $0.60 per share.

On August 14, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share).  In addition, the investor received five-year warrants to acquire 100,000 shares for a strike price of $0.40 per share.

On September 20, 2017, the Company sold a total of 100,000 shares to accredited investors for proceeds of $25,000 ($0.25 per share).  In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On September 27, 2017, the Company sold a total of 120,000 shares to accredited investors for proceeds of $30,000 ($0.25 per share).  In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and three-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

As of September 30, 2017 and December 31, 2016 there are 5,700,000 and 4,167,181, respectively of options and warrants that are vested.

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

For the nine months ended September 30, 2017 and 2016 recorded a salary expense of $131,250 and $131,250, respectively. Accrued compensation at September 30, 2017 and December 31, 2016 was $459,172 and $463,760, respectively (See Note 11).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 14 – RELATED PARTIES (CONTINUED)

On August 9, 2017, the Company was issued a $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement (‘the Note”) with CAM Group of Florida (“Lender”) in the amount of $200,000 with a due date of November 9, 2017. The Lender is affiliated with one of the Company’s directors. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company.

As of September 30, 2017 and December 31, 2016, the Company’s Chief Executive Officer was owed $70,973 and $56,635 for amounts he paid on behalf of the Company.

See Note 5 for Convertible Notes Payable Related Party, Note 8 for Notes Payable – related party, Note 10 for Purchase Order Financing Related Party, Note 11 for Commitments involving Related Parties and Note 13 for issuance of stock options to related parties.

NOTE 15 – SEGMENTS

The Company follows the provisions of ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, the Company operated in three and two segments, respectively. Our Chief Executive Officer acts as our Chief Operating Decision Maker for the segment disclosures. Our operating segments include one that sells electric bicycles and related products made by other manufacturers, PayMeOn Brands, Inc., is in the business of developing, marketing, managing and monetizing lifestyle brands and products.  On March 19, 2018, the Company approved a plan to discontinue any and all operations related to its prior electric bicycle and apparel businesses.  The Company expects to record the operations of HLM Paymeon, Inc. as a discontinued operation effective with its quarterly report for March 31, 2018.  The Company formed a new subsidiary on February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar. Rockstar was organized under the laws of the State of Florida in November 2016. Rockstar leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 15 – SEGMENTS (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rebar sales, net	$—	$—	$—	$—
Product sales clothing, net	—	77,532	25,618	101,764
Product sales bicycles	—	62,754	12,291	229,818
Total revenues	$—	$140,286	$37,909	$331,582

Cost of goods sold:
Rebar	$—	$—	$—	$—
Clothing	(746)	76,482	15,683	76,482
Bicycles	—	37,088	23,980	131,668
Total cost of goods sold	$(746)	$113,570	$39,663	$208,150

Gross Profit (Loss):
Rebar	$—	$—	$—	$—
Clothing	746	1,050	9,935	25,282
Bicycles	—	25,666	(11,689)	98,150
Total Gross Profit (Loss)	$746	$26,716	$(1,754)	$123,432

Segment Depreciation:
Rebar	$—	$—	$—	$—
Clothing	—	—	—	—
Bicycles	149	16,219	16,517	48,911
Total Segment Depreciation	$149	$16,219	$16,517	$48,911

	September 30,
	2017	2016
Segment intangible assets:
Rebar	$459,863	$—
Clothing	—	—
Bicycles	—	—
Total Intangible Assets	$459,863	$—

Segment assets:
Rebar	$1,534,000	$—
Clothing	—	—
Bicycles	1,949	294,585
Total Segment Assets	$1,543,286	$294,585

We currently only track certain assets at the segment level.

As of September 30, 2017 and December 31, 2016, the Company had inventory of bicycles and clothing of $0 and $11,916, respectively.  The Company had inventory of rebar in the amount of $400,000 and $0, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 16 – CONCENTRATIONS

For the nine months ended September 30, 2016, one customer amounted to 27% of the product sales and one vendor accounted for 12% of cost of goods sold were acquired from an affiliate entity and an outside vendor accounted for 28%.

For the nine months ended September 30, 2017 one customer amounted to 68% of product sales and one vendor amounted to 100% of cost of goods sold of clothing.

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

On October 26, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 400,000 shares for a strike price of $0.25 per share.

On October 30, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share). In addition, the investor received five-year warrants to acquire 5,000 shares for a strike price of $0.40 and three-year warrants to acquire 5,000 shares for a strike price of $0.60 per share.

On November 1, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On November 3, 2017, the Company sold a total of 400,000 shares to a related party for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and three-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

On November 7, 2017, the Company entered into a consultant agreement with 5 consultants to provide sales development, marketing and engineering services. Upon entering into the agreement, the Company issued the consultants 380,000 restricted common shares valued at $121,600 ($0.32.per share). The term of the agreement is for a period of 12 months.

On November 14, 2017, the Company sold a total of 1,520,000 shares to a related party for proceeds of $380,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 760,000 shares for a strike price of $0.40 and three-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

On November 16, 2017, the Company issued 1,250,000 shares in conjunction with 3 previously disclosed consulting agreements.

On November 21, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and three-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On November 27, 2017, the Company was granted an extension for a Secured Promissory Note and General Collateral Assignment and Security Agreement with a lender in the amount of $200,000 that was originally issued on August 9, 2017 and was due on November 9, 2017. The Company was granted an extension by the third-party lender to December 31, 2017. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Company amended a Secured Promissory Note and General Collateral Assignment and Security Agreement (the “Note”) with a lender in the amount of $200,000 that was originally issued on August 9, 2017 and was extended to February 28, 2018. The Note was amended to be a “demand” note.  The Note is now due on demand from the Lender.  The Lender agreed to amend the Note with no penalty and all original terms remain in place.

On November 28, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On November 30, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On December 4, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 5, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 11, 2017, Rockstar entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bears interest of 10% per annum and matures on March 11, 2018. Rockstar may prepay the note in part or in full without penalty.  On February 16, 2018, the Company fully repaid this note and $690 of accrued interest.

On December 16, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

On December 16, 2017, the Company sold a total of 80,000 shares to an accredited investor for proceeds of $20,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 40,000 shares for a strike price of $0.40 and three-year warrants to acquire 40,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 21, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 26, 2017, the Company issued 500,000 shares for consulting services valued at $125,000 (($0.25 per share).

On January 10, 2018, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $100,000 ($0.30 per share).

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 11, 2018, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $31,250 ($0.25 per share). In addition, the investor received five-year warrants to acquire 62,500 shares for a strike price of $0.40 and three-year warrants to acquire 62,500 shares for a strike price of $0.60 per share.

On January 31, 2018, the Company sold a total of 46,633 shares to an accredited investor for proceeds of $13,990 ($0.30 per share).

On February 2, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $50,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.50 per share.

On February 9, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $50,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.50 per share.

On February 15, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and five-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On March 19, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and five-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

 (UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

On March 19, 2018, the Company amended a Secured Promissory Note and General Collateral Assignment and Security Agreement (the “Note”) with a lender in the amount of $200,000 that was originally issued on August 9, 2017 and was extended to February 28, 2018. The Note was amended to be a “demand” note.  The Note is now due on demand from the Lender.  The Lender agreed to amend the Note with no penalty and all original terms remain in place.

On March 19, 2018, the Company approved a plan to discontinue any and all operations related to its prior electric bicycle and apparel businesses.  Operations related to the electric bicycle and apparel businesses were managed through the Company’s HLM Paymeon, Inc. subsidiary.  The Company will take steps to close the subsidiary.  The closing will have no effect on the Company’s continuing operations related to its Basalt America business.   The Company expects to record the operations of HLM Paymeon, Inc. as a discontinued operation effective with its quarterly report for March 31, 2018.

On March 19, 2018, the Company entered into a Demand Revolving Credit Line (“Credit Line”) with EAC Management, LLC (“Lender”), an entity owned by its Chairman and CEO.  Under the Credit Line, the Company may borrow up to $100,000 at a simple interest rate of 5% per annum for its operating needs. There are no minimum borrowing requirements, the Company may “revolve” the credit as often as it likes, and either party may terminate the Credit Line at any time.  All amounts outstanding under the Credit Line are due on demand from the Lender.

On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him.  Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On March 28, 2017, the Company borrowed $50,000 under the Demand Revolving Credit Line from EAC Management, LLC.

On March 28, 2017, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $50,000 ($0.15 per share).

On March 28, 2017, the Company sold a total of 133,333 shares to an accredited investor for proceeds of $30,000 ($0.15 per share).

On April 4, 2018, the Company entered into four extension agreements for its four convertible notes payable due to a related party with a net principal balance of $290,273, which is net of offsets. These notes were extended through December 31, 2018. These notes were previously extended on August 7, 2017 when the note holder agreed to extend the note through March 31, 2018.  On April 4, 2018 the note holder agreed to extend the note through December 31, 2018.  See Note 5 - Notes Payable Related Party – Convertible.

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

Overview

During the first quarter of 2017 we acquired the exclusive rights as licensee to manufacture and distribute concrete reinforcement products in various territories (see below) under the Basalt America name. During the second quarter, we began configuring our Basalt America manufacturing facilities for production and commenced the preparation of sales and marketing plans. On March 19, 2018, the Company decided to discontinue operations related to the electric bicycle and Paymeon brands business.

BASALT AMERICA

In February 2017, we acquired 100% of the membership interests of Rockstar Acquisitions, LLC. Rockstar Acquisitions, LLC conducts business under the name “Basalt America,” and leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products such as “rebar” that reinforce concrete. In March 2017, we announced our intention to change our parent Company name from Paymeon, Inc. to Basalt America, Inc., in order to better reflect the primary focus of our Company going forward.

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

Since completion of our acquisition of Basalt America, we have moved our headquarters to a facility located in Oakland Park, Florida that is approximately 14,000 square feet in size. During the second quarter, we began preparation of the facility for production. We estimate that at the end of the third quarter, the facility had the ability to produce approximately two to three miles of basalt fiber reinforced polymer rebar per day. We expect our capacity to continue to grow during 2018.

During the second quarter of 2017, we also created two joint ventures to manage defined Territories within our licensed geography. We created Basalt America Territory 1, LLC to manage the sales, distribution and marketing of our products for Dade, Broward, and Monroe Counties in the State of Florida. The joint venture is owned 55.3% by Basalt America and 44.7% by investors, including a related party. We also created Basalt America Territory 2, LLC to manage the sales, distribution and marketing of our products for the state of Rhode Island. The joint venture is owned 50% by Basalt America and 50% by a third-party investor. The joint ventures will buy product for resale from Basalt America with dedicated production capacity paid for by the joint ventures. Operations for Basalt America Territory 1 are expected to commence during the first quarter of 2018.

During the third quarter of 2017, we began creating technical documentation and other processes to support the introduction of our products to the construction industry.  We commenced discussions (introductory and educational) with various members of the construction industry, including architects, engineers, real estate developers, city and state governmental entities, distributors and other industry organizations.  During and after the third quarter, we engaged additional sales and engineering consultants to assist with quantifying the benefits of using our products over traditional reinforcement products.  In addition, we created processes to facilitate the use of our products by (1) providing project managers with the ability to submit existing project plans to us for review regarding how they would be amended for use of our reinforcement products.  This provides the opportunity for project managers to understand the potential labor, material, insurance and other cost savings; and (2) arranging for project managers to have the ability to seek out “delegate” engineering services in the event their project engineers lack the experience working with composites.

Going forward, we expect to continue making investments in our Basalt America operations. We will require capital to, among other things, (1) continue upgrading our facilities management, production and testing capabilities, (2) continue the pursuit of an evaluation service report from the International Code Council (ICC – ES), (3) continue engaging the industry and industry experts with education initiatives,(4) purchase of raw materials and other goods and services related to our manufacturing needs, (5) upgrade our management and sales teams, (6) continue to meet obligations under our license and other agreements, particularly as they pertain to distribution, and (7) other general working capital needs.  We believe we will require at least $5 million in additional capital from the date of this report through the remainder of 2018. We will likely fund this investment through the issuance of equity or convertible notes to accredited investors. We commenced sales of our products on a limited basis during the first quarter of 2018.

ELECTRIC BICYCLE BUSINESS

We have owned and operated a retail store dedicated to the sale of electric bicycles and other alternative transportation products (such as hover boards) since October 2015. This business has been limited as a result of an automobile driving through our showroom, which has not been repaired. On March 19, 2018, the Company decided to discontinue operations related to this business.

PAYMEON BRANDS

Paymeon Brands was formed in March 2016 to develop, market, manage and monetize lifestyle brands and products. On March 19, 2018, the Company decided to discontinue operations related to this business.

Results of Operations

Revenues for the three months and nine months ended September 30, 2017, totaled $0 and $37,909, respectively, and were derived primarily from sales of lifestyle apparel related to our Paymeon Brands business. Revenues for the three months and nine months ended September 30, 2016, were $140,286 and $331,582, respectively and were primarily derived from the sale of light electric vehicles and lifestyle apparel. The $140,286 and $293,673 respectively, decrease in 2017 sales represents a decrease of 100% and 58% over the same periods in 2016 and reflects the decline in sales of electric bicycles due to business interruption caused by damage to our retail facility, and a decline in our apparel sales due to fewer business opportunities that met our investment requirements.

Operating expenses for the three months and nine months ended September 30, 2017, totaled $535,618 and $1,527,165, respectively, reflecting an increase of $198,599 or 59% from $337,019 for the three months ended September 30, 2016, and a decrease of $1,854,659, or 30% from $2,191,678 for the six months ended September 30, 2016. The increases in operating expenses for the three months ended September 30, 2017 over the same period in the prior year were primarily due to start-up and other general and administrative expenses related to the commencement of operations at our Basalt America subsidiary and included increased general and administrative (G&A) expenses of $192,973, offset by decreased consulting expenses of $42,785 due to a larger issuance of stock options for services in the prior year, increased professional fees of $42,064, slightly higher payroll and payroll taxes of $6,347 over the same period ended September 30, 2016.

The decreases in operating expenses for the nine months ended September 30, 2017 over the same period in the prior year were primarily due to the launch of our Paymeon Brands. general and administrative (G&A) expenses decreased $222,244 or 28% consulting expenses decreased $561,035 or 53% due to the issuance of common stock for services, increased professional fees of $117,369 or 129% which was a result of the commencement of operations at our Basalt America subsidiary during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017 the Company impaired leasehold improvements of $221,238. The Company recognized a loss on the impairment of $221,328.

Interest expense for three months and nine months ended September 30, 2017, totaled $28,135 and $83,095 reflecting an decrease of $54,960 or 66% from $83,095, and $157,086 for the three months and nine months ended September 30, 2016 the reduction in interest expense was due to a related party converted $368,366 of convertible notes issued from 2014 to 2016 into common shares during the nine months ended September 30,2017 as well as reduced amortization of the beneficial conversion feature on convertible loans.

The Company also recorded a loss on extinguishment of debt in the amount of $72,000 for the three and nine months ended September 30, 2017 due to the September 22, 2017 issuance 200,000 shares of common stock based on a market value of $0.38 per share in conjunction with an extension to April 22, 2018 to unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC a dated October 22, 2015.  (See Note 2 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 2017, we had $28,254 of cash and a working capital deficit of $1,999,822. We require additional working capital. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2017, the Company had an accumulated deficit of $14,196,581. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. This has continued through the third quarter of 2017 and will continue until we have cash flow to cover our expenses.

The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014, the Company amortized $165,500 of the debt discount. Accrued interest at September 30, 2017 and December 31, 2016 amounted to $194,962 and $46,499, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018.  On April 4, 2018 the note holder further agreed to extend the note through December 31, 2018.

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. During the six months ended June 30, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of September 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $2,219 and $18,496, respectively.  On April 4, 2018 the note holder further agreed to extend the note through December 31, 2018.

The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party.  The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through March 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the six months ended June 30, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of September 30, 2017 and December 31, 2016 the Company fully amortized the debt discount and accrued interest amounted to $3,345 and $19,410, respectively.  On April 4, 2018 the note holder further agreed to extend the note through December 31, 2018.

The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and is payable on or before 12 months from the date of issuance. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through March 31, 2018.   On April 4, 2018 the note holder further agreed to extend the note through December 31, 2018.

The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the nine months ended September 30, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock.  As of September 30, 2017 and December 31, 2016 the Company amortized $183,500 and $171,975 of the debt discount and recorded accrued interest of $36,972 and $24,510, respectively.

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

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and is payable on or before October 22, 2017, unless the note is converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of September 30, 2017 and December 31, 2016 accrued interest amounted to $35,556 and $25,085, respectively. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s quarter ended September 30, 2017.

In December and September 2010, the Company issued unsecured, non-interest bearing, due on demand notes for $8,000 and $16,000, respectively. During the quarter ended December 31, 2010 the Company repaid $22,000. As of September 30, 2017, the outstanding principal balance of the notes was $2,000.

On July 13, 2016, HLM PayMeOn, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM PayMeOn shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM PayMeOn’s payment and performance obligations to SCP, HLM PayMeOn has granted to SCP a security interest in all HLM PayMeOn’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount. As of September 30, 2017 and December 31, 2016 the Company has a balance owed $0 and $1,885, respectively and has amortized a total of $10,500.

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party. The note is payable on demand and bears no interest.

On August 17, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third-party purchaser, whereby PayMeOn Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized $10,000 of the deferred finance charge. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock as $0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore, the Company recorded a $469,665 loss on conversion of debt. As of September 30, 2017 and December 31, 2016 the Company had a balance of $0 and $1,885 outstanding, respectively.

On September 9, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third-party purchaser, whereby PayMeOn Brands sold $20,000 of current purchase orders in exchange for $15,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $5,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized $5,000 of the deferred finance charge and repaid $5,000. On December 15, 2016 the holder converted the remaining balance of $20,000 into 1,142,849 shares of common stock as $0.0175 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore, the Company recorded a $608,567 loss on conversion of debt.

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized $1,000 of the deferred finance charge. As of September 30, 2017 and December 31, 2016 the Company has a balance outstanding of $4,000.

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations are expected to commence during the first quarter of 2018. The Company will own 55.3% of the joint venture and the investors will own 44.7% of the joint venture. During the second quarter of 2017, the Company entered into a term sheets for a Joint Venture with a related party for $288,750 and three accredited investors for a total of $26,250. The Funds were used as a deposit to purchase inventory. As of September 30, the non-controlling interest amounted to $256,802.

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

During the nine months ended September 30, 2017 quarter, the Company realized proceeds from the sale of our common stock in the amount of $2,372,428.

Notwithstanding the proceeds of the second quarter and post-second quarter financings, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $5,000,000 to maintain our current operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

On October 26, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 400,000 shares for a strike price of $0.25 per share.

On October 30, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share). In addition, the investor received five-year warrants to acquire 5,000 shares for a strike price of $0.40 and three-year warrants to acquire 5,000 shares for a strike price of $0.60 per share.

On November 1, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On November 3, 2017, the Company sold a total of 400,000 shares to a related party for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and three-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On November 7, 2017, the Company entered into a consultant agreement with 5 consultants to provide sales development, marketing and engineering services. Upon entering into the agreement, the Company issued the consultants 380,000 restricted common shares valued at $121,600 ($0.32.per share). The term of the agreement is for a period of 12 months.

On November 14, 2017, the Company sold a total of 1,520,000 shares to a related party for proceeds of $380,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 760,000 shares for a strike price of $0.40 and three-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

On November 16, 2017, the Company issued 1,250,000 shares in conjunction with 3 previously disclosed consulting agreements.

On November 21, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and three-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On November 27, 2017, the Company was granted an extension for a Secured Promissory Note and General Collateral Assignment and Security Agreement with a lender in the amount of $200,000 that was originally issued on August 9, 2017 and was due on November 9, 2017. The Company was granted an extension by the third-party lender to December 31, 2017. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Company amended a Secured Promissory Note and General Collateral Assignment and Security Agreement (the “Note”) with a lender in the amount of $200,000 that was originally issued on August 9, 2017 and was extended to February 28, 2018. The Note was amended to be a “demand” note.  The Note is now due on demand from the Lender.  The Lender agreed to amend the Note with no penalty and all original terms remain in place.

On November 28, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On November 30, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and three-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On December 4, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 5, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 11, 2017, Rockstar entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bears interest of 10% per annum and matures on March 11, 2018. Rockstar may prepay the note in part or in full without penalty.  On February 16, 2018, the Company fully repaid this note and $690 of accrued interest.

On December 16, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 80,000 shares to an accredited investor for proceeds of $20,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 40,000 shares for a strike price of $0.40 and three-year warrants to acquire 40,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 21, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and three-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 26, 2017, the Company issued 500,000 shares for consulting services valued at $125,000 (($0.25 per share).

On January 10, 2018, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $100,000 ($0.30 per share).

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 11, 2018, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $31,250 ($0.25 per share). In addition, the investor received five-year warrants to acquire 62,500 shares for a strike price of $0.40 and three-year warrants to acquire 62,500 shares for a strike price of $0.60 per share.

On January 31, 2018, the Company sold a total of 46,633 shares to an accredited investor for proceeds of $13,990 ($0.30 per share).

On February 2, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $50,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.50 per share.

On February 9, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $50,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.50 per share.

On February 15, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and five-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On March 19, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and five-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On March 19, 2018, the Company amended a Secured Promissory Note and General Collateral Assignment and Security Agreement (the “Note”) with a lender in the amount of $200,000 that was originally issued on August 9, 2017 and was extended to February 28, 2018. The Note was amended to be a “demand” note.  The Note is now due on demand from the Lender.  The Lender agreed to amend the Note with no penalty and all original terms remain in place.

On March 19, 2018, the Company approved a plan to discontinue any and all operations related to its prior electric bicycle and apparel businesses.  Operations related to the electric bicycle and apparel businesses were managed through the Company’s HLM Paymeon, Inc. subsidiary.  The Company will take steps to close the subsidiary.  The closing will have no effect on the Company’s continuing operations related to its Basalt America business.   The Company expects to record the operations of HLM Paymeon, Inc. as a discontinued operation effective with its quarterly report for March 31, 2018.

On March 19, 2018, the Company entered into a Demand Revolving Credit Line (“Credit Line”) with EAC Management, LLC (“Lender”), an entity owned by its Chairman and CEO.  Under the Credit Line, the Company may borrow up to $100,000 at a simple interest rate of 5% per annum for its operating needs. There are no minimum borrowing requirements, the Company may “revolve” the credit as often as it likes, and either party may terminate the Credit Line at any time.  All amounts outstanding under the Credit Line are due on demand from the Lender.

On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him.  Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On March 28, 2017, the Company borrowed $50,000 under the Demand Revolving Credit Line from EAC Management, LLC.

On March 28, 2017, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $50,000 ($0.15 per share).

On March 28, 2017, the Company sold a total of 133,333 shares to an accredited investor for proceeds of $30,000 ($0.15 per share).

On April 4, 2018, the Company entered into four extension agreements for its four convertible notes payable due to a related party with a net principal balance of $290,273, which is net of offsets.  These notes were extended through December 31, 2018. These notes were previously extended on August 7, 2017 when the note holder agreed to extend the note through March 31, 2018.  On April 4, 2018 the note holder agreed to extend the note through December 31, 2018.  See Note 5 - Notes Payable Related Party – Convertible.

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

The Company has determined that the impact the new revenue recognition guidance will have very little impact on the current revenue model anticipated with the sales for its rebar through the Rockstar subsidiary. The Company does not anticipate any further sales of any of its other merchandise as the HLM Paymeon subsidiary will be discontinued as of March 18, 2018.

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

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2017 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

PART II.–OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 4, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

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

On August 14, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 100,000 shares for a strike price of $0.40.

On August 18, 2017, the Company sold a total of 150,000 shares to an accredited investor for proceeds of $37,500 ($0.25 per share).

On September 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and three-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On September 22, 2017, the Company issued a total of 200,000 shares in conjunction with an extension of a $300,000 principal amount Convertible 7% per annum Note (“Note”) with an original maturity date of September 22, 2017. The maturity date was extended to April 22, 2018. The interest rate on the Note was increased to 10% per annum. The shares were valued at $72,000 ($0.38 per share) at time of issuance.  In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s quarter ended September 30, 2017.

On September 27, 2017, the Company sold a total of 120,000 shares to accredited investors for proceeds of $30,000 ($0.25 per share).  In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and three-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
10.1	License Agreement entered on December 11, 2016 with RAW ENERGY MATERIALS, CORP.
10.2	First Amendment to License Agreement entered into on January 5, 2017 with RAW ENERGY MATERIALS, CORP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2018

PayMeOn, Inc.

By:	/s/ Edward Cespedes
Edward Cespedes
Chief Executive Officer
Chief Financial Officer (Principal Financial Officer)