Form 10-K
period 2017-12-31
PayMeOn, Inc.
filed 2018-07-17
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Paymeon, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-53574	20-4959207
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2688 NW 29th Terrace, Building 13, Oakland Park,  Florida  33311

(Address of Principal Executive Office) (Zip Code)

844-422-7258

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.3530 per share). $7,586,868 on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 13, 2018 there were 131,018,674 shares outstanding.

PART I

Item 1.

Business.

Overview

PayMeOn, Inc. (“Paymeon”, “PayMeOn” or “Company”), a Nevada corporation, is a company organized on May 30, 2006. Paymeon conducts business through three separate wholly-owned subsidiaries: HLM Paymeon, Inc., Paymeon Brands, Inc., and since February 2017 Basalt America, LLC (formerly Rockstar Acquisitions, LLC) (“Basalt America”). On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was effective May 1, 2018. As a result of this disposal under Accounting Standards Codification (“ASC”) 205-20-45-1E, the Company has presented the assets and liabilities of this segment as held for sale and as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

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

In October 2015, HLM Paymeon launched a retail store located in Fort Lauderdale, Florida to sell ProdecoTech and other electric bicycles, as well as other alternative transportation products (such as “hoverboards”) and related products and accessories at our retail location. Effective November 18, 2016, the Company assigned all of its interests in Prodeco Technologies, LLC, held by Ebike, LLC and A Better Bike, LLC to Tavone Family Holdings, LLC in consideration of a total cash payment of $30,000 pursuant to an Assignment and Assumption Agreement dated November 18, 2016. The Company owned its Prodeco Technologies LLC interests through its 100% ownership of Ebike, LLC and A Better Bike, LLC. The Company sold its interests as part of its changing focus. The Company has discontinued its light electric vehicles business and is shifting its primary focus to its Basalt America business.

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

In February 2017 we acquired 100% of the membership interests of Basalt America. Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Basalt America is the exclusive licensee under a license agreement with Global Energy Sciences for its concrete reinforcement products known as RockRebar®, RockStirrups®, RockMesh®, and RockStaples™. The license provides Basalt America with exclusivity for the United States, (excluding California and Hawaii), the Caribbean (excluding Cuba), and Peru. It also provides that Basalt America shall have a right of first refusal for all other territories in the world.  Prior to the acquisition, Basalt America licensed the intellectual property from RAW Energy Materials Corp (“RAW”).  On February 2, 2017, RAW assigned the license to Global Energy Sciences, LLC (“Global Energy”), an affiliated entity to RAW.

For the year ended December 31, 2017, revenue from continuing operations for Paymeon, on a consolidated basis was $9,664 and was derived from small amounts of sales of our concrete reinforcement products. Revenue from discontinued operations was $37,909 derived from the sale of apparel.

Organization

PayMeOn holds a wholly owned interest in HLM Paymeon, Inc., and Paymeon Brands, Inc., both Florida corporations, and Basalt America, a Florida limited liability company. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “PAYM”. Our executive offices are located at 2688 NW 29th Terrace, Building 13, Oakland Park, Florida 33311. Our telephone number is 844-422-7258. We own and operate several websites, including www.basaltamerica.com. Information that appears on any of our websites is not part of this report.

Light Electric Vehicle Sales and Apparel Businesses

On March 19, 2018, the Company approved a plan to discontinue any and all operations related to its prior electric bicycle and apparel businesses. Operations related to the electric bicycle and apparel businesses were managed through the Company’s HLM Paymeon, Inc. subsidiary. The disposal of this business will have no effect on the Company’s continuing operations related to its Basalt America business.

Basalt Fiber Reinforced Polymer products

We acquired Basalt America in February 2017 to capitalize on the introduction of new technology and products towards the rebuilding of global infrastructure, especially as it applies to products that reinforce concrete. Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Basalt America is the exclusive licensee under a license agreement with Global Energy for its concrete reinforcement products known as RockRebar®, RockStirrups®, RockMesh®, and RockStaples™. Basalt America’s products often represent substantial improvements in strength and resistance relative to existing “steel industry” products. Our products will be produced in Oakland Park, Florida. We intend to sell our products primarily to government and commercial construction contractors, and home builders.

Competition

The market for the manufacture and sale of construction related products is one of the largest markets in the world. Our basalt fiber concrete reinforcement products are often sold as alternatives to steel products. Accordingly, our business competes with large, established steel companies that have large and established wholesale and retail distribution networks. Most of our competitors are large and have significantly greater financial, marketing and other resources than our company. We also compete with other manufacturers of products often marketed as “alternatives” to steel, including manufacturers of fiberglass, and other types of fiber products. Many of these players also have substantially greater resources than our company.

While we believe that our products are unique and create a new segment within the concrete reinforcement industry, we still expect to compete with these large companies, both inside and outside of the United States, as they aggressively market their existing products, as well as any new products they may be developing that are competitive to ours.

Intellectual Property

The term social income® is a registered trademark of PayMeOn. Additionally, we have applied for registration of various trademarks related to Basalt America. We have not applied for any other U.S. trademarks and, except for common law rights, we currently do not hold any other intellectual property rights on the products we have developed. In addition to our trademarks and trademark applications, we have secured various domain names related to our business.

As part of Basalt America’s license with Global Energy Sciences, we have acquired rights to use the trademarks RockRebar®, RockStirrups®, RockMesh®, and RockStaples™.

Governmental Regulation

Our mobile and e-commerce products of the discontinued operations are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business. The CARD Act, as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards. PayMeOn coupon, gift card, stored value or prepaid card offers generally are included within the definition of “gift cards” in many of these laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to PayMeOn offers. However, the CARD Act as well as a number of states and certain foreign jurisdictions also have exemptions from the operation of these provisions or otherwise modify the application of these provisions applicable to gift cards that are issued as part of a promotion or promotional program. If PayMeOn offers are subject to the CARD Act, and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the offer, or the promotional value, which is the add-on value of the offer in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the offer was issued or the date on which the customer last loaded funds on the offer if the offer has a reloadable feature; (ii) the offers stated expiration date (if any), unless offers come within an exemption in the CARD Act for promotional programs; or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption for PayMeOn offers applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards that are defined to include offers and that do not have exemptions that apply to the purchase value or the promotional value, or both, of offers, PayMeOn offers may be required to be honored for the full offer value (the total of purchase value and promotional value) until redeemed. There can be no assurance that as PayMeOn incorporates new requirements as detailed under the CARD Act that merchants will continue to offer PayMeOn offers.

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

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 11, 2018, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $31,250 ($0.25 per share). In addition, the investor received five-year warrants to acquire 62,500 shares for a strike price of $0.40 and five-year warrants to acquire 62,500 shares for a strike price of $0.60 per share.

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

On March 19, 2018, the Company amended a Secured Promissory Note and General Collateral Assignment and Security Agreement (the “Note”) with a related party in the amount of $200,000 that was originally issued on August 9, 2017 and was extended to February 28, 2018. The Note was amended to be a “demand” note. The Note is now due on demand from the Lender. The Lender agreed to amend the Note with no penalty and all original terms remain in place.

On March 19, 2018, the Company approved a plan to discontinue any and all operations related to its prior electric bicycle and apparel businesses. Operations related to the electric bicycle and apparel businesses were managed through the Company’s HLM Paymeon, Inc. subsidiary. The closing will have no effect on the Company’s continuing operations related to its Basalt America business. The Company, as a result of this disposition and in accordance with ASC 205-20-45-1E has reflected the assets and liabilities of this operation as held for sale and the results of the operations as discontinued operations. All prior year amounts have been reclassified to reflect this strategic shift.

On March 19, 2018, the Company entered into a Demand Revolving Credit Line (“Credit Line”) with EAC Management, LLC (“EAC”) (“Lender”), an entity owned by its Chairman and CEO. Under the Credit Line, the Company may borrow up to $100,000 at a simple interest rate of 5% per annum for its operating needs. There are no minimum borrowing requirements, the Company may “revolve” the credit as often as it likes, and either party may terminate the Credit Line at any time. All amounts outstanding under the Credit Line are due on demand from the Lender.

On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On March 28, 2018, the Company borrowed $50,000 under the Demand Revolving Credit Line from EAC.

On March 28, 2018, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $50,000 ($0.15 per share).

On March 28, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $30,000 ($0.15 per share).

On April 4, 2018, the Company entered into four extension agreements for its four convertible notes payable due to a related party with a net principal balance of $290,273, which is net of offsets. These notes were extended through December 31, 2018. These notes were previously extended on August 7, 2017 when the note holder agreed to extend the notes through March 31, 2018. On April 4, 2018 the note holder agreed to extend the notes through December 31, 2018.

On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries.

On April 13, 2018, Vincent L. Celentano was appointed chairman and chief executive officer of our Company and all our subsidiaries. Mr. Celentano is the largest individual shareholder of our Company.

On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC, issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount has not been paid as of the date of filing. As of June 21, 2018, the Company had failed to repay amounts due EAC, and was in default. On June 21, 2018, EAC waived the default and granted the Company an extension of time to make repayment to July 15, 2018.

On April 14, 2018, the Company entered into a consulting agreement with EAC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Under the agreement EAC will provide the Company with general corporate and other services at the direction of the Board of Directors. The agreement is for a period of twelve months and can be terminated by either party with written notice. The agreement contains standard representations, warranties, and indemnifications from EAC and the Company. Mr. Cespedes has no executive authority under the agreement. Compensation under the agreement is flexible. The agreement sets target compensation for EAC at $15,000 per month and allows for the Company to pay EAC less based on its financial wherewithal at any given time. The agreement also contains customary terms, including reimbursement for certain health and business-related expenses.

On April 27, 2018, the Company issued an unsecured promissory note in the principal amount of $50,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

On May 2, 2018, the Company secured a 3-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. As of June 15, 2018, the Company has not yet commenced making the $5,000 per month payments required by the extension. As a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018.

On May 4, 2018, the Company issued an unsecured promissory note in the principal amount of $10,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

On May 9, 2018, the Company issued an unsecured promissory note in the principal amount of $5,000 from our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On May 17, 2018, the Company issued an unsecured promissory note in the principal amount of $10,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

On May 24, 2018, the Company issued an unsecured promissory note in the principal amount of $11,400 to EAC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. The promissory note bears interest at an annual rate of 4% and is due on demand.

On May 25, 2018, the Company issued an unsecured promissory note in the principal amount of $20,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On May 25, 2018, the Company issued another unsecured promissory note in the principal amount of $20,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 1, 2018, the Company issued an unsecured promissory note in the principal amount of $2,500 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 4, 2018, the Company repaid $4,000 principal of the $11,400 unsecured promissory note to EAC.

On June 5, 2018, the Company issued an unsecured promissory note in the principal amount of $10,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

On June 5, 2018, the Company issued an unsecured promissory note in the principal amount of $5,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 19, 2018, the Company issued an unsecured promissory note in the principal amount of $80,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 19, 2018, the Company issued an unsecured promissory note in the principal amount of $20,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On July 11, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $30,000 ($0.075 per share). In conjunction with the investment, the investor agreed to a twelve-month resale restriction.

Employees

At December 31, 2017, we had six full time employees, all of which are employed for the continuing operations of the Company. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

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

As an early stage company, we have not yet generated significant revenues. We have incurred operating losses since our inception and will continue to incur net losses until we can produce sufficient revenues to cover our costs. Our independent auditors have included in their audit report an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern.

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

•

General economic conditions and those economic conditions specific to our industry.

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

We are dependent on RAW Energy Materials Corp, Global Energy Sciences, LLC, and Don Smith for our Intellectual Property

We license the intellectual property used in the processes to make our licensed products from Global Energy, an affiliate of RAW Energy Materials Corp (“RAW”) and Don Smith. Global Energy and RAW are substantially dependent on one individual, Don Smith. The nature of the intellectual property that we license is protected as a trade secret by Global Energy, RAW, or their affiliates. As such, we are not privy to certain formulations and processes involved in the intellectual property we license. While we believe that appropriate steps have been taken to ensure continuity in the intellectual property in the event of circumstances beyond our control that might affect Global Energy, RAW, or their affiliates, we cannot be sure they have. Any harm to Mr. Smith, or conflict between us, Global Energy, RAW or their affiliates could have a material adverse effect on our business. We do not presently maintain a key-man life insurance policy on Mr. Smith.

Non-compliance with our License may materially impact our ability to operate

We license the intellectual property used in the processes to make our licensed products from Global Energy an affiliate of RAW and Don Smith. We recently disclosed that we are in a dispute with Licensor regarding compliance with our license. We do not believe we are not in compliance with our license. However, any dispute with respect to our license can materially impact our business. If Licensor decides not to perform its duties under the license, we may suffer irreparable harm to the business. If we are unable to produce finished goods due to the uncertainty of our license, we may suffer irreparable harm to the business. If we are forced to litigate to enforce our rights under the license, we may suffer irreparable harm to the business.

Regulatory Risks

Our products often require certain approvals and certifications to satisfy regulatory requirements for use as concrete reinforcements and for other uses. There is no guarantee that we will be able to maintain or secure such approvals and certifications in the future. Furthermore, we will likely need to depend on third party groups such as universities, industry groups and other certifying bodies to obtain approvals and certifications. There is no guarantee that those groups will work with us, or that we will be able to access them and their services in a timely fashion. Inability to secure approvals and certifications could materially harm our ability to generate revenue.

Limited Availability of Raw Materials

We depend on RAW and its affiliates to source various raw materials for manufacture of our products from various different suppliers located in the United States and abroad. We also source some of our own raw materials. There is no guarantee that RAW’s or our suppliers will be able to provide us with sufficient supply of raw materials for us to maintain production levels necessary to satisfy customers.

Changes in the global economic environment may lead to declines in the production levels of our customers

We sell primarily to the construction industry. The construction industry is cyclical and can exhibit a great deal of sensitivity to general economic conditions. Low demand from the construction industry could adversely impact our financial position, results of operations and cash flows.

Changes to accepted trade practices, trade agreements, or imposition of tariffs may adversely impact supply and pricing of certain raw materials

Political events, such as the imposition of tariffs or the dissolution of trade agreements may negatively impact many supply chain factors related to our business. Such events could materially impact supply and pricing of critically necessary raw materials for manufacture of our products. In extreme cases, we may not be able to source raw materials necessary for the production of our products, which could threaten our ability to continue doing business. Pricing impacts of such events could also materially affect our profit margins and our ability to compete with alternative products in the industry.

We may be adversely impacted by volatility in prices for raw materials

Depending on our customer demand, we may be faced with having to purchase raw materials at prices that are above the then current market price or in greater volumes than required. Additionally, other factors may force the prices our customers pay for composite materials down, which could negatively affect our profit margins.

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

Our independent directors have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

Our directors and executive officer are inexperienced with respect to corporate governance of public companies. The board is often required to make interested party decisions, such as the approval of related party transactions, compensation levels, and oversight of our accounting function. Our directors and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We do not have a majority of independent directors and we have not implemented various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

At December 31, 2017, we had outstanding 7% secured and unsecured promissory notes convertible at the option of the holder in the aggregate principal amount of $590,273 convertible at prices ranging from $0.12 to $0.35 per share. If all the outstanding notes are converted, our issued and outstanding shares would increase. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market. The secured notes are secured by all of the Company’s assets.

Our principal shareholders and their affiliates beneficially own and control approximately 42% of our outstanding common stock and as majority shareholders are able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of December 31, 2017, our principal shareholders beneficially own approximately 42% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders also own secured and unsecured promissory notes that are convertible at their option into a material number of shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

Certain accredited investors control large blocks of restricted common stock. Sale of large blocks of common stock could materially impact our stock price.

Historically, we have raised funds from accredited investors through the sale of restricted common stock in the Company. Generally, common stock sold privately to accredited investors has certain resale restrictions under the securities laws that include elements of minimum holding periods, certain other requirements with respect to financial filings of the Company and other requirements. When these requirements are met, holders of the restricted common stock are able to remove resale restrictions and sell freely in the open market. As our common stock has a limited market for resale, substantial additional supply of stock caused by previously restricted stock coming into the market for resale could have a material, negative impact on our stock price.

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

Our inability to remain current on our required securities filings may impact liquidity for certain shareholders and our ability to raise funds

We rely on third parties to assist us with the preparation of our public filings. Our internal resources may not be sufficient to assist third parties with providing information they need with sufficient efficiency to complete our filings on time. Failure to remain current on certain public filings may limit the ability of certain shareholders to avail themselves of certain safe harbors when attempting to sell certain of our shares. In addition, our inability to present current financial information may impact our ability to raise additional funds.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal offices are leased and located at 2688 NW 29th Terrace, Building 13, Oakland Park, FL 33311. The lease is for approximately 12,921 square feet. The lease is for six separate six-month terms. The Company has the right to terminate the lease at the end of each term by providing the landlord with 60-days’ notice prior to the end of any of the six-month terms. Lease payments are approximately $11,520 per month during the first two terms of the lease and rise to approximately $12,450 per month during the last two terms of the lease. We believe the facilities are sufficient to support our current operations.

Item 3.

Legal Proceedings.

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due rent due as of April 1, 2014. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord and the Company has reserved the entire amount. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs in its audited financial statements. The Company intends to continue its efforts to work with the landlord to reach a mutually agreeable solution and is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

On April 18, 2018, Basalt America and the Company received a letter from counsel representing RAW LLC providing formal notice that Basalt America and the Company had breached and/or violated several sections of its license agreement and amendments, and that RAW LLC was immediately terminating all agreements and amendments. The Company does not believe it is in breach of its agreements and is working towards reaching an amicable solution. The Company is prepared to pursue litigation if it cannot achieve a resolution.

To our knowledge we are not currently subject to any other legal proceedings.

Item 4.

Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol PAYM. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since March 31, 2016, was as reported below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2018	$0.39	$0.13
March 31, 2018	$0.60	$0.38
December 31, 2017	$0.67	$0.22
September 30, 2017	$0.38	$0.20
June 30, 2017	$0.66	$0.20
March 31, 2017	$0.63	$0.24
December 31, 2016	$0.55	$0.15
September 30, 2016	$0.52	$0.36
June 30, 2016	$0.63	$0.44
March 31, 2016	$0.63	$0.42

On July 13, 2018, our common stock had a closing price of $0.15.

Holders

As of June 29, 2018, there were approximately 203 security holders of record of our common stock.

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

On January 30, 2017, the Company granted 200,000 stock options with an exercise price of $.25 to a consultant. The options expire seven years from the date of issuance.

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

On February 21, 2017, the Company entered into and completed a membership interest purchase agreement to acquire 100% of the membership interests of Basalt America. Basalt America was organized under the laws of the State of Florida in November 2016. Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Our former Chairman and CEO, Edward A. Cespedes and our Director and largest individual shareholder, Vincent L. Celentano, were the Managing Members of Basalt America. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. For accounting purposes the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Basalt America are the same and control the activities of the respective companies.

As part of this agreement Basalt America entered into a letter agreement with Raw Energy Materials Corp and RAW Materials Corp.

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

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of three years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice. The Company recorded an expense of $9,471 for the shares vested during the period.

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 250,000 restricted common shares and agreed to issue additional 250,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of three years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice. The Company recorded an expense of $4,735 for the shares vested during the period.

On June 12, 2017, the Company sold a total of 15,000 shares to an accredited investor for proceeds of $3,750 ($0.25 per share).

On June 12, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 12, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 27, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 30,000 shares for a strike price of $0.40 and five-year warrants to acquire 30,000 shares for a strike price of $0.60 per share

On June 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 29, 2017, a related party converted $368,366 of convertible notes issued from 2014 to 2016 to 2,248,620 restricted common shares. The dollar amount included $323,048 of principal and $45,318 of accrued interest.

On June 30, 2017, the Company sold a total of 1,000,000 shares to an accredited investor for proceeds of $250,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 500,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 30, 2017, the Company sold a total of 215,000 shares to a related party for proceeds of $53,750 ($0.25 per share).

On July 1, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of three years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice.

On July 18, 2017, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $18,750 ($0.25 per share).

On July 24, 2017, the Company entered into a consultant agreement with a consultant to provide sales development services. Upon entering into the agreement, the Company issued the consultant 100,000 restricted common shares valued at $29,070 ($0.2907.per share). The term of the agreement is for a period of one-year.

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

On September 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

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

On September 27, 2017, the Company sold a total of 120,000 shares to accredited investors for proceeds of $30,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and five-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On October 17, 2017, the Company sold a total of 25,000 shares to an accredited investor for proceeds of $6,250 ($0.25 per share).

On October 17, 2017, the Company granted options to purchase 1,250,000 shares at a strike price of $0.25 per share to three members of its Board of Directors. The options were immediately vested upon issuance and expire on October 17, 2022.

On October 17, 2017, the Company granted an option to purchase 60,000 shares at a strike price of $0.25 per share to 3 employees. Twenty-five percent of the options were immediately vested at the time of issuance with the remainder having a vesting schedule of twenty-five percent per annum on each of October 17, 2018, October 17, 2019, and October 17, 2020. The options expire on October 17, 2022.

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

On October 30, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share). In addition, the investor received five-year warrants to acquire 5,000 shares for a strike price of $0.40 and five-year warrants to acquire 5,000 shares for a strike price of $0.60 per share.

On November 1, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and five-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On November 3, 2017, the Company sold a total of 400,000 shares to a related party for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and five-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On November 7, 2017, the Company entered into a consultant agreement with 5 consultants to provide sales development, marketing and engineering services. Upon entering into the agreement, the Company issued the consultants 380,000 restricted common shares valued at $121,600 ($0.32.per share). The term of the agreement is for a period of one-year.

On November 14, 2017, the Company sold a total of 1,520,000 shares to a related party for proceeds of $380,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 760,000 shares for a strike price of $0.40 and five-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

On November 16, 2017, the Company issued 1,250,000 shares in conjunction with three previously disclosed consulting agreements.

On November 21, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and five-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On November 28, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On November 30, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and five-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On December 4, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and five-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 5, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 11, 2017, Basalt America entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bears interest of 10% per annum and matured on March 11, 2018. Basalt America could prepay the note in part or in full without penalty. On February 16, 2018, Basalt America fully repaid this note and $690 of accrued interest.

On December 16, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and five-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 80,000 shares to an accredited investor for proceeds of $20,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 40,000 shares for a strike price of $0.40 and five-year warrants to acquire 40,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 21, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and five-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

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

Overview

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products, which included the general and administrative expenses, associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products and development of Basalt America.

Results of Operations

Revenues for the year ended December 31, 2017, totaled $9,664 and were derived from sales of small amounts of sales of our concrete reinforcement products.

Discontinued operations - revenue

Revenue of $37,909 of apparel sales from our now discontinued business, Paymeon Brands, and from limited. Revenues for the year ended December 31, 2016 were $394,219 were primarily derived from the sale of electric bicycles made by Prodeco Technologies. The $356,310 decrease represents a decrease of 90% over the same periods in 2016 and reflects our shift towards the startup of our Basalt America business.

Operating expenses for year ended December 31, 2017, totaled $2,355,360, reflecting a decrease of $437,538 or 23% from $1,917,822, for the year ended December 31, 2016.

The net decrease in operating expenses for the year ended December 31, 2017 over the year ended December 31, 2016 were primarily due to the increased general and administrative (G&A) expenses of $282,299 offset by lower consulting expenses of $126,859 primarily due to a lower issuance of common stock for services, increased travel and entertainment expenses, increased professional fees of $133,540, and increased payroll and payroll taxes of $148,558 due to additional staff associated with Basalt America, including the hire of additional machine operators.

Liquidity and Capital Resources

At December 31, 2017, we had $188,738 of cash compared to $88,338 at December 31, 2016. The Company had a working capital deficit of $1,919,925 at December 31, 2017 compared to $2,754,729 at December 31, 2016. We require additional working capital to expand our operations of Basalt America to try to achieve profitability. See “Plan of Operations” below.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2017, the Company had an accumulated deficit of $15,225,303. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require financing for our plan of operations.

During the years ended December 31, 2017 and 2016, the Company used cash in operations in the amount of $2,298,425 and $377,502, respectively. The principal elements of cash used in operations for the year ended December 31, 2017 included a loss of $2,935,112, an increase in inventory of $377,184, a decrease in accrued expenses of $500,000 offset by a loss on leasehold of $221,328, stock-based compensation of $815,790 and an increase in accounts payable and other accrued expenses of $321,219. The principal elements of cash used in operations for the year ended December 31, 2016 were a net loss of $3,697,453 offset by amortization of debt discount $200,716, loss on extinguishment of debt $1,078,232, warrants and options issued for services of $1,138,842, common stock issued for services of $407,680 and an increase in accounts payable and other accrued expenses of $268,197.

Cash used in investing activities during the year ended December 31, 2017 was $1,516,881 compared to $2,160 in the prior year. In the year ended December 31, 2017, the Company purchased equipment in the amount of $456,881 and paid deposits on machinery and equipment in the amount of $1,060,000 compared to $2,160 for the purchase of equipment in the prior year.

Cash provided by our financing activities was $3,915,706 for the year ended December 31, 2017, compared to $417,757 during the comparable period in 2016. For the years ended December 31, 2017 and 2016 the Company has been very dependent on generating operating capital through the issuance of debt and sale of common stock. For the year ended December 31, 2017, the Company received $3,175,680 from the issuance of common stock for cash compared to $293,000 for the same period in the prior year. During the year ended December 31, 2017 the Company raised $502,500 through the sales of interest in the joint venture in Basalt Territory #1 as well as the issuance of notes in the amount of $245,000 of which $215,000 was to related parties. During the year ended December 31, 2016, the Company issued convertible notes payable of $63,975 as well as received proceeds from a related party of $33,397 and purchase order financing, net of repayments, in the amount of $27,385.

During the year ended December 31, 2017 our working capital position improved over the prior year based on the Company’s ability to sell common stock. The current assets of the Company increased by $500,986 with cash increasing by $100,400 and inventory increasing by $380,265. Our liabilities for the year ended December 31, 2017 decreased by $338,818 which was mainly due to the decrease of convertible notes through the conversion to common stock.

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

Critical Accounting Policies and Estimates

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

Under Accounting Standards Codification (“ASC”) 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows as it relates to revenue for Basalt America.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales.

Discontinued Operations

The Company recognized revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured in accordance with FASB ASC 605, Revenue Recognition, as amended and interpreted. Cash received by the Company prior to shipment was recorded as deferred revenue. Sales were made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC No. 718, Compensation – Stock Compensation. Under FASB ASC No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC No. 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB ASC.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU had no material impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We have adopted the new revenue standards effective January 1, 2018. The adoption of this ASU had no material impact on our results of operations, cash flows or financial position.

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

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 7, 2017, the Company dismissed Liggett & Webb, P.A. as its independent registered public accounting firm and engaged KBL, LLP as its independent registered public accounting firm. Liggett & Webb, P.A. audited the financial statements for the years ended December 31, 2016 and December 31, 2015. The dismissal of Liggett & Webb, P.A. was approved by our Board of Directors on June 7, 2017. Liggett & Webb, P.A. did not resign or decline to stand for re-election. We do not currently have an audit committee.

The report of Liggett & Webb, P.A. dated April 26, 2017 on our consolidated balance sheets at December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016 and December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles, other than such report was qualified as to our ability to continue as going concern.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. We have identified material weaknesses in our internal control over financial reporting related to proper segregation of duties; timely filing of our annual and quarterly reporting to the SEC and related to information technology controls related to our inventory system.

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

Name	Age	Position

Vincent L. Celentano	52	Chairman of the Board of Directors, Chief Executive Officer and Principal Financial Officer
Ronald J. LoRicco, Sr.	52	Director
Paul M. Sallarulo	62	Director
Frank Monti, Sr.	78	Director

Vincent L. Celentano. Vincent Celentano has served as a director of our company since February 2016 and as chairman and chief executive officer since April 13, 2018. Mr. Celentano is an experienced investor with interests in real estate, online media and medical service facilities. From 2012 to present, Mr. Celentano has been an investor in Prodeco Technologies, LLC, a private manufacturer of electric bikes based in Fort Lauderdale, Florida. In 2010, Mr. Celentano became the principal investor in Legendary Trails, a 200-acre residential development located in Ocala, Florida. From 2007 to 2010, Mr. Celentano was the founder of WCIS Media, LLC, the owner of whocanisue.com, a legal lead generation platform. From 2007 to 2010, Mr. Celentano also owned interests in various medical industry related entities that owned and operated imaging facilities, ambulatory surgical centers, and chiropractic centers. In 2005, Mr. Celentano acquired an interest in Holiday Isle Resort and Marina located in the Florida Keys, which was later sold in April, 2006 for $98.25 million. From 2002 until its sale in 2006, Mr. Celentano was the Managing Partner of Baypoint South in Naples, Florida, a 161 unit condominium conversion project.

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

Ronald J. LoRicco, Sr. Ronald J LoRicco, Sr. has served as a member of our board of directors since June, 2017. Mr. LoRicco attended Fairfield University where he received a Bachelor of Arts degree in 1986. Thereafter, he received a Juris Doctor degree from Quinnipiac College School of Law, formerly known as the University of Bridgeport, School of Law, in 1989, when he became affiliated with the firm. Mr. LoRicco practices in the areas of civil litigation, insurance defense, criminal law, estate planning and administration and workers’ compensation. He is also admitted to practice in United States District Court for the District of Connecticut. Mr. LoRicco is a member of the American, Connecticut, and New Haven Bar Associations, American Trial Lawyers Association and Connecticut Trial Lawyers Association. Mr. LoRicco presently serves several organizations. He supports the Board of the Jimmy Fund in its fundraising efforts. The Jimmy Fund is a local charitable organization providing assistance to families who have children suffering from cancer. He is also an avid supporter of the Juvenile Diabetes organization and the Yale New Haven Children’s Hospital.

Frank O. Monti, Sr. Frank O. Monti, Sr. has served as a member of our board of directors since 2017. Mr. Monti is founder of CAM HVAC & Construction. Founded in 1974, CAM HVAC & Construction Inc. is a family-owned business focused on installing and repairing heating, ventilation and air conditioning systems. As a complete mechanical contracting company, CAM installs and services heating, ventilation and air conditioning equipment and systems. Supported by 45 employees including highly skilled and licensed service technicians, pipefitters and sheet metal fabricators and installers, CAM provides a full range of services for both public bid projects and private companies.

Directors

Our Board of Directors consists of four members. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees of the Board of Directors

We have not established any committees including an Audit Committee a Compensation Committee or a Nominating Committee, or any committee performing a similar function. We are an early stage company and have been unable to attract qualified independent directors to serve on our board. Our board of directors consists of only four members and has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Markets, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2017. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Financial Statements for the year ended December 31, 2017 appearing elsewhere in this report.

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Vincent L. Celentano (1)	$—	$—	$—	$—	$—	$30,900	$30,900
Paul Sallarulo (2)	$10,000	$125,000	$62,500	$—	$—	$—	$197,500
Frank Monti, Sr. (3)	$—	$—	$125,000	$—	$—	$—	$125,000
Ronald J. LoRicco, Sr. (4)	$—	$—	$125,000	$—	$—	$—	$125,000
Edward A. Cespedes (5)	$—	$—	$—	$—	$—	$—	$—

———————

(1)

Mr. Celentano received consulting fees for project work done on behalf of the Company. Mr. Celentano receives no other compensation for his service as a director.

(2)

Mr. Sallarulo was issued 250,000 shares of restricted common stock on April 13, 2017. The shares were valued at the time at $125,000. On October 17, 2017, Mr. Sallarulo was issued an option to purchase 250,000 shares of Paymeon, Inc. common stock at a strike price of $0.25 per share. The option is valued at $62,500.

(3)

Reflects the value of an option to purchase 500,000 shares of Paymeon, Inc. common stock issued on October 17, 2017 for a strike price of $0.25 per share. The option is valued at $125,000.

(4)

Reflects the value of an option to purchase 500,000 shares of Paymeon, Inc. common stock issued on October 17, 2017 for a strike price of $0.25 per share. The option is valued at $125,000.

(5)

Mr. Cespedes resigned from our board of directors on April 13, 2018. He received no compensation for his service as a director.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of the Code of Ethics is posted on our website (www.paymeon.com). A request for a copy can be made in writing to PayMeOn, Inc., 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311, Attention: Mr. Vincent L. Celentano.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at PayMeOn, Inc., 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311. Attention: Mr. Vincent L. Celentano. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2017.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

Our principal executive officer or other individual serving in a similar capacity;

•

Our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)	All Other Compensation($)	Total ($)

Edward Cespedes	2016	$175,000	$—	$—	$13,462	$188,462	[1]
	2017	$175,000	$—	$—	$13,462	$188,462	[2]

———————

1 Approximately $109,670 of salary and $53,486 of vacation have been accrued but not paid.

2 Approximately $469,000 of salary and $36,000 of vacation have been accrued but not paid.

On March 19, 2018, Mr. Cespedes forgave $200,000 of accrued payroll due him.

Mr. Cespedes resigned from the Company on April 13, 2018.

Employment Agreements

Effective August 15, 2011, the Company entered into an executive employment agreement with Edward Cespedes. Under the terms of the executive employment agreement, Mr. Cespedes had agreed to serve as our chief executive officer. The term of the agreement was one year and extended until either party provided written notice to the other party not to further extend the agreement. The agreement provided for an initial base salary of $250,000 per year with an increase at the discretion of the board of directors, paid vacation of at least four weeks per year and a reimbursement of all reasonable expenses. We had also entered into an indemnification agreement with Mr. Cespedes. Due to the Company’s financial situation, on July 18, 2014, Mr. Cespedes forgave approximately $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

On March 19, 2018, Mr. Cespedes forgave $200,000 of accrued payroll. Mr. Cespedes resigned from the Company on April 13, 2018.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

How Compensation for our Directors and Executive Officers was Determined

During 2017, our non-executive directors received stock and stock option awards commensurate with what we believe is commensurate with the pay of directors of publicly traded entities similar to ours. One of our directors received a cash payment of $10,000 upon joining the board. Our chairman, Vincent L. Celentano, received $30,900 over the course of 2017 for fees related to project work done for the Company. Edward Cespedes, our chief executive officer during 2017 and until April 13, 2018, was compensated as per his employment agreement entered into on August 15, 2011 and amended on July 18, 2014. Mr. Cespedes resigned on April 13, 2018.

2017 Option Grants to Executive Officers

None.

Outstanding Equity Awards At Fiscal Year-End

None.

Equity Compensation Plan Information

None. We have not issued any options, warrants or other equity or non-equity-based incentives nor has any equity award/compensation has been awarded to, earned by, or paid to any of our executive officers, directors or key employees; therefore, we have omitted an Outstanding Equity Awards at Fiscal Year End Table as permitted under Regulation S-K. Further, as a “smaller reporting company” we are providing the scaled disclosures as permitted by Regulation S-K and therefore, have omitted a Grants of Plan Based Award Table, Options Exercised and Stock Vested Table, Pension Benefits Table and Nonqualified Deferred Compensation Table.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of June 25, 2018, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 2688 NW 29TH Terrace, Building 13, Oakland Park, Florida 33311. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 131,018,674 of common stock outstanding as of June 25, 2018, together with 3,913,801 shares of securities exercisable or convertible into shares of common stock within sixty (60) days of June 25, 2018 for each stockholder.

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership	% of Class
Vincent L. Celentano (1)	24,399,525	17.35%
RVRM Holdings, LLC (2)	19,250,000	14.31%
CAM Group of Florida, Inc. (3)	600,000	0.08%
Paul Sallarulo (4)	501,160	0.19%
Edward A. Cespedes (5)	13,996,892	9.92%
Totals	58,747,577	43.54%

———————

(1)

Includes shares held by Mr. Celentano directly and by two companies of which he is the 100% owner and manager, Celentano Consulting Company, LLC and VCVC, LLC. Also includes 1,000,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.51 per share, and 663,801 shares issuable upon conversion of outstanding convertible notes in the aggregate principal and interest amount of $223,552.

(2)

RVRM Holdings, LLC is controlled by our director, Ronald J. LoRicco, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share.

(3)

CAM Group of Florida, Inc. is controlled by our director, Frank Monti, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share.

(4)

Includes 250,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share.

(5)

Includes shares held by Mr. Cespedes directly, by the Edward A. Cespedes Revocable Trust Dated August 2007, and by EAC, a holding company owned 100% by Mr. Cespedes. Also includes 1,000,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.51 per share. Mr. Cespedes resigned on April 13, 2018.

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

As of December 31, 2016, the Company had issued and outstanding a series of unsecured promissory notes in the aggregate principal amount of $535,048 to Vincent Celentano and William Celentano and their affiliated entities. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price ranging from $0.10 to $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company used the proceeds for working capital purposes. William Celentano is the brother of Vincent Celentano. Each person disclaims beneficial interest in the securities held by the other. During the year ended December 31, 2017 Vincent and William Celentano and their affiliated entities converted $368,336 of notes and accrued interest into 2,248,620 shares of common stock.

On March 19, 2018, the Company amended the Note with CAM Group of Florida, Inc. CAM Group of Florida, Inc. is controlled by one of our directors, Frank Monti, Sr. The Note is for the amount of $200,000 and was originally issued on August 9, 2017 and was then extended to February 28, 2018. The Note was amended to be a “demand” note. The Note is now due on demand from the Lender. The Lender agreed to amend the Note with no penalty and all original terms remain in place.

On March 28, 2018, the Company borrowed $50,000 (out of the total availability of $100,000) under the Demand Revolving Credit Line from EAC. The Demand Revolving Credit Line bears interest at an annual rate of 5%. EAC is controlled by our former chairman and chief executive officer. The amount borrowed is due on demand. EAC issued a demand for repayment on April 13, 2018 which has not been paid through the date of this filing.

The Company maintains two corporate credit cards that are secured by our former chairman and chief executive officer. As of June 21, 2018, one corporate credit card was paid in full and closed. Also, as of June 21, 2018, the remaining corporate credit card has an outstanding balance of approximately $49,286.

On April 27, 2018, the Company issued an unsecured promissory note in the principal amount of $50,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

Currently, we have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to ensure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firms of KBL, LLP and Liggett & Webb P.A. (formerly known as Liggett, Vogt & Webb, P.A.), as well as the fees charged for such services. In its review of non-audit service and its appointments of KBL, LLP and Liggett & Webb P.A., the Company’s independent registered public accounting firms for the respective years, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by KBL, LLP and Liggett & Webb P.A. were approved by the Board, acting as our Audit Committee. The following table shows the fees for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees (1)	$29,625	$47,000
Audit Related Fees (2)	$15,000	$—
Tax Fees	$4,850	$4,850
All Other Fees	$—	$—

———————

(1).

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the respective years.

(2)

Audit Related Fees – these fees relate to the audited and unaudited financial statements for Basalt America.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated February 17, 2011	8-K	3/21/11	2.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.5	Bylaws	S-1/A	12/8/11	3.5
10.1	Indemnification Agreement	8-K	2/18/11	10.1
10.2	Sublease Agreement	8-K	10/28/15	10.2
10.3	Employment Agreement with Edward Cespedes	8-K	8/15/11	10.1
10.4	Agreement with Adility, Inc.	S-1/A	12/8/11	10.7
10.5	Form of Secured Convertible Promissory Note	8-K	1/3/13	10.1
10.6	Form of General Security Agreement	8-K	1/3/13	10.2
10.7	WCIS Asset Purchase Agreement effective April 1, 2013	DEF 14A	3/19/13
10.8	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC	8-K	7/22/14	10.1
10.9	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC	8-K	7/22/14	10.2
10.10	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014	8-K	7/22/14	10.3
10.11	Form of Non Exclusive Dealer Agreement with Prodeco Technologies LLC	10-K	3/26/15	10.12
10.12	Form of 7% Unsecured 12 Month Promissory Note issued by Prodeco Technologies, LLC in Favor of Paymeon, Inc.	10-K	3/26/15	10.13
10.13	Unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	8-K	10/28/15	10.1
10.14	License Agreement entered on December 11, 2016 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.1
10.15	First Amendment to License Agreement entered into on January 5, 2017 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.2
10.16	Operating Agreement of Basalt America Territory 1, LLC				Filed
10.18	Letter of resignation Ed Cespedes				Filed
10.19	Membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC d/b/a Basalt America				Filed

10.20	3-year extension to unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements				Filed
10.23	Form for all Notes payable related party convertible notes				Filed
10.24	Related party 7% unsecured promissory note dated January 20, 2015 in the principal amount of $75,000 from Prodeco Technologies, LLC				Filed
10.25	Related party $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement with CAM Group of Florida dated August 9, 2017				Filed
10.26	Non-interest bearing demand note from a related party dated May 25, 2017 in the amount of $10,000				Filed
10.27	Non-interest bearing demand note from a related party dated June 2, 2017 in the amount of $5,000				Filed
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company				Filed
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
32.1	Certification Pursuant to Section 1350				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2018

PayMeOn, Inc.

By:	/s/ Vincent L. Celentano
Vincent L. Celentano
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. LoRicco, Sr.	Director	July 17, 2018
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	July 17, 2018
Paul M. Sallarulo

/s/ Frank Monti, Sr.	Director	July 17, 2018
Frank Monti, Sr.

INDEX TO FINANCIAL STATEMENTS

PAYMEON, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of PayMeOn, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PayMeOn, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as of December 31, 2016, and for the year ended were audited by other auditors, who issued an unqualified opinion on those consolidated financial statements with a going concern uncertainty, with a report date of April 26, 2017. As discussed in Note 4, these consolidated financial statements have been restated to retroactively reflect the acquisition of Rockstar Acquisitions, LLC. In our opinion such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

We have served as the Company’s auditor since 2017.

KBL, LLP

New York, NY

July 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

PayMeOn, Inc.

We have audited the accompanying consolidated balance sheet of PayMeOn, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of PayMeOn, Inc. and Subsidiaries as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 4 for the acquisition of Rockstar Acquisitions, LLC and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KBL, LLP and are included in their audit report dated July 16, 2018.

Very truly yours,

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 26, 2017

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$188,738	$88,338
Inventory	380,265	—
Prepaid expenses	57,793	48,362
Current assets held for sale	—	11,916
Other current assets	24,000	1,194
TOTAL CURRENT ASSETS	650,796	149,810

Fixed assets, net	456,709	227,397
Licensing agreements, net	447,260	497,260
Deposits	1,060,000	12,397
TOTAL LONG TERM ASSETS	1,963,969	737,054

TOTAL ASSETS	$2,614,765	$886,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$355,684	$346,525
Accounts payable - related party	—	500,000
Due to related party	51,048	56,635
Customer deposits	—	34,634
Accrued expenses	1,224,716	1,058,446
Current liabilities held for sale	4,000	5,885
Notes payable	30,000	2,000
Notes payable - related party	215,000	—
Liability for stock to be issued	100,000	—
Note payable - convertible	300,000	300,000
Notes payable related party- convertible	290,273	600,414
TOTAL CURRENT LIABILITIES	2,570,721	2,904,539

TOTAL LIABILITIES	2,570,721	2,904,539

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 128,305,800 and 97,680,242 shares issued and outstanding, respectively as of December 31, 2017 and December 31, 2016	128,306	97,680
Additional paid in capital	14,917,066	10,174,836
Subscription receivable	(500)	—
Accumulated deficit	(15,225,303)	(12,290,191)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) - CONTROLLING INTEREST	(180,431)	(2,017,675)
Non-controlling interest	224,475	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	44,044	(2,017,675)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,614,765	$886,864

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
Revenue
Products Sales - Rebar	$9,664	$—
Total revenue	9,664	—

Total cost of goods sold	5,860	—

Gross Profit	3,804	—

OPERATING EXPENSES
Professional fees	251,971	118,431
Payroll and payroll taxes	333,511	184,953
Consulting	933,548	1,060,407
General and administrative	836,330	554,031
Total Operating Expenses	2,355,360	1,917,822

NET LOSS FROM OPERATIONS	(2,351,556)	(1,917,822)

OTHER INCOME / (EXPENSES)
Gain on sale of investment	—	30,000
Interest on judgment	(18,472)	(18,521)
Interest expense	(151,851)	(285,457)
Total other expenses	(170,323)	(273,978)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(2,521,879)	(2,191,800)

LOSS FROM DISCONTINUED OPERATIONS	(413,208)	(1,505,653)

Net loss before provision for income taxes	(2,935,087)	(3,697,453)

Provision for income taxes	—	—

NET LOSS	(2,935,087)	(3,697,453)
Net income attributable to non-controlling interest	25	—
Net loss attributable to controlling interest	$(2,935,112)	$(3,697,453)

Net loss per share - basic and diluted
Continuing operations	$(0.024)	$(0.143)
Discontinued operations	(0.004)	(0.104)
Total	$(0.028)	$(0.247)

Weighted average number of shares outstanding - basic and diluted	104,587,211	14,447,469

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECMEMBER 31, 2017 AND 2016

					Additional			Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	Deficit
Balance December 31, 2015	—	$—	12,863,457	$12,863	$6,701,380	$(8,592,738)	$—	$—	$(1,878,495)
Stock-based compensation	—	—	—	—	1,138,842	—	—	—	1,138,842
Beneficial Conversion feature on convertible debt	—	—	—	—	62,725	—	—	—	62,725
Common stock issued for services	—	—	790,000	790	359,410	—	—	—	360,200
Shares issued for cash	—	—	1,500,000	1,500	291,500	—	—	—	293,000
Shares of stock issued in conversion of notes payable and accrued interest	—	—	2,026,785	2,027	1,112,705	—	—	—	1,114,732
Basalt America equity	—	—	80,500,000	80,500	508,274	—	—	—	588,774
Net loss	—	—	—	—	—	(3,697,453)	—	—	(3,697,453)

Balance December 31, 2016	—	—	97,680,242	97,680	10,174,836	(12,290,191)	—	—	(2,017,675)
Purchase of Basalt America (representing capital contributions in Basalt America prior to acquisition by the Company)	—	—	95,500,000	15,000	985,000		—	—	1,000,000
Shares issued in conversion of convertible notes payable - related parties and accrued interest	—	—	2,248,620	2,249	366,087	—	—	—	368,336
Shares issued to extend debt (recorded as interest expense)	—	—	200,000	200	71,800	—	—	—	72,000
Stock-based compensation	—	—	—	—	815,790	—	—	—	815,790
Shares issued for cash	—	—	9,446,938	9,447	2,166,733	—	—	—	2,176,180
Shares issued for services	—	—	3,730,000	3,730	58,770	—	—	—	62,500
Interest in joint venture - Basalt Territory 1	—	—	—	—	278,050	—	—	—	278,050
Subscription receivable	—	—	—	—	—	—	(500)	—	(500)
Non-controlling interest	—	—	—	—	—	—	—	224,450	224,450
Net loss	—	—	—	—	—	(2,935,112)	—	25	(2,935,087)

Balance December 31, 2017	—	—	$128,305,800	$128,306	$14,917,066	$(15,225,303)	$(500)	$224,475	$44,044

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(2,935,112)	$(3,697,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	25	—
Cash effect of acquisition of Basalt America	—	77,997
Depreciation	18,638	65,131
Amortization of debt discount	10,407	200,716
Loss on extinguishment of debt	72,000	1,078,232
Stock-based compensation	815,790	1,138,842
Loss on leasehold and deposit	221,328	—
Amortization of license agreement	50,000	—
Common stock issued for services	62,500	407,680
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(9,431)	7,327
(Increase) decrease in inventory	(377,184)	55,836
Decrease in accounts receivable	8,835	—
Increase in other current assets	(22,806)	(499)
Decrease in accrued expenses - related party	(500,000)	(10,544)
Increase (decrease) in customer deposits	(34,634)	31,036
Increase in accounts payable and accrued expenses	321,219	268,197
Net cash used in operating activities	(2,298,425)	(377,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(456,881)	(2,160)
Deposits on machinery and equipment	(1,060,000)	—
Net cash used in investing activities	(1,516,881)	(2,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from purchase order funding	—	55,000
Proceeds from purchase order funding - related party	—	4,000
Repayment to related party	(5,589)	—
Proceeds from notes payable - related party	215,000	—
Proceeds from related party	—	33,397
Repayment of purchase order funding	(1,885)	(31,615)
Proceeds from notes payable	30,000	5,000
Repayment of note payable	—	(5,000)
Proceeds from sale of JV interest	502,500	—
Proceeds from notes payable related party - convertible	—	63,975
Proceeds from sale of common stock	3,175,680	293,000
Net cash provided by financing activities	3,915,706	417,757

NET INCREASE IN CASH	100,400	38,095

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88,338	50,243

CASH AND CASH EQUIVALENTS AT END OF YEAR	$188,738	$88,338

See accompanying notes to consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2017	2016
Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosure of non cash investing & financing activities:

During the year ended December 31, 2016, the Company received $63,975 from a related party in exchange for convertible notes payable of $63,975 with the beneficial conversion feature valued at $62,725.

During the year ended December 31, 2016, the Company issued 500,000 shares of common stock valued at $235,000 ($0.47 per share) for prepaid consulting services.

During the year ended December 31, 2016, the Company issued 2,026,785 shares of common stock valued at $1,114,732 ($0.55 per share) for the conversion of $36,500 of loans and purchase order financing. The Company recognized a loss on the conversion of $1,078,232.

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Basalt America. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. As of December 31, 2016 Basalt America, had 80,500,000 membership units outstanding. For accounting purposes, the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Basalt America are the same and control the activities of the respective companies. As of December 31, 2016, the Company acquired cash of $77,997, licenses net of amortization of $497,260, accounts payable of $12,585 and accounts payable related - related party of $500,000.

See accompanying notes to consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

On March 16, 2011 PayMeOn, Inc., a Nevada corporation organized on May 30, 2006 (the "Company" or “PayMeOn”) completed its agreement and plan of merger (the "Merger Agreement") to acquire Hyperlocal Marketing, LLC, a Florida limited liability company ("Hyperlocal"), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of the Company common stock, which equals approximately 50.1% of the total shares of the Company issued and outstanding following the merger on a fully diluted basis. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition. Hyperlocal is considered the accounting acquirer and the acquire is the Company since the members of Hyperlocal obtained voting and management control of the Company and the transaction has been accounted for as a reverse merger and recapitalization.

Hyperlocal was originally organized in the State of Florida on January 22, 2010. The Company has focused its efforts on organizational activities, raising capital, software development and evaluating operational opportunities.

In 2014, the Company began selling Prodeco Technologies, LLC brand electric bicycles, an affiliate entity, of which the Company acquired a 19.4% equity interest. During 2015, the Company expanded its sales of electric bicycles to include sales of electric bicycles and related products made by other manufacturers in a retail store location in Fort Lauderdale.

During the first quarter of 2016, the Company formed a new subsidiary, PayMeOn Brands, Inc., to pursue the business of developing, marketing, managing and monetizing lifestyle brands and products. The Company intended to develop and leverage its relationships and expertise with respect to manufacturing processes, wholesale and retail distribution networks, and social influencer promotion, primarily targeting youth oriented "lifestyle" markets to create and grow new and existing brands across several market segments.

On October 16, 2016, the Company formed a new, wholly-owned company called Xtreme Fat Tire Bike Holdings, LLC (“Xtreme”). The Company was formed to pursue potential development of the “fat tire” segment of the electric bikes market. To date, Xtreme has had no material operations.

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC d/b/a Basalt America (“Basalt America”). Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. For accounting purposes, the transaction is recorded at historical cost in accordance with ASC 805-50-25-2 as this is considered an acquisition of entities under common control as the Board of Directors of the Company and of Basalt America are the same and control the activities of the respective companies.

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture (“Joint Venture”) with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used as a deposit to purchase future inventory from May to August 2017. Operations commenced during the fourth quarter of 2017. The Company owns 55.3% of the Joint Venture and the investors own 44.7% of the joint venture.

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with an accredited investor for the management of Basalt America Territory 2, LLC, which was to have the exclusive rights to manage sales for Rhode Island. The Joint Venture expected to commence operations during the 4th quarter, 2017. As of the date of this report, the Joint Venture has not been formalized (no definitive documentation, nor operating agreement have been executed) and has not commenced operations. If and when the Joint Venture is formalized, it is expected that the Company will own 50% of the Joint Venture.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(A) Organization (Continued)

On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was effective May 1, 2018. As a result of this disposal under ASC 205-20-45-1E, the Company has presented the assets and liabilities of this segment as held for sale and as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

PayMeOn and its wholly owned subsidiaries are herein referred to as the "Company".

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, PayMeOn Brands, Inc, HLM PayMeOn, Inc. Xtreme Fat Tire Bike Holdings. LLC, Basalt America, and Basalt America Territory 1, LLC, a majority owned subsidiary. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2017, the Company has an accumulated deficit of $15,225,303, a working capital deficiency of $1,919,925 and cash used in operations of $2,298,425 for the year ended December 31, 2017. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

The acquisition of Basalt America and commencement of production related to the products we will produce will require substantial additional investment in plant and equipment. In addition, we will have to invest substantial sums in the creation of a sales and marketing program designed to introduce our products to the industry.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of December 31, 2017.

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the useful lives of depreciable assets, valuation of inventory allowances, valuation of deferred tax asset, stock-based compensation and any beneficial conversion features on convertible debt.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of December 31, 2017 and 2016 the Company has no accounts receivable and therefore the Company has not recorded an allowance for bad debts.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of December 31, 2017 and 2016 the Company has not recorded an allowance for the valuation of the inventory or inventory obsolescence.

(F) Fixed assets

Fixed assets consist of machinery, computer equipment, leasehold improvements and website costs which are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three or seven years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of fixed assets and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

The Company has adopted the provisions of ASC 350-50-15, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. These assets are fully depreciated as of December 31, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation/
Amortization
Asset Category	Period
Machinery	7 Years
Website costs	5 Years
Computer equipment	3 Years

Fixed assets consist of the following:

	December 31, 2017	December 31, 2016

Computer equipment	$13,605	$6,724
Machinery	450,000	—
Leasehold improvements	—	300,000
Website development	24,775	24,775

Total	488,380	331,499
Accumulated depreciation	(31,671)	(104,102)
Balance	$456,709	$227,397

During the year ended December 31, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations. Depreciation expense for the year ended December 31, 2017 and 2016 was $18,638, and $65,131, respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended September 30, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. As of June 15, 2018, the Company has not yet commenced making the $5,000 per month payments required by the extension. The modifications to this debt instrument will be reflected as a material modification in the Company’s quarter ending June 30, 2018.

(G) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. As of December 31, 2017 and 2016, the Company determined that no impairment was necessary.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(H) Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows as it relates to revenue for Basalt America.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales.

Discontinued Operations

The Company recognized revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured in accordance with FASB ASC 605, Revenue Recognition, as amended and interpreted. Cash received by the Company prior to shipment was recorded as deferred revenue. Sales were made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

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

	For the years ended December 31,
Dilutive shares not included in loss per share computation	2017	2016
Options	5,600,000	4,207,181
Warrants	5,650,000	—
Convertible shares	1,598,096	3,684,279
	12,848,096	7,891,460

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(J) Stock-Based Compensation (Continued)

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

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company prior to March 19, 2018 when they decided to dispose of the electric bicycles and apparel lifestyle brands segment to focus entirely on the concrete reinforcement products made from basalt fiber, which was formally disposed on May 1, 2018, had three segments in 2017 and two segments in 2016. As a result of this strategic shift and in accordance with ASC 205-20-45-1E has reclassified two of these segments as assets and liabilities held for sale and discontinued operations. Therefore, the Company only operates in one segment and has not presented segment reporting for the years ended December 31, 2017 and 2016.

(O) Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not anticipate any changes to its provision for income taxes for the tax bill that has gone into effect for fiscal years ending starting in 2018.

	December 31, 2017	December 31, 2016
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(1,104,465)	$(1,391,352)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes) – permanent differences	136,870	906,433
Change in valuation allowance	967,595	484,919

Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	December 31, 2017	December 31, 2016
Deferred income tax asset - related to stock-based compensation and impairment (permanent differences)	$756,064	$756,064
Net operating loss carryforwards	3,092,148	2,124,553
Effect of TCJA recalculation	(1,366,527)	(938,914)
Valuation allowance	(2,481,685)	(1,941,703)
Deferred income taxes	$—	$––

As of December 31, 2017, the Company has a net operating loss carry forward of approximately $8,200,000 available to offset future taxable income through 2037. This results in deferred tax assets of approximately $2,500,000 as of December 31, 2017, offset by a valuation allowance at December 31, 2017 which was approximately $2,500,000. The change in the valuation allowance for the year ended December 31, 2017 was an increase of approximately $540,000. Tax returns for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Basalt America in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net income attributable to the non-controlling interests totaling $25 for the year ended December 31, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer should adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company believes that the adoption of this ASU will not have a material impact on the financial position or results of operations of the Company.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company believes that the adoption of this ASU will not have a material impact on the financial position or results of operations of the Company.

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

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or operating results

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 4 – ACQUISITION OF BASALT AMERICA

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Basalt America. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. As of December 31, 2016, Basalt America had 80,500,000 membership units outstanding. For accounting purposes, the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Basalt America are the same and control the activities of the respective companies.

As the acquisition of Basalt America was deemed to be a transaction between entities under common control, the assets and liabilities were transferred at the historical cost of Basalt America with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period ended December 31, 2016 that were controlled by the previous owners of the Company.

The Company recorded the acquisition of Basalt America as following:

The Company consolidated the total assets and liabilities of Basalt America. Since the consolidation was done retrospectively, the Company adjusted the beginning balance of the following accounts to include balances as if the transaction occurred on November 18, 2016 (Inception). Set forth below is the PayMeOn balance sheet as previously filed for the fiscal year ended December 31, 2016, the net effect of the acquisition and the net effect at December 31, 2016, after the acquisition.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 4 – ACQUISITION OF BASALT AMERICA (CONTINUED)

	PayMeOn, Inc.
	As Previously	Net effect of	Net effect after
	Filed	Acquisitions	Acquisitions
ASSETS

CURRENT ASSETS
Cash	$10,341	$77,997	$88,338
Inventory (1)	11,916	—	11,916
Prepaid expenses	48,362	—	48,362
Other current assets	1,194	—	1,194
TOTAL CURRENT ASSETS	71,813	77,997	149,810

LONG TERM ASSETS
Licensing agreements, net	—	497,260	497,260
Fixed assets, net	227,397	—	227,397
Deposits	12,397	—	12,397
	239,794	497,260	737,054

TOTAL ASSETS	$311,607	$575,257	$886,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$333,938	$12,587	$346,525
Accounts payable - related party	—	500,000	500,000
Due to related party	56,635	—	56,635
Customer deposits	34,634	—	34,634
Accrued expenses	1,058,446	—	1,058,446
Notes Payable	2,000	—	2,000
Purchase order financing (2)	1,885	—	1,885
Purchase order financing - related party, net (2)	4,000	—	4,000
Note payable – convertible	300,000	—	300,000
Notes Payable related party- convertible	600,414	—	600,414
TOTAL CURRENT LIABILITIES	2,391,952	512,587	2,904,539

NOTE PAYABLE – CONVERTIBLE	—	—	—

TOTAL LIABILITIES	2,391,952	512,587	2,904,539

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 17,180,422 and 97,680,422 shares issued and outstanding, respectively pre and post-acquisition	17,180	80,500	97,680
Additional paid in capital	9,666,562	508,274	10,174,836
Accumulated deficit	(11,764,087)	(526,104)	(12,290,191)
TOTAL STOCKHOLDERS' DEFICIT	(2,080,345)	62,670	(2,017,675)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$311,607	$575,257	$886,864

———————

(1)

Reflected as Current assets held for sale on the Consolidated Balance Sheet

(2)

Reflected as Current liabilities held for sale on the Consolidated Balance Sheet

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 5 – DISCONTINUED OPERATIONS

On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was effective May 1, 2018. As a result of this disposal under ASC 205-20-45-1E, the Company has presented the assets and liabilities of this segment as held for sale and as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

	For the Years Ended December 31,
	2017	2016

Revenues	$37,909	$394,219
Cost of goods sold	39,663	235,472

Gross profit (loss)	(1,754)	158,747

Expenses
General and administrative	78,168	357,659
Payroll expense	7,320	126,658
Consulting	86,172	37,000
Depreciation and amortization expense	18,466	64,851
Loss on conversion of debt	—	1,078,232
Loss on lease	221,328	—
Total expenses from discontinued operations	411,454	1,664,400

Loss from discontinued operations	$(413,208)	$(1,505,653)

PAYMEON, INC. AND SUBSIDIARIES

BALANCE SHEETS FROM DISCONTINUED OPERATIONS (HELD FOR SALE)

	December 31, 2017	December 31, 2016
Current assets held for sale - Inventory	$—	$11,916

Current liabilities held for sale – purchase order financing	$4,000	$5,885

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 6 - NOTES PAYABLE RELATED PARTY - CONVERTIBLE

		December 31, 2017	December 31, 2016

Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	10,000	110,691
Note Payable related party - convertible @ $0.20 per share	(c)	20,000	239,975
Note Payable related party - convertible @ $0.30 per share	(d)	182,500	184,382
Total		378,000	700,548

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		—	(12,407)

Total		$290,273	$600,414

———————

(a)

The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (both of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014 the Company amortized $165,500 of the debt discount. Accrued interest at December 31, 2017 and 2016 amounted to $58,052 and $52,275, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018.

(b)

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. During the year ended December 31, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of December 31, 2017 and 2016, the Company fully amortized the debt discount and accrued interest amounted to $2,219 and $1,870 respectively.

(c)

The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of December 31, 2017 and 2016 the Company fully amortized the debt discount and accrued interest amounted to $3,345 and $2,647, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 6 - NOTES PAYABLE RELATED PARTY – CONVERTIBLE (CONTINUED)

(d)

The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock As of December 31, 2017 and December 31, 2016 the Company amortized $182,500 and $171,975 of the debt discount and had accrued interest of $36,972 and $30,602, respectively.

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

NOTE 7 – NOTE PAYABLE - CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of December 31, 2017 and 2016 accrued interest amounted to $35,556 and $25,085, respectively.

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. As of June 15, 2018, the Company has not yet commenced making the $5,000 per month payments required by the extension. As a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 8 – NOTES PAYABLE

On July 13, 2016, HLM PayMeOn, Inc., the Company’s wholly owned subsidiary, entered into a merchant agreement with Summit Capital Partners (“SCP”), whereby it sold $40,500 of accounts receivable (the “Receipts Purchased Amount”) for a total purchase price of $30,000. HLM PayMeOn shall repay $337 daily until the Receipts Purchased Amount is repaid. The Company recorded a $10,500 deferred finance charge on the date of issuance. To secure HLM PayMeOn’s payment and performance obligations to SCP, HLM PayMeOn has granted to SCP a security interest in all HLM PayMeOn’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory. In addition, the Company’s directors have individually guaranteed repayment of the Receipts Purchased Amount. As of December 31, 2017 and 2016 the Company has a balance owed $0 and $1,885, respectively and has amortized a total of $10,500. The $1,885 is included in current liabilities held for sale on the December 31, 2016 consolidated balance sheet.

On December 11, 2017, Basalt America entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bears interest of 10% per annum and matured on March 11, 2018. On February 16, 2018, the Basalt America fully repaid this note plus $690 of accrued interest. The prepayment did not have a penalty associated with it.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party (a director and now current Chief Executive Officer). The note is payable on demand and bears no interest.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party (a director and now current Chief Executive Officer). The note is payable on demand and bears no interest.

On August 9, 2017, the Company was issued a $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement (‘the Note”) with CAM Group of Florida (a company controlled by a current director) in the amount of $200,000 with a due date of November 9, 2017. The note was issued in exchange for third-party payments in that amount. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. On November 27, 2017, the Company was granted an extension to December 31, 2017. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Note was amended to be a “demand” note. The Lender agreed to amend the Note with no penalty and all original terms remain in place. At December 31, 2017 this note had accrued interest of $7,890.

NOTE 10 – PURCHASE ORDER FINANCING

On August 17, 2016, PayMeOn Brands, Inc., a wholly-owned subsidiary of the Company, entered into a purchase order purchase and sale agreement with a third-party purchaser, whereby PayMeOn Brands sold $50,000 of current purchase orders in exchange for $40,000. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to Purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $10,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized the $10,000 deferred finance charge. During the year ended December 31, 2016 the Company repaid a total of $33,500. On December 15, 2016 the holder converted the remaining balance of $16,500 into 883,936 shares of common stock as $0.0187 per share. The fair value price per share at August 17, 2016 was $0.55 per share. Therefore, the Company recorded a $469,665 loss on conversion of debt.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 11 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party through common ownership, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000 cash. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized all of the $1,000 deferred finance charge. As of December 31, 2017 and 2016 the Company had a balance outstanding of $4,000. The $4,000 is included in current liabilities held for sale on the December 31, 2017 and 2016 consolidated balance sheets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Contracts

On August 15, 2011, the Company entered into an employment agreement with its then Chief Executive Officer (who subsequently resigned in April 2018). The agreement was for a period of one year and will remain in effect until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s then Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

For the years ended December 31, 2017 and 2016, the Company recorded a salary expense of $175,000 and $175,000, respectively. Accrued compensation at December 31, 2017 and 2016 was $468,922 and $463,760, respectively (See Note 15) and this is included in accrued expenses on the consolidated balance sheets.

In April 2018, prior to the resignation of the Chief Executive Officer, there was a forgiveness of $200,000 of the accrued payroll.

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of December 31, 2017 and 2016 the Company had accrued $49,796 and $31,325, respectively of interest associated with the judgment.

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The premises are used to operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately five years at an initial monthly sum of $5,617 and an additional five year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ Auctions, LLC a convertible note payable in the amount of $300,000 (See Note 7). During the six months ended June 30, 2017 the Company vacated the location as it was unable to be used to support our retail operations as a result of a car accident in December, 2016. In conjunction with the accident, the landlord informed the Company that it would no longer be expected to be responsible for amounts due under the lease from the time of the accident forward. Accordingly, we have not accrued any amounts due under the lease in our financial statements since the time of the accident. The Company is pursuing legal action against the driver, whom we believe was insured, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

On March 31, 2017, the Company entered into a lease agreement for manufacturing and general office facilities located at 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311 for Basalt America. The facility is for approximately 12,921 square feet. The lease is for six separate six-month terms. The Company has the right to terminate the lease at the end of each term by providing the landlord with 60-days’ notice prior to the end of any of the six-month terms. Lease payments are approximately $11,520 per month during the first two terms of the lease and rise to approximately $12,450 per month during the last two terms of the lease.

Future minimum lease commitments due for facilities leases under operating leases at December 31, 2017 are as follows, if the Company completes all of the separate six-month terms:

2018	$142,343
2019	147,986
2020	37,353
Total minimum lease payments	$327,682

Crowd Funding

Through its wholly-owned subsidiary, PayMeOn Brands, the Company launched a “crowd sourcing” campaign through the online platform known as Indiegogo. The Company intended to crowd source donations for the development of a new, electrically powered tricycle known as the “eChariot.” As part of the campaign, the Company was required to establish a “minimum goal” of donations for its funding requirements. The Company set a minimum goal target for donations of $25,000. The Company surpassed its goal during the quarter and on October 3, 2016 and October 31, 2016, received approximately $25,000 from Indiegogo (after deducting platform and transaction fees). The Company decided to refund all amounts collected. All amounts have been refunded. This subsidiary has been disposed of effective May 1, 2018.

Royalty

On October 7, 2016, legal representatives of Remrylie Licensing, Inc. demanded one of the Company’s retail customers to cease and desist from selling items related to Christopher "Notorious BIG" Wallace's image on PayMeOn Brands’ behalf. Remrylie, owner of the exclusive right to market Notorious BIG's image, claimed that PayMeOn Brands did not have the right to sell certain items it was selling through its retail customer. While we believe that the claims were without merit, we decided to cooperate and allow our retail customer to remove the items in question. On November 29, 2016 the Company and Remrylie Licensing, Inc., agreed to settle their dispute over royalty payments for sales of merchandise related to the estate of Notorious BIG. The Company paid $7,000 and the Parties mutually agreed to end the dispute and mutually indemnify each other. The Company disposed of this subsidiary and has ceased selling these items and has no plans in selling them in the future.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Basalt America and RAW Energy Materials Corp., Global Energy Sciences, LLC, and RAW LLC

On February 21, 2017, the Company assumed certain obligations in conjunction with its acquisition of Basalt America, including:

On December 11, 2016, Basalt America entered into a License Agreement with Raw Energy Materials Corp. (“RAW”) for exclusive rights for use of certain intellectual property associated with the production of certain concrete reinforcement products for the construction industry. On February 2, 2017, RAW assigned the License Agreement to its affiliate, Global Energy Sciences, LLC (“Global Energy”). The License Agreement provided for Basalt America to have exclusive rights for use of the intellectual property in conjunction with product sales for the State of Florida, the Caribbean Islands (excluding Cuba), and Peru (“Licensed Territory”). In addition, Basalt America had purchase rights on a “Right of First Refusal” basis for areas outside the Licensed Territory. The License Agreement required that Basalt America purchase goods used in its production of the products from RAW or its affiliates for a purchase price equal to RAW’s gross-cost plus five percent. In addition, under the original agreement, RAW or its affiliates were entitled to sales commissions for any sales of products generated within Basalt America’s Licensed Territory they solicit by their own initiative from bona fide third parties that become new customers. Sales commissions would be paid according to the following commission schedule:

RAW generated sales within the Licensed Territory	RAW Commission
Up to $1,000,000	5%
$1,000,001 to $2,000,000	4%
$2,000,001 to $3,000,000	3%
$3,000,001 to $4,000,000	2%
$4,000,001 +	1%

First Amendment to License Agreement Between Basalt America and RAW Energy Materials Corp. and RAW LLC:

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

On January 5, 2017, Basalt America entered into a First Amendment to License Agreement (“First Amendment”) whereby in addition to the State of Florida, the Caribbean Islands (excluding Cuba) and Peru, Basalt America expanded its Licensed Territory to include the continental United States in exchange for a $500,000 Option Fee and certain other obligations (further detailed in a Post-Closing Letter Agreement). The First Amendment provides certain operational parameters that Basalt America must meet by July 1, 2018 in order to maintain its exclusivity within the Licensed Territory. Basalt America and RAW are negotiating this clause as of the date of filing. The Option Fee was paid to RAW on January 11, 2017. The First Amendment also entitles RAW to receive 4% of the total gross sales of Basalt America’s business operations within the Licensed Territory.

As of December 31, 2017, $388 was due under the percentage of gross sales obligations to RAW or its affiliates.

On April 18, 2018, Basalt America and the Company received a letter from counsel representing RAW LLC providing formal notice that Basalt America and the Company had breached and/or violated several sections of its license agreement and amendments, and that RAW LLC was immediately terminating all agreements and amendments. The Company does not believe it is in breach of its agreements and is working towards reaching an amicable solution. The Company is prepared to pursue litigation if it cannot achieve a resolution.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Post-Closing Letter Agreement

On January 5, 2017, Basalt America RAW Energy Materials, LLC (“RAW”), and RAW Materials Corp (“RAW Materials”) entered into a Post-Closing Letter Agreement (“Letter Agreement) that detailed, among other things, financial obligations of Basalt America in addition to the Option Fee. The Letter Agreement also detailed that Basalt America would continue to own 10% of Raw Materials and that RAW Materials would serve as the global clearinghouse for any manufacturing operations conducted by Don Smith.  The investment value was written off by Basalt America prior to the acquisition by the Company.

As of December 31, 2017, the Company has not recorded the remaining $600,000 per the post-closing letter agreement as they have neither taken delivery or paid for the remaining rebar machines owed to them under this agreement. As a result, the Company has an off-balance sheet commitment of $600,000 payable to RAW. The Company has paid $1,000,000 of the $1,600,000 for additional rebar machines and this amount is reflected on the Company’s consolidated balance sheet as a deposit on equipment. The obligations are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd & 4th Qtr 2017and 1st Qtr. 2018- partially met

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations have commenced during the fourth quarter of 2017. The Company owns 55.3% of the joint venture and the investors own 44.7% of the joint venture. Through December 31, 2017, the Company entered into term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory. As of December 31, 2017, the non-controlling interest amounted to $224,475.

During the six months ended June 30, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. As of the date of this report, the Joint Venture has not been formalized (no definitive documentation, nor operating agreement have been executed) and has not commenced operations. If and when the Joint Venture is formalized, it is expected that the Company will own 50% of the Joint Venture.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001. The designations and attributes of the preferred stock are subject to the future determination by the Company's board of directors. The Company has not issued any preferred shares.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

Calendar Year 2017

On January 30, 2017, the Company granted 200,000 stock options with an exercise price of $.25 to a consultant. The options expire seven years from the date of issuance.

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

On February 21, 2017, the Company entered into and completed a membership interest purchase agreement to acquire 100% of the membership interests of Basalt America. Basalt America was organized under the laws of the State of Florida in November 2016. Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Former Chairman and CEO and current consultant, Edward A. Cespedes and our current CEO and director and largest individual shareholder, Vincent L. Celentano, are the Managing Members of Basalt America. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. For accounting purposes, the transaction is recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Basalt America are the same and control the activities of the respective companies.

As part of this agreement Basalt America entered into a letter agreement with Raw Materials Corp and RAW LLC.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

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

On April 4, 2017, a consultant exercised previously issued stock options of 167,181 with an exercise price of $0.10 for $16,718.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of three years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice. The Company recorded an expense of $9,471 for the shares vested during the period.

On June 7, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 250,000 restricted common shares and agreed to issue additional 250,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of three years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice. The Company recorded an expense of $4,735 for the shares vested during the period.

On June 12, 2017, the Company sold a total of 15,000 shares to an accredited investor for proceeds of $3,750 ($0.25 per share).

On June 12, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 12, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share).

On June 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 27, 2017, the Company sold a total of 60,000 shares to an accredited investor for proceeds of $15,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 30,000 shares for a strike price of $0.40 and five-year warrants to acquire 30,000 shares for a strike price of $0.60 per share

On June 29, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 29, 2017, a related party converted $368,366 of convertible notes issued from 2014 to 2016 to 2,248,620 restricted common shares. The dollar amount included $323,048 of principal and $45,318 of accrued interest.

On June 30, 2017, the Company sold a total of 1,000,000 shares to an accredited investor for proceeds of $250,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 500,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On June 30, 2017, the Company sold a total of 215,000 shares to a Related Party for proceeds of $53,750 ($0.25 per share).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

On July 1, 2017, the Company entered into a consultant agreement with a consultant to provide services related to the concrete and rebar industries. Upon entering into the agreement, the Company issued the consultant 500,000 restricted common shares and agreed to issue additional 500,000 restricted common share increments quarterly on October 1, 2017, January 1, 2018, and April 1, 2018. The term of the agreement is for a period of three years. The Company may terminate the agreement after the end of any quarter with 30 days’ notice.

On July 18, 2017, the Company sold a total of 75,000 shares to an accredited investor for proceeds of $18,750 ($0.25 per share).

On July 24, 2017, the Company entered into a consultant agreement with a consultant to provide sales development services. Upon entering into the agreement, the Company issued the consultant 100,000 restricted common shares valued at $29,070 ($0.2907.per share). The term of the agreement is for a period of one-year.

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

On September 20, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

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

On September 27, 2017, the Company sold a total of 120,000 shares to accredited investors for proceeds of $30,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and five-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On October 17, 2017, the Company sold a total of 25,000 shares to an accredited investor for proceeds of $6,250 ($0.25 per share).

On October 26, 2017, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 400,000 shares for a strike price of $0.25 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

On October 30, 2017, the Company sold a total of 10,000 shares to an accredited investor for proceeds of $2,500 ($0.25 per share). In addition, the investor received five-year warrants to acquire 5,000 shares for a strike price of $0.40 and five-year warrants to acquire 5,000 shares for a strike price of $0.60 per share.

On November 1, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and five-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On November 3, 2017, the Company sold a total of 400,000 shares to a related party for proceeds of $100,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 200,000 shares for a strike price of $0.40 and five-year warrants to acquire 200,000 shares for a strike price of $0.60 per share.

On November 7, 2017, the Company entered into a consultant agreement with 5 consultants to provide sales development, marketing and engineering services. Upon entering into the agreement, the Company issued the consultants 380,000 restricted common shares valued at $121,600 ($0.32.per share). The term of the agreement is for a period of one-year.

On November 14, 2017, the Company sold a total of 1,520,000 shares to a related party for proceeds of $380,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 760,000 shares for a strike price of $0.40 and five-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

On November 16, 2017, the Company issued 1,250,000 shares in conjunction with three previously disclosed consulting agreements.

On November 21, 2017, the Company sold a total of 120,000 shares to an accredited investor for proceeds of $30,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 60,000 shares for a strike price of $0.40 and five-year warrants to acquire 60,000 shares for a strike price of $0.60 per share.

On November 28, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On November 30, 2017, the Company sold a total of 40,000 shares to an accredited investor for proceeds of $10,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 20,000 shares for a strike price of $0.40 and five-year warrants to acquire 20,000 shares for a strike price of $0.60 per share.

On December 4, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and five-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 5, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and five-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Calendar Year 2017 (Continued)

On December 16, 2017, the Company sold a total of 80,000 shares to an accredited investor for proceeds of $20,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 40,000 shares for a strike price of $0.40 and five-year warrants to acquire 40,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 16, 2017, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On December 21, 2017, the Company sold a total of 20,000 shares to an accredited investor for proceeds of $5,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 10,000 shares for a strike price of $0.40 and five-year warrants to acquire 10,000 shares for a strike price of $0.60 per share.

On December 26, 2017, the Company issued 500,000 shares for consulting services valued at $125,000 (($0.25 per share).

NOTE 14 – OPTIONS AND WARRANTS

Stock Options:

The following tables summarize all options and warrant grants to consultants for the nine months ended December 31, 2017 and the related changes during these periods are presented below.

Stock Options:	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2015	199,065	$2.06	$—
Granted	4,040,000	0.51	—
Exercised	—	—	—
Expired	(31,884)	12.82
Balance at December 31, 2016	4,207,181	$0.49	—

Granted	1,560,000	0.25	—
Exercised	(167,181)	(0.10)	—
Expired	—	—	—
Balance at December 31, 2017	5,600,000	$0.43	$741,600

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share. The options vest immediately. The options expire on April 16, 2017. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of .87%, an expected life of three years. On April 4, 2017, a consultant exercised stock options of 167,181 with an exercise price of $0.10 for $16,718. During the six months ended June 30, 2017 the consultant exercised the stock options.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 14 – OPTIONS AND WARRANTS (CONTINUED)

Stock Options (Continued):

On February 25, 2016, Mr. Vincent L. Celentano was appointed to the Board of Directors of the Company. In conjunction with his appointment, the Company issued Mr. Celentano an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 25, 2023. In addition, the Company appointed Edward A. Cespedes to be its Chairman of the Board of Directors. In conjunction with his appointment, Edward A. Cespedes was issued an option to acquire 1,000,000 shares of the Company’s common stock. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 28, 2023. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 153%, risk free interest rates of .78% based on expected life of two years.

On February 25, 2016, the Company issued two consultants options to acquire 1,000,000 shares of the Company’s common stock each. The options were fully vested at issuance and have a strike price of $0.51 per share and expire February 25, 2023. In addition, based on consulting agreements, consultants may be entitled to additional compensation based on net income or net sales criteria. The option was fully vested at issuance and has a strike price of $0.51 per share and expires February 28, 2023. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 153%, risk free interest rates of .78% based on expected life of two years.

On February 29, 2016, the Company issued stock options to acquire a total of 40,000 shares of the Company’s common stock to three employees. The options have a strike price of $0.51 per share and expire on March 1, 2021. The options vest 25% per year over four years beginning on March 1, 2017. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 153%, risk free interest rates of .78% based on expected life of two years.

On January 30, 2017, the Company issued stock options to acquire a total of 200,000 shares of the Company’s common stock to three employees. The options have a strike price of $0.25 per share and expire on January 30, 2024. The options were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield at 0%, annual volatility of 188%, risk free interest rates of 1.19% based on expected life of two years.

On October 17, 2017, the Company granted options to purchase 1,360,000 shares at a strike price of $0.25 per share to consultants and directors. For the options to the consultants, twenty-five percent of the options were immediately vested at the time of issuance with the remainder having a vesting schedule of twenty-five percent per annum on each of October 17, 2018, October 17, 2019, and October 17, 2020. The options expire on October 17, 2022. The director options vested immediately as it was for compensation for joining the Board of Directors and expensed immediately. These options expire October 17, 2022 as well.

During the years ended December 31, 2017 and 2016 total stock option expense amounted to $575,088 and $1,138,842, respectively.

As of December 31, 2017 and 2016, there were 5,600,000 and 4,207,181, respectively of stock options issued. Of the options issued, 4,497,500 were vested as of December 31, 2017 and 2,510,000 were vested as of December 31, 2016.

Stock Warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2016	—	$—
Granted	5,650,000	0.46
Exercised	—	—
Expired	—	—
Balance at December 31, 2017	5,650,000	$0.46

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 14 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants (Continued):

In the year ended December 31, 2017 the Company issued the following warrants:

2,175,000 warrants with a strike price of $0.40 per share and 2,075,000 warrants with a strike price of $0.60 per share in subscription agreements for units purchased by accredited investors during the year. The warrants issued have a five-year term. In addition, the Company issued 400,000 warrants to an investor with a strike price of $0.25 per share to an investor as part of the subscription agreement with a five-year term.

1,000,000 warrants with a strike price of $0.40 per share issued to consultants as part of their agreements. These warrants have a five-year term.

There were no warrants issued prior to June 20, 2017.

NOTE 15 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its then Chief Executive Officer. The agreement was for a period of one year and will remain in effect until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year. On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries. For the years ended December 31, 2017 and 2016 the recorded Chief Executive Officer salary expense was $175,000 and $175,000, respectively. Accrued compensation at December 31, 2017 and 2016 was $468,922 and $463,760, respectively (See Note 12) and is included in accrued expenses on the consolidated balance sheets. In April 2018, prior to the resignation of the Chief Executive Officer, there was forgiveness of $200,000 of the accrued payroll.

As of December 31, 2017 and 2016, the Company’s former Chief Executive Officer and current consultant was owed $51,048 and $56,635 for amounts paid on behalf of the Company.

On November 14, 2017, the Company sold a total of 1,520,000 shares to related parties to current management and directors for proceeds of $380,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 760,000 shares for a strike price of $0.40 and five-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

See Note 6 for Convertible Notes Payable Related Party, Note 11 for Purchase Order Financing Related Party, Note 12 for Commitments involving Related Parties and Note 14 for issuance of stock options to related parties.

NOTE 16 – CONCENTRATIONS

For the year ended December 31, 2017, one customer amounted to 92% of product sales from continuing operations.

Concentration risks for discontinued operations have not been reflected as the Company does not consider this risk to be material to the Company any longer.

NOTE 17 – SUBSEQUENT EVENTS

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

On January 9, 2018, the Company sold a total of 100,000 shares to an accredited investor for proceeds of $25,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 50,000 shares for a strike price of $0.40 and five-year warrants to acquire 50,000 shares for a strike price of $0.60 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

On January 10, 2018, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $100,000 ($0.30 per share).

On January 11, 2018, the Company sold a total of 125,000 shares to an accredited investor for proceeds of $31,250 ($0.25 per share). In addition, the investor received five-year warrants to acquire 62,500 shares for a strike price of $0.40 and five-year warrants to acquire 62,500 shares for a strike price of $0.60 per share.

On January 31, 2018, the Company sold a total of 46,633 shares to an accredited investor for proceeds of $13,990 ($0.30 per share)

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

On March 19, 2018, the Company amended the Note with a Related Party in the amount of $200,000 that was originally issued on August 9, 2017 and was extended to February 28, 2018. The Note was amended to be a “demand” note. The Note is now due on demand from the Lender. The Lender agreed to amend the Note with no penalty and all original terms remain in place.

On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was effective May 1, 2018. As a result of this disposal under ASC 205-20-45-1E, the Company has presented the assets and liabilities of this segment as held for sale and as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

On March 19, 2018, the Company entered into a Demand Revolving Credit Line (“Credit Line”) with EAC (“Lender”), an entity owned by its former Chairman and CEO. Under the Credit Line, the Company may borrow up to $100,000 at a simple interest rate of 5% per annum for its operating needs. There are no minimum borrowing requirements, the Company may “revolve” the credit as often as it likes, and either party may terminate the Credit Line at any time. All amounts outstanding under the Credit Line are due on demand from the Lender.

On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On March 28, 2018, the Company borrowed $50,000 under the Demand Revolving Credit Line from EAC.

On March 28, 2018, the Company sold a total of 333,333 shares to an accredited investor for proceeds of $50,000 ($0.15 per share).

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

On March 28, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $30,000 ($0.15 per share).

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

On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries.

On April 13, 2018, Vincent L. Celentano was appointed chairman and chief executive officer of our Company and all our subsidiaries. Mr. Celentano is the largest individual shareholder of our Company.

On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC, issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount has not been paid as of the date of filing. On June 21, 2018, EAC granted the Company an extension for repayment of amounts due to July 15, 2018.

On April 14, 2018, the Company entered into a consulting agreement with EAC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Under the agreement EAC will provide the Company with general corporate and other services at the direction of the Board of Directors. The agreement is for a period of twelve months and can be terminated by either party with written notice. The agreement contains standard representations, warranties, and indemnifications from EAC and the Company. Mr. Cespedes has no executive authority under the agreement. Compensation under the agreement is flexible. The agreement sets target compensation for EAC at $15,000 per month and allows for the Company to pay EAC less based on its financial wherewithal at any given time. The agreement also contains customary terms, including reimbursement for certain health and business-related expenses.

On April 19, 2018, 40,000 shares previously issued in duplicate to an accredited investor were returned to the Company’s treasury.

On April 27, 2018, the Company issued an unsecured promissory note in the principal amount of $50,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

On May 2, 2018, the Company secured a 3-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. As of June 15, 2018, the Company has not yet commenced making the $5,000 per month payments required by the extension. As a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018.

On May 4, 2018, the Company issued an unsecured promissory note in the principal amount of $10,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

On May 9, 2018, the Company issued an unsecured promissory note in the principal amount of $5,000 to VCVC, LLC. VCVC is controlled by our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On May 17, 2018, the Company issued an unsecured promissory note in the principal amount of $10,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due ninety days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

On May 24, 2018, the Company issued an unsecured promissory note in the principal amount of $11,400 to EAC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. The promissory note bears interest at an annual rate of 4% and is due on demand.

On May 25, 2018, the Company issued an unsecured promissory note in the principal amount of $20,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On May 25, 2018, the Company issued another unsecured promissory note in the principal amount of $20,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 1, 2018, the Company issued an unsecured promissory note in the principal amount of $2,500 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 4, 2018, the Company repaid $4,000 principal of the $11,400 unsecured promissory note to EAC.

On June 5, 2018, the Company issued an unsecured promissory note in the principal amount of $10,000 to RVRM Holdings, LLC. The promissory note bears interest at an annual rate of 4% and is due 90 days from the date of issuance. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

On June 5, 2018, the Company issued an unsecured promissory note in the principal amount of $5,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 19, 2018, the Company issued an unsecured promissory note in the principal amount of $80,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On June 19, 2018, the Company issued an unsecured promissory note in the principal amount of $20,000 to VCVC, LLC. VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano. The promissory note bears interest at an annual rate of 4% and is due on demand.

On July 11, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $30,000 ($0.075 per share). In conjunction with the investment, the investor agreed to a twelve-month resale restriction.