Form 10-Q
period 2018-03-31
PayMeOn, Inc.
filed 2018-08-29
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 27, 2018
Common Stock, $0.001 Par Value Per Share	130,518,674

PAYMEON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$112,508	$188,738
Accounts receivable, net	57,424	—
Inventory	306,932	380,265
Prepaid expenses	41,117	57,793
Other current assets	24,000	24,000
TOTAL CURRENT ASSETS	541,981	650,796

Computers, equipment, leasehold improvements and website costs, net	449,704	456,709
Licensing agreements, net	434,658	447,260
Deposits	1,260,000	1,060,000
	2,144,362	1,963,969

TOTAL ASSETS	$2,686,343	$2,614,765

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$777,290	$355,684
Due to related party	17,243	51,048
Accrued expenses	675,206	1,224,716
Current liabilities held for sale	4,000	4,000
Notes payable	—	30,000
Notes payable - related party	265,000	215,000
Liability for stock to be issued	93,990	100,000
Note payable - convertible	300,000	300,000
Notes payable related party- convertible	290,273	290,273
TOTAL CURRENT LIABILITIES	2,423,002	2,570,721

TOTAL LIABILITIES	2,423,002	2,570,721

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 130,164,133 and 128,305,800 shares issued and outstanding, respectively as of March 31, 2018 and December 31, 2017	130,164	128,306
Additional paid in capital	15,890,062	14,917,066
Subscription receivable	—	(500)
Accumulated deficit	(15,981,117)	(15,225,303)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)- CONTROLLING INTEREST	39,109	(180,431)
Non-controlling interest	224,232	224,475
TOTAL STOCKHOLDERS' EQUITY	263,341	44,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,686,343	$2,614,765

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
Revenue
Products Sales - Rebar	$78,280	$—
Total revenue	78,280	—

Total cost of goods sold	78,441	—

Gross profit (loss)	(161)	—

OPERATING EXPENSES
Professional fees	33,388	85,603
Payroll and payroll taxes	96,994	58,339
Consulting	100,949	156,340
General and administrative	469,221	132,255
Bad debt expense	24,242	—
Total operating expenses	724,794	432,537

NET LOSS FROM OPERATIONS	(724,955)	(432,537)

OTHER EXPENSES
Interest on judgement	(4,555)	(4,555)
Interest expense	(18,307)	(28,148)
Total other expenses	(22,862)	(32,703)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND (LOSS) FROM DISCONTINUED OPERATIONS	(747,817)	(465,240)

(LOSS) FROM DISCONTINUED OPERATIONS	(8,240)	(334,167)

Net loss before provision for income taxes	(756,057)	(799,407)

Provision for income taxes	—	—

NET LOSS	(756,057)	(799,407)
Net loss attributable to non-controlling interest	(243)	—
Net loss attributable to controlling interest	$(755,814)	$(799,407)

Net loss per share - basic and diluted
Continuing operations	$(0.006)	$(0.004)
Discontinued operations	(0.000)	(0.003)
Total	$(0.006)	$(0.007)

Weighted average number of shares outstanding - basic and diluted	129,091,356	104,759,382

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(755,814)	$(799,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	(243)	—
Bad debt expense	24,242	—
Depreciation	9,767	16,219
Amortization of debt discount	—	10,550
Stock-based compensation	278,303	1,056
Loss on leasehold and deposit	—	221,328
Amortization of license agreement	12,602	12,328
Common stock issued for services	—	40,383
Changes in operating assets and liabilities:
Decrease in prepaid expense	16,676	20,220
(Increase) decrease in inventory	73,333	(397,505)
Increase in deposits	(200,000)	(510,000)
(Increase) in accounts receivable	(81,666)	—
(Decrease) in other current assets	—	368
Decrease in accounts payable - related party	—	(250,000)
(Decrease) in customer deposits	—	(13,234)
Increase in accounts payable and accrued expenses	53,591	84,002
Net cash used in operating activities	(569,209)	(1,563,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,762)	—
Net cash used in investing activities	(2,762)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party	—	(6,503)
Proceeds from related party	50,000	—
Repayment of purchase order financing	—	(1,885)
Repayment of note payable	(30,000)	—
Proceeds from sale of common stock	475,741	1,591,460
Net cash provided by financing activities	495,741	1,583,072

NET INCREASE (DECREASE) IN CASH	(76,230)	19,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,738	88,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,508	$107,718

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Related party forgiveness recorded as additional paid-in capital	$215,300	$—

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

On March 16, 2011 PayMeOn, Inc., a Nevada corporation organized on May 30, 2006 (the "Company" or “PayMeOn”) completed its agreement and plan of merger (the "Merger Agreement") to acquire Hyperlocal Marketing, LLC, a Florida limited liability company ("Hyperlocal"), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of the Company common stock, which equals approximately 50.1% of the total shares of the Company issued and outstanding following the merger on a fully diluted basis. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10-45-15, the transaction was accounted for as a reverse acquisition. Hyperlocal was considered the accounting acquirer and the acquire was the Company since the members of Hyperlocal obtained voting and management control of the Company and the transaction had been accounted for as a reverse merger and recapitalization.

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

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC d/b/a Basalt America (“Basalt America”). Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. For accounting purposes, the transaction was recorded at historical cost in accordance with ASC 805-50-25-2 as this was considered an acquisition of entities under common control as the Board of Directors of the Company and of Basalt America are the same and control the activities of the respective companies.

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

During the second quarter of 2017, we also created Basalt America Territory 2, LLC to manage the sales, distribution and marketing of our products for the state of Rhode Island. The joint venture is to be owned 50% by Basalt America and 50% by a third-party investor. Basalt America Territory 2, LLC has not yet been formalized and has not yet commenced operations.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2018 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, PayMeOn Brands, Inc, HLM PayMeOn, Inc. Xtreme Fat Tire Bike Holdings. LLC, Basalt America, and Basalt America Territory 1, LLC, a majority owned subsidiary. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2018, the Company has an accumulated deficit of $15,981,117, a working capital deficiency of $1,881,021 and cash used in operations of $569,209 for the three months ended March 31, 2018. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of March 31, 2018.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the useful lives of depreciable assets, valuation of accounts receivable reserves, valuation of inventory allowances, valuation of deferred tax asset, stock-based compensation and any beneficial conversion features on convertible debt.

(C) Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted FASB ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of March 31, 2018, the Company has recorded $24,242 as an allowance for bad debts compared to no allowance at December 31, 2017.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of March 31, 2018 and December 31, 2017 the Company has not recorded an allowance for the valuation of the inventory or inventory obsolescence.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The Company has adopted the provisions of ASC 350-50-15, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. These assets are fully depreciated.

Depreciation/
Amortization
Asset Category	Period
Machinery	7 -12 Years
Website costs	5 Years
Computer equipment	3 Years

Fixed assets consist of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Computer equipment	$16,790	$13,605
Machinery	449,750	450,000
Website development	24,775	24,775

Total	491,315	488,380
Accumulated depreciation	(41,611)	(31,671)
Balance	$449,704	$456,709

During the three months ended March 31, 2018, $250 was expensed as non-capitalizable equipment which was previously capitalized as Machinery at December 31, 2017.  During the year ended December 31, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations. Depreciation expense for the three months ended March 31, 2018 and 2017 was $9,767 and $16,219, respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended September 30, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018.  The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument will be reflected as a material modification in the Company’s quarter ending June 30, 2018.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(G) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. As of March 31, 2018 and December 31, 2017, the Company determined that no impairment was necessary.

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

Dilutive shares not included in loss per share computation	March 31, 2018	December 31, 2017
	(Unaudited)
Options	5,600,000	5,600,000
Warrants	7,175,000	5,650,000
Convertible shares	2,623,485	2,586,746
Shares issuable	579,966	333,333
	15,978,451	14,170,079

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company prior to March 19, 2018 when they decided to dispose of the electric bicycles and apparel lifestyle brands segment to focus entirely on the concrete reinforcement products made from basalt fiber, which was formally disposed on May 1, 2018, had three segments in 2017. As a result of this strategic shift and in accordance with ASC 205-20-45-1E has reclassified two of these segments as assets and liabilities held for sale and discontinued operations. Therefore, the Company only operates in one segment and has not presented segment reporting for the three months ended March 31, 2018 and 2017.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(O) Income Taxes (Continued)

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

	March 31, 2018	December 31, 2017
	(Unaudited)
Expected income tax (benefit) expense at the statutory rate of 24.63% (37.63% for 2017)	$(1,290,682)	$(1,104,465)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes) – permanent differences	136,870	136,870
Change in valuation allowance	1,153,812	967,595

Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred income tax asset - related to stock-based compensation and impairment (permanent differences)	$756,064	$756,064
Net operating loss carryforwards	3,245,855	3,092,148
Effect of TCJA recalculation	(1,366,527)	(1,366,527)
Valuation allowance	(2,635,392)	(2,481,685)
Deferred income taxes	$—	$––

As of March 31, 2018, the Company had a net operating loss carry forward of approximately $8,800,000 As of December 31, 2017, the Company had a net operating loss carry forward of approximately $8,200,000 available to offset future taxable income through 2037. All losses that occur after December 31, 2017, are available to offset future taxable income and do not expire. This results in deferred tax assets of approximately $2,600,000 and $2,500,000 as of March 31, 2018 and December 31, 2017, offset by a valuation allowance which was approximately $2,600,000 and $2,500,000 at March 31,2018 and December 31, 2017. The change in the valuation allowance from March 31, 2018 over December 31, 2017 was an increase of approximately $200,000. Tax returns for the last three years are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Basalt America in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net income attributable to the non-controlling interests totaling $243 and $0 for the three months March 31, 2018 and 2017, respectively are included in the consolidated financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-07 on its consolidated financial statements.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

NOTE 4 – ACQUISITION OF BASALT AMERICA

On February 21, 2017, the Company executed a membership interest purchase agreement to acquire 100% of the membership interests of Basalt America. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. As of December 31, 2016, Basalt America had 80,500,000 membership units outstanding. For accounting purposes, the transaction was recorded at historical cost in accordance with ASU 805-50-25-2 as this is considered an acquisition of entities under common control as the board of directors of the Company and of Basalt America are the same and control the activities of the respective companies.

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

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$16,460	$11,032
Cost of goods sold	24,700	7,507

Gross profit (loss)	(8,240)	3,525

Operating expenses
General and administrative	—	56,624
Payroll expense	—	7,320
Consulting	—	36,200
Depreciation and amortization expense	—	16,220
Loss on leasehold improvements	—	221,328
Total expense from discontinued operations	—	337,692

Income (Loss) from discontinued operations	$(8,240)	$(334,167)

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

PAYMEON, INC. AND SUBSIDIARIES

BALANCE SHEETS FROM DISCONTINUED OPERATIONS (HELD FOR SALE)

	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets held for sale - Inventory	$—	$—

Current liabilities held for sale – purchase order financing	$4,000	$4,000

NOTE 6 - NOTES PAYABLE RELATED PARTY – CONVERTIBLE

		March 31, 2018	December 31, 2017
		(Unaudited)
Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	10,000	10,000
Note Payable related party - convertible @ $0.20 per share	(c)	20,000	20,000
Note Payable related party - convertible @ $0.30 per share	(d)	182,500	182,550
Total		378,000	378,000

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		—	—

Total		$290,273	$290,273

———————

(a) The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (both of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014, the Company amortized $165,500 of the debt discount. Accrued interest at March 31, 2018 and December 31, 2017 amounted to $60,909 and $58,052, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018.

(b) The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. During the year ended December 31, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of March 31, 2018 and December 31, 2017, the Company fully amortized the debt discount and accrued interest amounted to $2,392 and $2,219, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 6 - NOTES PAYABLE RELATED PARTY – CONVERTIBLE (CONTINUED)

(c) The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of March 31, 2018 and December 31, 2017 the Company fully amortized the debt discount and accrued interest amounted to $3,690 and $3,345, respectively.

(d) The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock As of March 31, 2018 and December 31, 2017 the Company fully amortized the debt discount and had accrued interest of $40,122 and $36,972, respectively.

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

NOTE 7 – NOTE PAYABLE - CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of March 31, 2018 and December 31, 2017 accrued interest amounted to $51,205 and $46,027, respectively.

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making monthly payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

On December 11, 2017, Basalt America entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bore an interest rate of 10% per annum and matured on March 11, 2018. On February 16, 2018, the Basalt America fully repaid this note plus $690 of accrued interest. The prepayment did not have a penalty associated with it.

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

On August 9, 2017, the Company was issued a $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement (‘the Note”) with CAM Group of Florida (a company controlled by a current director) in the amount of $200,000 with a due date of November 9, 2017. The note was issued in exchange for third-party payments in that amount. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. On November 27, 2017, the Company was granted an extension to December 31, 2017. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Note was amended to be a “demand” note. The Lender agreed to amend the Note with no penalty and all original terms remain in place. At March 31, 2018 and December 31, 2017 this note had accrued interest of $12,822 and $7,890, respectively.

On March 19, 2018, the Company entered into a Demand Revolving Credit Line (“Credit Line”) with EAC (“Lender”), an entity owned by its former Chairman and CEO. Under the Credit Line, the Company may borrow up to $100,000 at a simple interest rate of 5% per annum for its operating needs. There are no minimum borrowing requirements, the Company may “revolve” the credit as often as it likes, and either party may terminate the Credit Line at any time. All amounts outstanding under the Credit Line are due on demand from the Lender.  At March 31, 2018, the credit line has a balance of $50,000 and accrued interest of $21.

On March 28, 2018, the Company borrowed $50,000 under the Demand Revolving Credit Line from EAC.

NOTE 10 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party through common ownership, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000 cash. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized all of the $1,000 deferred finance charge. As of March 31, 2018 and December 31, 2017, the Company had a balance outstanding of $4,000. The $4,000 is included in current liabilities held for sale on the March 31, 2018 and December 31, 2017 consolidated balance sheets.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three months ended March 31, 2018 and 2017, the Company recorded a salary expense of $43,750 and $43,750, respectively. Accrued compensation at March 31, 2018 and December 31, 2017 was $270,672 and $468,922, respectively (See Note 14) and this is included in accrued expenses on the consolidated balance sheets.  On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with the $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of March 31, 2018 and December 31, 2017 the Company had accrued $54,351 and $49,796, respectively of interest associated with the judgment.

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The premises are used to operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately five years at an initial monthly sum of $5,617 and an additional five-year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ Auctions, LLC a convertible note payable in the amount of $300,000 (See Note 7). During the six months ended June 30, 2017 the Company vacated the location as it was unable to be used to support our retail operations as a result of a car accident in December 2016. In conjunction with the accident, the landlord informed the Company that it would no longer be expected to be responsible for amounts due under the lease from the time of the accident forward. Accordingly, we have not accrued any amounts due under the lease in our financial statements since the time of the accident. The Company is pursuing legal action against the driver, whom we believe was insured, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease commitments due for facilities leases under operating leases at March 31, 2018 are as follows, if the Company completes all of the separate six-month terms:

2018	$106,704
2019	147,986
2020	37,353
Total minimum lease payments	$292,043

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of March 31, 2018 and December 31, 2017, $3,517 and $388, respectively, was due under the percentage of gross sales obligations to RAW or its affiliates.

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

As of March 31, 2018 the Company has not recorded the remaining $400,000 per the post-closing letter agreement as they have neither taken delivery or paid for the remaining rebar machines owed to them under this agreement. As a result, the Company has an off-balance sheet commitment of $400,000 payable to RAW. The Company has paid $1,200,000 of the $1,600,000 for additional rebar machines and this amount is reflected on the Company’s consolidated balance sheet as a deposit on equipment. The obligations are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd & 4th Qtr 2017and 1st Qtr. 2018- partially met

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations have commenced during the fourth quarter of 2017. The Company owns 55.3% of the joint venture and the investors own 44.7% of the joint venture. Through March 31, 2018, the Company entered into term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory. The non-controlling interest as of March 31, 2018 and December 31, 2017, $224,232 and $224,475.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ EQUITY

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

Calendar Year 2018

During the three months ended March 31, 2018, the Company issued 1,858,333 common shares which it sold for $481,250 (1,525,000 shares at $0.25 per share, and 333,333 shares at $0.30 per share). In addition, various investors received five-year warrants to acquire 562.500 shares at $0.40, 562,500 shares at $0.60, and 400,000 shares at $0.50 per share.

During the three months ended March 31, 2018, the Company received $93,990 for 579,966 common shares not issued as of March 31, 2018.  The Company has recorded this as a liability on its consolidated balance sheet as March 31, 2018, and these shares were issued in June 2018.

Calendar Year 2017

On February 21, 2017, the Company entered into and completed a membership interest purchase agreement to acquire 100% of the membership interests of Basalt America. Basalt America was organized under the laws of the State of Florida in November 2016. Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Former Chairman and CEO and current consultant, Edward A. Cespedes and our current CEO and director and largest individual shareholder, Vincent L. Celentano, are the Managing Members of Basalt America. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. For accounting purposes, the transaction was recorded at historical cost in accordance with ASU 805-50-25-2 as was considered an acquisition of entities under common control as the board of directors of the Company and of Basalt America are the same and control the activities of the respective companies.  As part of this agreement Basalt America entered into a letter agreement with Raw Materials Corp and RAW LLC.

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

During the year ended December 31, 2017, the Company sold a total of 9,446,938 shares to accredited investors, including related parties, for proceeds of $2,176,180 (at an average of $0.23 per share).

During the year ended December 31, 2017, the Company issued 3,730,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS

Stock Options:

The following tables summarize all options and warrant grants to consultants for the year and three months ended December 31, 2017 and March 31, 2018 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2016	4,207,181	$0.49	$—
Granted	1,560,000	0.25	—
Exercised	(167,181)	(0.10)	—
Expired	—	—	—
Balance at December 31, 2017	5,600,000	$0.43	$741,600

Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance at March 31, 2018	5,600,000	$0.43	$230,880

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share. The options vest immediately. The options were set to expire on April 16, 2017. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of .87%, an expected life of three years. On April 4, 2017, a consultant exercised stock options of 167,181 with an exercise price of $0.10 for $16,718.

Fiscal year 2018

For the three months ended March 31, 2018, no options were issued by the Company.

Fiscal year 2017

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

During the three months ended March 31, 2018 and 2017 total stock option expense amounted to $1,514 and $1,056, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS (CONTINUED)

As of March 31, 2018 and December 31, 2017, there were 5,600,000 and 5,600,000, respectively of stock options issued. Of the options issued, 5,007,500 were vested as of March 31, 2018 and 4,497,500 were vested as of December 31, 2017.

Stock Warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2016	—	$—
Granted	5,650,000	0.46
Exercised	—	—
Expired	—	—
Balance at December 31, 2017	5,650,000	$0.46
Granted	1,525,000	0.50
Exercised	—	—
Expired	—	—
Balance at March 31, 2018	7,175,000	$0.47

Fiscal year 2018

As of March 31, 2018, a total of 1,525,000 warrants were issued to investors as a stock purchase incentive with an average grant price of $0.50.  562,500 warrants were issued at $0.40, 400,000 at $0.50 and 562,500 at $0.60.

Fiscal year 2017

During the year ended December 31, 2017 the Company issued the following warrants:

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

NOTE 14 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its then Chief Executive Officer. The agreement was for a period of one year and will remain in effect until either party notifies the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year. On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries. For the three months March 31, 2018 and 2017 the recorded Chief Executive Officer salary expense was $43,750 and $43,750, respectively. Accrued compensation at March 31, 2018 and December 31, 2017 was $270,672 and $468,922, respectively (See Note 11) and is included in accrued expenses on the consolidated balance sheets.  On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On April 5, 2017, the Company issued 250,000 shares of common stock to a newly appointed Director. The Company valued the shares at $62,500, the value of the common stock on the date of the agreement.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 14 – RELATED PARTIES (CONTINUED)

On May 4, 2017, the Company sold a total of 170,000 shares to a Related Party for proceeds $42,500 ($0.25 per share).

As of March 31, 2018 and December 31, 2017, the Company’s former Chief Executive Officer and current consultant was owed $17,243 and $51,048 for amounts paid on behalf of the Company.

On November 14, 2017, the Company sold a total of 1,520,000 shares to related parties to current management and directors for proceeds of $380,000 ($0.25 per share). In addition, the investor received five-year warrants to acquire 760,000 shares for a strike price of $0.40 and five-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

See Note 6 for Convertible Notes Payable Related Party, Note 11 for Commitments involving Related Parties and Note 13 for issuance of stock options to related parties.

NOTE 15 – CONCENTRATIONS

For the three months ended March 31, 2018, one customer amounted to 89% of product sales from continuing operations.  The Company had no sales during the three months ended March 31, 2017.

Concentration risks for discontinued operations have not been reflected as the Company does not consider this risk to be material to the Company any longer.

NOTE 16 – SUBSEQUENT EVENTS

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

On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC Management, LLC issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount has not been paid as of the date of filing. As of June 21, 2018, the Company had failed to repay amounts due EAC, and was in default. On June 21, 2018, EAC waived the default and granted the Company an extension of time to make repayment to July 15, 2018. The Company did not make payment by the expiration of the extension issued by EAC.  On July 24, 2018, EAC granted the Company another extension to August 31, 2018.  EAC received no additional compensation or benefits of any kind in conjunction with granting the extension.

On April 14, 2018, the Company entered into a consulting agreement with EAC Management, LLC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Under the agreement EAC will provide the Company with general corporate and other services at the direction of the Board of Directors. The agreement is for a period of twelve months and can be terminated by either party with written notice. The agreement contains standard representations, warranties, and indemnifications from EAC and the Company. Mr. Cespedes has no executive authority under the agreement. Compensation under the agreement is flexible. The agreement sets target compensation for EAC at $15,000 per month and allows for the Company to pay EAC less based on its financial wherewithal at any given time. The agreement also contains customary terms, including reimbursement for certain health and business-related expenses.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. As a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018.

Related Party Notes – 2nd Quarter, 2018

During the second quarter, the Company issued unsecured promissory notes to three related parties:

EAC Management, LLC (“EAC”)

EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes.  Mr. Cespedes resigned from the Company on April 13, 2018.  During the second quarter, the Company issued unsecured, 4%, demand promissory notes to EAC totaling $14,800.  The Company repaid $4,000 of the notes during the quarter.

VCVC, LLC (“VCVC”)

VCVC is the personal holding company of our chairman and chief executive officer, Vincent L. Celentano.  During the quarter the Company issued unsecured, 4% percent, demand promissory notes to VCVC totaling $152,500.

RVRM Holdings, LLC (“RVRM”)

Ronald J. LoRicco, Sr., a member of our board of directors, is the manager of RVRM Holdings, LLC.  During the second quarter, the Company issued unsecured, 4% percent, ninety-day promissory notes to RVRM totaling $90,000.

On July 11, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $30,000 ($0.075 per share). In conjunction with the investment, the investor agreed to a twelve-month resale restriction.

On August 13, 2018, the Company formed a new wholly-owned subsidiary, Basanite Industries, LLC.  Basanite Industries, LLC was incorporated in Delaware and has not yet commenced operations.

On August 15, 2018, the Company sold a total of 1,333,333 shares to a related party, RVRM Holdings, LLC, for proceeds of $100,000 ($0.075 per share). Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM Holdings, LLC.

On August 15, 2018, the Company agreed to convert $90,000 principal amount of notes outstanding due to a related party to 1,200,000 restricted shares of Paymeon, Inc. common stock.  The debt was held by RVRM Holdings, LLC and was converted at a price per share of $0.075.  Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM Holdings, LLC.

On August 16, 2018, the Company agreed to convert $200,000 principal amount of notes outstanding due to a related party to 2,666,667 restricted shares of Paymeon, Inc. common stock.  The debt was held by CAM Group of Florida and was converted at a price per share of $0.075.  Frank Monti, Sr., a member of our board of directors is an officer of CAM Group of Florida.

On August 16, 2018, the Company sold a total of 150,000 shares to an accredited investor for proceeds of $15,000 ($0.10 per share).  In addition, the investor received five-year warrants to purchase 150,000 shares of Paymeon, Inc. common shares for a cash strike price of $0.15 per share.

On August 16, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $20,000 ($0.10 per share).  In addition, the investor received five-year warrants to purchase 150,000 shares of Paymeon, Inc. common shares for a cash strike price of $0.15 per share.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

On August 16, 2018, the Company issued a total of 4,500,000 shares to consultants due under five consulting agreements.  The issuance completes the Company’s obligation under the consulting agreements.

On August 16, 2018, the Company sold a total of 66,667 shares to an accredited investor for proceeds of $5,000 ($0.075 per share).

On August 16, 2018, the Company appointed David Anderson its Interim Chief Executive Officer and Principal Financial Officer.  In conjunction with the appointment, the Company issued Mr. Anderson warrants to purchase 1,000,000 common shares of Paymeon, Inc., for a cash strike price of $0.1235 per share.  The warrants were immediately vested at time of issuance and have a 5-year life.

On August 16, 2018, the Company accepted the resignation of Vincent L. Celentano as Chief Executive Officer and Principal Financial Officer of the Company and its subsidiaries.

On August 17, 2018, the Company sold a total of 666,667 shares to a related party, ARGJ, LLC, for proceeds of $50,000 ($0.075 per share). Ronald J. LoRicco, Sr., a member of our board of directors is the manager of ARGJ, LLC.

On August 22, 2018, EAC Management, LLC returned 500,000 common shares to the Company’s treasury account.  EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes.  Neither EAC Management, LLC, nor Mr. Cespedes received any compensation for the return of the shares.

Related Party Notes – 3rd Quarter, 2018

EAC Management, LLC

During the third quarter, the Company issued EAC unsecured, 4% percent, demand promissory note in the amount of $1,100.  The notes were repaid during the quarter.  In addition, remaining amounts outstanding under the notes issued to EAC during the second quarter were repaid in full during the quarter totaling $11,900.

VCVC, LLC

During the third quarter the Company issued VCVC unsecured, 4% percent, demand promissory notes totaling $102,500.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

On March 16, 2011 PayMeOn, Inc., a Nevada corporation organized on May 30, 2006 (the "Company" or “PayMeOn”) completed its agreement and plan of merger (the "Merger Agreement") to acquire Hyperlocal Marketing, LLC, a Florida limited liability company ("Hyperlocal"), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of the Company common stock, which equals approximately 50.1% of the total shares of the Company issued and outstanding following the merger on a fully diluted basis. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10-45-15, the transaction was accounted for as a reverse acquisition. Hyperlocal was considered the accounting acquirer and the acquire was the Company since the members of Hyperlocal obtained voting and management control of the Company and the transaction has been accounted for as a reverse merger and recapitalization.

During the first quarter of 2017 we acquired the exclusive rights as licensee to manufacture and distribute concrete reinforcement products in various territories (see below) under the Basalt America name. Prior to entering into the license, we primarily sold electric bicycles and opportunistically operated our apparel business, known as Paymeon Brands.  During the first quarter of 2018, our board of directors approved a plan to discontinue our electric bicycle and apparel businesses.  Going forward, our primary focus and resources will continue to be on our concrete reinforcement products business known as Basalt America.

BASALT AMERICA

In February 2017, we acquired 100% of the membership interests of Basalt America, LLC. Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products such as “rebar” that reinforce concrete. In March 2017, we announced our intention to change our parent Company name from Paymeon, Inc. to Basalt America, Inc., in order to better reflect the primary focus of our Company going forward.

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

Since completion of our acquisition of Basalt America, we have moved our headquarters to a facility located in Oakland Park, Florida that is approximately 14,000 square feet in size. During the second quarter, we began preparation of the facility for production. The facility has the ability to produce approximately two to three miles of basalt fiber reinforced polymer rebar per day.

During the second quarter of 2017, we also created two joint ventures to manage defined Territories within our licensed geography. We created Basalt America Territory 1, LLC to manage the sales, distribution and marketing of our products for Dade, Broward, and Monroe Counties in the State of Florida. The joint venture is owned 55.3% by Basalt America and 44.7% by investors, including a related party. We also created Basalt America Territory 2, LLC to manage the sales, distribution and marketing of our products for the state of Rhode Island. The joint venture is to be owned 50% by Basalt America and 50% by a third-party investor. Basalt America Territory 2, LLC has not yet been formalized and has not yet commenced operations.

The joint ventures will buy product for resale from Basalt America with dedicated production capacity paid for by the joint ventures.

During the third and fourth quarters of 2017, we began creating technical documentation and other processes to support the introduction of our products to the construction industry.  We commenced discussions (introductory and educational) with various members of the construction industry, including architects, engineers, real estate developers, city and state governmental entities, distributors and other industry organizations.  During the third and fourth quarters, we engaged additional sales and engineering consultants to assist with quantifying the benefits of using our products over traditional reinforcement products.  In addition, we created processes to facilitate the use of our products by (1) providing project managers with the ability to submit existing project plans to us for review regarding how they would be amended for use of our reinforcement products.  This provides the opportunity for project managers to understand the potential labor, material, insurance and other cost savings; and (2) arranging for project managers to have the ability to seek out “delegate” engineering services in the event their project engineers lack the experience working with composites.

During the first quarter of 2018, we realized our first “substantial” sale.  We sold various diameters of our basalt fiber rebar to a golf course resort project being developed in Palm Beach, Florida.  The sale represented approximately 89% of our sales for the quarter and gave us our first opportunity to test our processes for delivery of medium to large size orders, including inventory control, shipping and handling, and other logistics-related processes.  The products were delivered in a timely fashion and the customer was invoiced. We expect that a substantial number of customers will request terms for payment.  We believe that we will need to grant customers anywhere from 30 to 90 days to complete payment in order to be competitive.  We recognize that there is risk associated with granting terms to certain customers in the construction industry.  Accordingly, we are exploring methods of protecting our interests through the filing of liens against projects to which we deliver our products prior to payment being made.

Going forward, we expect to continue making investments in our Basalt America operations. We will require capital to, among other things, (1) continue upgrading our facilities management, production and testing capabilities, (2) continue the pursuit of an evaluation service report from the International Code Council (ICC – ES), (3) continue engaging the industry and industry experts with education initiatives,(4) purchase of raw materials and other goods and services related to our manufacturing needs, (5) upgrade our management and sales teams, (6) continue to meet obligations under our license and other agreements, particularly as they pertain to distribution, (7) continued research and development around new products being developed in the concrete reinforcement industry, and (8) other general working capital needs.  We believe we will require at least $3.5 million in additional capital from the date of this report through the remainder of 2018. We will likely fund this investment through the issuance of equity or convertible notes to accredited investors.

Discontinued Operations

Revenue-During the three months ended March 31, 2018 revenue from discontinued operations was $16,460 compared to $11,032 for the same period in the prior year. The revenue in the current year was due to an agency agreement from the discontinued clothing segment compared to $11,032 from the bicycle segment.

Cost of goods sold - During the three months ended March 31, 2018 cost of goods sold from discontinued operations was $24,700 compared to $7,507 for the same period in the prior year. The increased cost of goods sold in the current year was higher due to residual costs from prior periods.

Loss on disposal of fixed assets - During the months ended March 31, 2018, was no expense compared to $221,328 during the same period in the prior year. The loss was due to a Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations.

Results of Operations

Revenue - Revenues for the three months ended March 31, 2018 were $78,280 compared to no revenue for the three months ended March 31, 2017, as a result of sales of basalt fiber rebar. The increase in basalt fiber rebar sales was the result of our first substantial sale to a golf course resort development in Palm Beach, Florida. The sale to this development accounted for approximately 89% of our first quarter sales. We had other, nominal sales during the first quarter as well. All of the Company’s first quarter basalt fiber rebar sales were delivered in Florida.

Cost of Goods Sold

During the three months ended March 31,2018 the Company had cost of sales of $78,441 compared to no cost of goods sold for the same period in the prior year from continuing operations. Cost of goods sold consisted of $71,326 of product cost, $3,984 in shipping cost and $3,131 of sales commission. For the three months ended March 31, 2018, the Company had a negative gross margin from continuing operations in the amount of $161. The Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of products. The Company is initiating sales at low margins to try to gain market share and gain exposure to the product. In the future, as the Company's product gains acceptance it is expected for margins to increase. Due to the discontinuance of prior operations the Company had no gross margin from continuing operations during the three months ended March 31, 2018.

Operating Expenses

Professional fees - During the three months ended March 31, 2018 professional fees were $33,388 compared to $85,603 for the same period in the prior year. The decrease of $52,215 was due to higher legal fees in the prior year.

Payroll and payroll taxes - During the three months ended March 31, 2018 payroll fees and taxes were $96,994 compared to $58,339 for the same period in the prior year. The increase of $38,655 was due to more employees in support of the basalt fiber rebar.

Consulting - During the three months ended March 31, 2018 payroll fees and taxes were $100,949 compared to $156,340 for the same period in the prior year. The decrease of $55,391 was due to higher consulting fees associated with the startup with the part of the basalt fiber rebar.

General and administrative - During the three months ended March 31, 2018 payroll fees and taxes were $473,205 compared to $132,255 for the same period in the prior year. The increase of $340,950 was due higher stock-based compensation and stock option expense of $236,865, increased rent expense of $35,639 and $25,010 in higher travel expense.

Bad debt expense - During the three months ended March 31, 2018 bad debt expense of $24,242 compared to no expense in the same period in the prior year as a result of sales in the current period where the collectability of those sales are doubtful as to their collectability.

Other Expenses

Interest on judgement - During the three months ended March 31, 2018 interest on judgement was $4,555 compared to $4,555 in the same period in the prior year.

Interest expense - During the three months ended March 31, 2018 interest expense was $18,307 compared to $28,148 for the same period in the prior year. The decrease of $9,841 was due to amortization of debt discount in the prior period.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2018, the Company had an accumulated deficit of $15,981,117. The Company has also dedicated substantial resources to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require additional financing for the development of the Basalt America business.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. This has continued through the first quarter of 2018 and will continue until we have cash flow to cover our expenses.

At March 31, 2018 the Company had cash of $112,508 compared to $188,738 at December 31, 2017.

During the three months ended March 31, 2018, the Company sold 2,438,299 shares for $575,240, including a liability for shares to be issued of $93,990, as well as borrowed $50,000 from a credit line from former CEO and now a consultant of the Company.  Notwithstanding proceeds from the sale of our common stock during the first quarter and additional sales proceeds and proceeds from a short-term note financing after the first quarter of $360,900 as well as proceeds from the sale of stock of $230,000, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $3,000,000 to maintain our current operations through the next twelve months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Cash Flows

Net cash used in operating activities amounted to $569,209 and $1,563,692 for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we used $2,762 cash for investing activities compared to nothing used in the same period in the prior fiscal year.

During the three months ended March 31, 2018, we had $495,741 cash provided by financing activities through a demand note from a related party in the amount of $50,000 and the sale of stock in the amount of $475,741 offset by the repayment of a note payable in the amount of $30,000.  During the three months ended March 31, 2017, $1,583,072 was provided from investing activities from the sale of stock in the amount of $1,591,460, offset by payments for purchase order financing and payments to related parties totaling $8,388.

We do not believe that our cash on hand at March 31, 2018 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2018 based on the material weakness described below.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

PART II.–OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, except as previously reported under the Company’s Form 10-K annual report for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, the Company issued 1,858,333 common shares which it sold for $481,250 (1,525,000 shares at $0.25 per share, and 333,333 shares at $0.30 per share). In addition, various investors received five-year warrants to acquire 562.500 shares at $0.40, 562,500 shares at $0.60, and 400,000 shares at $0.50 per share.

During the three months ended March 31, 2018, the Company received $93,990 for 579,966 common shares not issued as of March 31, 2018.  The Company has recorded this as a liability on its consolidated balance sheet as March 31, 2018 and the shares were issued in June 2018.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making monthly payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
10.1	Demand Revolving Credit Line with EAC Management, LLC for $100,000 dated March 19, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2018

PayMeOn, Inc.

By:	/s/ David Anderson
David Anderson
Interim Chief Executive Officer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Vincent L. Celentano
Vincent L. Celentano
Authorized Signer