Form 10-Q
period 2018-06-30
PayMeOn, Inc.
filed 2018-09-27
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of September 26, 2018
Common Stock, $0.001 Par Value Per Share	143,035,341

PAYMEON, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$11,122	$188,738
Accounts receivable, net	58,548	—
Inventory	299,374	380,265
Prepaid expenses	111,833	57,793
Other current assets	24,000	24,000
TOTAL CURRENT ASSETS	504,877	650,796

Fixed assets, net	439,765	456,709
Licensing agreements, net	422,055	447,260
Deposits	1,260,000	1,060,000
	2,121,820	1,963,969

TOTAL ASSETS	$2,626,697	$2,614,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$833,763	$323,116
Due to related party	7,011	51,048
Accrued expenses	678,466	1,224,716
Current liabilities held for sale	40,898	51,568
Notes payable	—	30,000
Notes payable - related party	518,300	200,000
Liability for stock to be issued	—	100,000
Note payable - convertible	300,000	300,000
Notes payable - related party - convertible	290,273	290,273
TOTAL CURRENT LIABILITIES	2,668,711	2,570,721

TOTAL LIABILITIES	2,668,711	2,570,721

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 131,018,674 and 128,305,800 shares issued and outstanding, respectively as of June 30, 2018 and December 31, 2017	131,019	128,306
Additional paid in capital	16,281,047	14,917,066
Subscription receivable	—	(500)
Accumulated deficit	(16,678,907)	(15,225,303)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) - CONTROLLING INTEREST	(266,841)	(180,431)
Non-controlling interest	224,827	224,475
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(42,014)	44,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,626,697	$2,614,765

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Products Sales - Rebar	$5,872	$—	$84,152	$—
Total revenue	5,872	—	84,152	—

Total cost of goods sold	8,546	—	86,987	—

Gross (loss)	(2,674)	—	(2,835)	—

OPERATING EXPENSES
Professional fees	56,982	54,448	90,370	140,051
Payroll and payroll taxes	69,438	75,659	166,432	133,998
Consulting	118,742	198,450	219,691	354,790
General and administrative	318,840	74,425	788,060	87,354
Bad debt expense	—	—	24,242	—
Total operating expenses	564,002	402,982	1,288,795	716,193

NET LOSS FROM OPERATIONS	(566,676)	(402,982)	(1,291,630)	(716,193)

OTHER EXPENSES
Loss on extinguishment of debt	(90,061)	—	(90,061)	—
Interest on judgement	(4,605)	(4,604)	(9,160)	(9,158)
Interest expense	(24,941)	(18,703)	(43,248)	(46,852)
Total other expenses	(119,607)	(23,307)	(142,469)	(56,010)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND (LOSS) FROM DISCONTINUED OPERATIONS	(686,283)	(426,289)	(1,434,099)	(772,203)

(LOSS) FROM DISCONTINUED OPERATIONS	(10,912)	(45,689)	(19,153)	(499,182)

Net loss before provision for income taxes	(697,195)	(471,978)	(1,453,252)	(1,271,385)

Provision for income taxes	—	—	—	—

NET LOSS	(697,195)	(471,978)	(1,453,252)	(1,271,385)
Net (income) loss attributable to non-controlling interest	(595)	—	352	—
Net (income) loss attributable to controlling interest	$(696,600)	$(471,978)	$(1,453,604)	$(1,271,385)

Net loss per share - basic and diluted
Continuing operations	$(0.005)	$(0.004)	$(0.011)	$(0.009)
Discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.005)
Total	$(0.005)	$(0.004)	$(0.011)	$(0.014)

Weighted average number of shares outstanding - basic and diluted	131,018,674	117,093,493	130,060,338	87,833,438

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(1,453,604)	$(1,271,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	352	—
Bad debt expense	24,242	—
Depreciation	19,879	16,368
Amortization of debt discount	—	12,672
Loss on extinguishment of debt	90,061	—
Stock-based compensation	486,092	1,056
Loss on leasehold and deposit	—	221,328
Amortization of license agreement	25,205	24,794
Common stock issued for services	—	117,089
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(54,040)	37,424
(Increase) decrease in inventory	80,891	(396,919)
(Increase) in deposits	(200,000)	(1,134,000)
(Increase) decrease in accounts receivable	(82,790)	8,835
Decrease in other current assets	—	1,194
Increase in accounts payable - related party	—	80,000
(Decrease) in customer deposits	—	(32,736)
Increase in accounts payable and accrued expenses	139,990	209,522
Net cash used in operating activities	(923,722)	(2,104,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,935)	—
Net cash used in investing activities	(2,935)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party	—	(22,564)
Proceeds from notes payable - related party	—	15,000
Proceeds from related party, net	303,300	—
Repayment of purchase order financing	—	(1,885)
Repayment of note payable	(30,000)	—
Proceeds from joint venture	—	315,000
Proceeds from sale of common stock	475,741	2,241,178
Net cash provided by financing activities	749,041	2,546,729

NET INCREASE (DECREASE) IN CASH	(177,616)	441,971

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,738	88,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,122	$530,309

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosure of non cash investing and financing activities:
Related party forgiveness recorded as additional paid-in capital	$215,300	$—

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(A) Organization (Continued)

On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was decided to be effective May 1, 2018. The timing of the disposal was delayed due to administrative issues.  The disposal will be reflected in the Company’s financial statements effective September 30, 2018. As a result of this disposal under ASC 205-20-45-1E, the Company has presented the assets and liabilities of this segment as held for sale and as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries.

On April 13, 2018, Vincent L. Celentano was appointed chairman and chief executive officer of our Company and all our subsidiaries. Mr. Celentano is the largest individual shareholder of our Company.

On August 13, 2018, the Company formed Basanite Industries LLC, a wholly-owned Delaware subsidiary.

On August 16, 2018, the Company appointed David Anderson its Interim Chief Executive Officer and Interim Principal Financial Officer.

PayMeOn and its wholly owned subsidiaries are herein referred to as the "Company".

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2018 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, PayMeOn Brands, Inc, HLM PayMeOn, Inc. Xtreme Fat Tire Bike Holdings. LLC, Basalt America, and Basalt America Territory 1, LLC, a majority owned subsidiary. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2018, the Company has an accumulated deficit of $16,678,907, a working capital deficiency of $2,163,834 and cash used in operations of $923,722 for the six months ended June 30, 2018. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of June 30, 2018.

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the useful lives of depreciable assets, valuation of accounts receivable reserves, valuation of inventory allowances, valuation of deferred tax assets, stock-based compensation and any beneficial conversion features on convertible debt.

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of June 30, 2018, the Company has recorded $24,242 as an allowance for bad debts compared to no allowance at December 31, 2017.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of June 30, 2018 and December 31, 2017 the Company has not recorded an allowance for the valuation of the inventory or inventory obsolescence.

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

Depreciation/
Amortization
Asset Category	Period
Machinery	7 -12 Years
Website costs	5 Years
Computer equipment	3 Years

Fixed assets consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Computer equipment	$16,790	$13,605
Machinery	449,750	450,000
Website development	24,775	24,775

Total	491,315	488,380
Accumulated depreciation	(51,550)	(31,671)
Balance	$439,765	$456,709

During the six months ended June 30, 2018, $250 was expensed as non-capitalizable equipment which was previously capitalized as Machinery at December 31, 2017. During the year ended December 31, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations. Depreciation expense for the six months ended June 30, 2018 and 2017 was $19,879 and $16,368 respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) Fixed assets (Continued)

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended September 30, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018.  The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument is reflected as a material modification in the Company’s financial statements as of June 30, 2018 in the amount of $90,061 and reflected as a loss on extinguishment of debt on the Company’s statement of operations.

(G) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. As of June 30, 2018 and December 31, 2017, the Company determined that no impairment was necessary.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(H) Revenue Recognition (Continued)

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

Dilutive shares not included in loss per share computation	June 30, 2018	December 31, 2017
	(Unaudited)
Options	5,600,000	5,600,000
Warrants	7,175,000	5,650,000
Convertible shares	2,660,632	2,586,746
Shares issuable	—	333,333
	15,435,632	14,170,079

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(M) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company prior to March 19, 2018 when they decided to dispose of the electric bicycles and apparel lifestyle brands segment to focus entirely on the concrete reinforcement products made from basalt fiber, which was formally to be disposed of on May 1, 2018, however due to administrative issues was extended to September 30, 2018, had three segments in 2017. As a result of this strategic shift and in accordance with ASC 205-20-45-1E has reclassified two of these segments as assets and liabilities held for sale and discontinued operations. Therefore, the Company only operates in one segment and has not presented segment reporting for the three and six months ended June 30, 2018 and 2017.

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

	June 30, 2018	December 31, 2017
	(Unaudited)
Expected income tax (benefit) expense at the statutory rate of 24.63% (37.63% for 2017)	$(1,462,401)	$(1,104,465)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes) – permanent differences	136,870	136,870
Change in valuation allowance	1,325,531	967,595

Provision for income taxes	$—	$—

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(O) Income Taxes

The components of deferred income taxes are as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Deferred income tax asset - related to stock-based compensation and impairment (permanent differences)	$756,064	$756,064
Net operating loss carryforwards	3,581,614	3,092,148
Effect of TCJA recalculation	(1,366,527)	(1,366,527)
Valuation allowance	(2,971,151)	(2,481,685)
Deferred income taxes	$—	$––

As of June 30, 2018, the Company had a net operating loss carry forward of approximately $9,200,000. As of December 31, 2017, the Company had a net operating loss carry forward of approximately $8,200,000 available to offset future taxable income through 2037. All losses that occur after December 31, 2017, are available to offset future taxable income and do not expire. This results in deferred tax assets of approximately $3,000,000 and $2,500,000 as of June 30, 2018 and December 31, 2017, offset by a valuation allowance which was approximately $3,000,000 and $2,500,000 at June 30,2018 and December 31, 2017. The change in the valuation allowance from June 30, 2018 over December 31, 2017 was an increase of approximately $600,000. Tax returns for the last three years are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Basalt America in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $352 and $0 for the six months June 30, 2018 and 2017, respectively are included in the consolidated financial statements.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 4 – ACQUISITION OF BASALT AMERICA (CONTINUED)

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

The Company consolidated the total assets and liabilities of Basalt America. Since the consolidation was done retrospectively, the Company adjusted the beginning balances as if the transaction occurred on November 18, 2016 (Inception).

NOTE 5 – DISCONTINUED OPERATIONS

On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was decided to be effective May 1, 2018. The timing of the disposal was delayed due to administrative issues. The disposal will be reflected in the Company’s financial statements effective September 30, 2018. As a result of this disposal under ASC 205-20-45-1E, the Company has presented the assets and liabilities of this segment as held for sale and as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$26,877	$16,460	$37,909
Cost of goods sold	8,829	32,902	33,530	40,409

Gross profit (loss)	(8,829)	(6,025)	(17,070)	(2,500)

Operating expenses
General and administrative	2,083	22,400	2,083	198,350
Payroll expense	—	6,600	—	13,920
Consulting	—	10,515	—	46,715
Depreciation and amortization expense	—	149	—	16,369
Loss on lease	—	—	—	221,328
Total expense from discontinued operations	2,083	39,664	2,083	496,682

(Loss) from discontinued operations	$(10,912)	$(45,689)	$(19,153)	$(499,182)

PAYMEON, INC. AND SUBSIDIARIES

BALANCE SHEETS FROM DISCONTINUED OPERATIONS (HELD FOR SALE)

	June 30, 2018	December 31, 2017
	(Unaudited)

Current liabilities held for sale	$40,898	$51,568

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE

		June 30, 2018	December 31, 2017
		(Unaudited)
Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	10,000	10,000
Note Payable related party - convertible @ $0.20 per share	(c)	20,000	20,000
Note Payable related party - convertible @ $0.30 per share	(d)	182,500	182,550
Total		378,000	378,000

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		—	—

Total		$290,273	$290,273

———————

Interest expense for the Company’s related party convertible notes payable for the three and six months ended June 30, 2018 was $6,597 and $13,121, respectively, compared to $13,897 and $36,538 to the three and six months ended June 30, 2017. Accrued interest for the Company’s related party convertible notes payable at June 30, 2018 and December 31, 2017 was $113,709 and $100,588.

(a) The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (both of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014, the Company amortized $165,500 of the debt discount. Accrued interest at June 30, 2018 and December 31, 2017 amounted to $60,909 and $58,052, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018.  As of June 30, 2018 and December 31, 2017, these two notes had accrued interest of $63,797 and $58,052, respectively.

(b) The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. During the year ended December 31, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of June 30, 2018 and December 31, 2017, the Company fully amortized the debt discount and accrued interest amounted to $2,566 and $2,219, respectively.

(c) The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of June 30, 2018 and December 31, 2017 the Company fully amortized the debt discount and accrued interest amounted to $4,039 and $3,345, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE (CONTINUED)

(d) The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock As of June 30, 2018 and December 31, 2017 the Company fully amortized the debt discount and had accrued interest of $43,307 and $36,972, respectively.

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

NOTE 7 – NOTE PAYABLE – CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of June 30, 2018 and December 31, 2017 accrued interest amounted to $56,441 and $46,027, respectively.

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making monthly payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018 in the amount of $90,061.

Interest expense for the Company’s convertible notes payable for the three and six months ended June 30, 2018 was $5,236 and $10,414, respectively, compared to $5,178 and $10,356 to the three and six months ended June 30, 2017. Accrued interest for the Company’s convertible notes payable at June 30, 2018 and December 31, 2017 was $56,441 and $46,027.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

On December 11, 2017, Basalt America entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bore an interest rate of 10% per annum and matured on March 11, 2018. On February 16, 2018, the Basalt America fully repaid this note plus $690 of accrued interest. The prepayment did not have a penalty associated with it.

Interest expense for the Company’s notes payable for the three and six months ended June 30, 2018 was $0 and $386, compared to no interest expense during the three and six months ended June 30, 2017. Accrued interest for the Company’s notes payable at June 30, 2018 and December 31, 2017 was $0 and $321.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party (a director and former Chief Executive Officer). The note is payable on demand and has accrued interest of $377 and $203 as of June 30, 2018 and December 31, 2017, respectively.

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party (a director and former Chief Executive Officer). The note is payable on demand and has accrued interest of $769 and $422 as of June 30, 2018 and December 31, 2017, respectively.

On August 9, 2017, the Company was issued a $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement (‘the Note”) with CAM Group of Florida (a company controlled by a current director) in the amount of $200,000 with a due date of November 9, 2017. The note was issued in exchange for third-party payments in that amount. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. On November 27, 2017, the Company was granted an extension to December 31, 2017. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Note was amended to be a “demand” note. The Lender agreed to amend the Note with no penalty and all original terms remain in place. At June 30, 2018 and December 31, 2017 this note had accrued interest of $17,808 and $7,890, respectively. The principal amount of $200,000 was converted into shares of common stock on August 30, 2018. All accrued interest as of that date was forgiven by the lender.

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

On March 28, 2018, the Company borrowed $50,000 under the credit line from EAC. At June 30, 2018, the credit line has a balance of $50,000 and accrued interest of $1,240.

During the three months ended June 30, 2018, the Company issued unsecured, 4%, demand promissory notes to EAC totaling $14,800.  The Company repaid $4,000 on April 11, 2018. As of June 30, 2018, these notes had accrued interest in the amount of $214.

During the three months ended June 30, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC (“VCVC”) totaling $152,500. VCVC, the personal holding company of our chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of June 30, 2018, these notes had accrued interest of $3,025.

During the three months ended June 30, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. As of June 30, 2018, these notes had accrued interest of $1,785. The $90,000 in principal to RVRM was converted for 1,200,000 shares of common stock. The accrued interest through this date was forgiven by RVRM.

Interest expense for the Company’s convertible notes payable for the three and six months ended June 30, 2018 was $8,397 and $17,072, respectively, compared to $0 and $96 to the three and six months ended June 30, 2017.  Accrued interest for the Company’s convertible notes payable at June 30, 2018 and December 31, 2017 was $25,218 and $8,837.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 10 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party through common ownership, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000 cash. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized all of the $1,000 deferred finance charge. As of June 30, 2018 and December 31, 2017, the Company had a balance outstanding of $4,000. The $4,000 is included in current liabilities held for sale on the June 30, 2018 and December 31, 2017 consolidated balance sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Contracts

On August 15, 2011, the Company entered into an employment agreement with its then Chief Executive Officer (who subsequently resigned in April 2018). The agreement was for a period of one year and was to remain in effect until either party notified the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s then Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year.

For the three and six months ended June 30, 2018, the Company recorded a salary expense of $6,182 and $49,932, respectively. Salary expense for the three and six months ended June 30, 2017 was $43,750 and $87,500. Accrued compensation at June 30, 2018 and December 31, 2017 was $271,354 and $468,922, respectively (See Note 14) and this is included in accrued expenses on the consolidated balance sheets.  On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with the $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of June 30, 2018 and December 31, 2017 the Company had accrued $58,956 and $49,796, respectively of interest associated with the judgment.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

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

Future minimum lease commitments due for facilities leases under operating leases at June 30, 2018 are as follows, if the Company completes all of the separate six-month terms:

2018	$71,172
2019	147,986
2020	37,353
Total minimum lease payments	$256,511

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

As of June 30, 2018 and December 31, 2017, $3,753 and $388, respectively, was due under the percentage of gross sales obligations to RAW or its affiliates.

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

As of June 30, 2018 the Company has not recorded the remaining $400,000 per the post-closing letter agreement as they have neither taken delivery or paid for the remaining rebar machines owed to them under this agreement. As a result, the Company has an off-balance sheet commitment of $400,000 payable to RAW. The Company has paid $1,200,000 of the $1,600,000 for additional rebar machines and this amount is reflected on the Company’s consolidated balance sheet as a deposit on equipment. The obligations are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd & 4th Qtr 2017and 1st & 2nd Qtr. 2018- partially met

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations have commenced during the fourth quarter of 2017. The Company owns 55.3% of the joint venture and the investors own 44.7% of the joint venture. Through June 30, 2018, the Company entered into term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory. The non-controlling interest as of June 30, 2018 and December 31, 2017, $224,827 and $224,475.

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

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Calendar Year 2018

On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has commenced making the $5,000 per month payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument is reflected as a material modification in the amount of $90,061 in the Company’s consolidated statement of operations in the three months ended June 30, 2018.

During the six months ended June 30, 2018, the Company issued 2,438,299 common shares for total proceeds of $575,240 ($0.15 to $0.30 per share). In addition, various investors received five-year warrants to acquire 562,500 shares at $0.40, 562,500 shares at $0.60, 400,000 shares at $0.50 and 350,000 shares at $0.15 per share.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Continued)

Calendar Year 2017 (Continued)

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

NOTE 13 – OPTIONS AND WARRANTS

Stock Options:

The following tables summarize all options and warrant grants to consultants for the year and six months ended December 31, 2017 and June 30, 2018 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2016	4,207,181	$0.49	$—
Granted	1,560,000	0.25	—
Exercised	(167,181)	(0.10)	—
Expired	—	—	—
Balance at December 31, 2017	5,600,000	$0.43	$741,600

Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance at June 30, 2018	5,600,000	$0.43	$—

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS (CONTINUED)

Stock Options (Continued):

Fiscal year 2018

For the six months ended June 30, 2018, no options were issued by the Company. On September 17, 2018, the former CEO of the Company canceled his 1,000,000 options granted to him on February 25, 2016.

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

The Company issued 167,181 shares of stock in the exercise of 167,181 stock options on April 5, 2017.

During the six months ended June 30, 2018 and 2017 total stock option expense amounted to $3,028 and $1,056, respectively.

As of June 30, 2018 and December 31, 2017, there were 5,600,000 and 5,600,000, respectively of stock options issued. Of the options issued, 5,007,500 were vested as of June 30, 2018 and 4,497,500 were vested as of December 31, 2017.

Stock Warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2016	—	$—
Granted	5,650,000	0.46
Exercised	—	—
Expired	—	—
Balance at December 31, 2017	5,650,000	$0.46
Granted	1,525,000	0.50
Exercised	—	—
Expired	—	—
Balance at June 30, 2018	7,175,000	$0.47

Fiscal year 2018

As of June 30, 2018, a total of 1,525,000 warrants were issued to investors as a stock purchase incentive with an average grant price of $0.50 and a five-year term.  562,500 warrants were issued at $0.40, 400,000 at $0.50 and 562,500 at $0.60.

In August 2018, the Company issued 350,000 warrants to investors at a grant price of $0.15 and a five-year term.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants (Continued):

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

NOTE 14 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its then Chief Executive Officer. The agreement was for a period of one year and was to remain in effect until either party notified the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year. On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries. For the three and six months ended June 30, 2018 the recorded Chief Executive Officer salary expense was $6,182 and $49,932, respectively. For the three and six months ended June 30, 2017 the recorded Chief Executive Officer salary expense was $43,750 and $87,500, respectively. Accrued compensation at June 30, 2018 and December 31, 2017 was $271,354 and $468,922, respectively (See Note 11) and is included in accrued expenses on the consolidated balance sheets. On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 14 – RELATED PARTIES (CONTINUED)

On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC Management, LLC (“EAC”), the personal holding company of our former chairman and chief executive officer, Mr. Cespedes issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount has not been paid as of the date of filing. As of June 21, 2018, the Company had failed to repay amounts due EAC, and was in default. On June 21, 2018, EAC waived the default and granted the Company an extension of time to make repayment to July 15, 2018. The Company did not make payment by the expiration of the extension issued by EAC. On July 24, 2018, EAC granted the Company another extension to August 31, 2018. On September 19, 2018, EAC waived the default and granted the Company an extension of time to make repayment to October 15, 2018. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension. As of June 30, 2018, this demand note had accrued interest of $1,240.

On April 14, 2018, the Company entered into a consulting agreement with EAC Management, LLC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Under the agreement EAC will provide the Company with general corporate and other services at the direction of the Board of Directors. The agreement is for a period of twelve months and can be terminated by either party with written notice. The agreement contains standard representations, warranties, and indemnifications from EAC and the Company. Mr. Cespedes has no executive authority under the agreement. Compensation under the agreement is flexible. The agreement sets target compensation for EAC at $15,000 per month and allows for the Company to pay EAC less based on its financial wherewithal at any given time. The agreement also contains customary terms, including reimbursement for certain health and business-related expenses. As of June 30, 2018, the Company had accrued fees payable to EAC of $26,250.

During the three months ended June 30, 2018, the Company issued unsecured, 4%, demand promissory notes to EAC totaling $14,800. The Company repaid $4,000 on April 11, 2018. As of June 30, 2018, these notes had accrued interest in the amount of $214.

During the three months ended June 30, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC totaling $152,500. VCVC, the personal holding company of our chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of June 30, 2018, these notes had accrued interest of $3,025.

During the three months ended June 30, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. As of June 30, 2018, these notes had accrued interest of $1,785. The $90,000 in principal to RVRM was converted for 1,200,000 shares of common stock. The accrued interest through this date was forgiven by RVRM.

As of June 30, 2018 and December 31, 2017, the Company’s former Chief Executive Officer and current consultant was owed $7,011 and $51,048 for amounts paid on behalf of the Company.

See Note 6 for Convertible Notes Payable Related Party, Note 11 for Commitments involving Related Parties and Note 13 for issuance of stock options to related parties.

NOTE 15 – CONCENTRATIONS

For the six months ended June 30, 2018, one customer amounted to 85% of product sales from continuing operations. The Company had no sales during the six months ended June 30, 2017.

Concentration risks for discontinued operations have not been reflected as the Company does not consider this risk to be material to the Company any longer.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

On July 11, 2018, the Company sold a total of 400,000 shares to an accredited investor for proceeds of $30,000 ($0.075 per share). In conjunction with the investment, the investor agreed to a twelve-month resale restriction.

On July 24, 2018, EAC Management, LLC granted the Company an extension to repay the Demand Note originally called on April 13, 2018. On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC Management, LLC issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount was not paid by the Company upon demand from EAC. On June 21, 2018, EAC waived the default and granted the Company an extension of time to make repayment to July 15, 2018. The Company did not make payment by the expiration of the extension issued by EAC. On July 24, 2018, EAC granted the Company another extension to August 31, 2018. On September 19, 2018, EAC granted another extension to repay this amount until October 15, 2018. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension.

On August 13, 2018, the Company formed a new wholly-owned subsidiary, Basanite Industries, LLC. Basanite Industries, LLC was incorporated in Delaware and has not yet commenced operations.

On August 15, 2018, the Company sold a total of 1,333,333 shares to a related party, RVRM for proceeds of $100,000 ($0.075 per share). Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM.

On August 15, 2018, RVRM agreed to convert $90,000 principal amount of notes outstanding for 1,200,000 restricted shares of the Company’s common stock. The debt was held by RVRM and was converted at a price per share of $0.075. Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM. As part of this agreement, accrued interest in the amount of $2,239 was forgiven by the noteholder.

On August 16, 2018, CAM Group of Florida agreed to convert $200,000 principal amount of notes outstanding for 2,666,667 restricted shares of the Company’s common stock. The debt was held by CAM Group of Florida and was converted at a price per share of $0.075. Frank Monti, Sr., a member of our board of directors is an officer of CAM Group of Florida. As part of this agreement, associated accrued interest in the amount of $20,329 was forgiven by the noteholder.

On August 16, 2018, the Company sold a total of 150,000 shares to an accredited investor for proceeds of $15,000 ($0.10 per share). In addition, the investor received five-year warrants to purchase 150,000 shares of the Company’s common shares for a strike price of $0.15 per share.

On August 16, 2018, the Company sold a total of 200,000 shares to an accredited investor for proceeds of $20,000 ($0.10 per share). In addition, the investor received five-year warrants to purchase 200,000 shares of the Company’s common shares for a strike price of $0.15 per share.

On August 16, 2018, the Company sold a total of 66,667 shares to an accredited investor for proceeds of $5,000 ($0.075 per share).

On August 16, 2018, the Company appointed David Anderson its Interim Chief Executive Officer and Interim Principal Financial Officer. In conjunction with the appointment, the Company issued 1,000,000 warrants to purchase at a strike price of $0.1235 per share. The warrants were immediately vested at time of issuance and have a five-year life.

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

On August 22, 2018, EAC returned 500,000 common shares to the Company’s treasury account. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Neither EAC nor Mr. Cespedes received any compensation for the return of the shares.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

On August 24, 2018, the Company sold a total of 1,333,333 shares to a related party, Paul Sallarulo for proceeds of $100,000 ($0.075 per share). Paul Sallarulo is a member of our board of directors.

On August 30, 2018, the Company issued a total of 4,500,000 shares to consultants due under five consulting agreements. The issuance completes the Company’s obligation under the consulting agreements.

Effective September 10, 2018, the Company terminated nine separate consulting agreements. At the time of termination, the Company had no further obligations for payments of any kind and there were no termination payments due.

On September 13, 2018, the Company’s former chairman and chief executive officer, Edward A. Cespedes, forgave $77,780 of accrued vacation pay due him. Mr. Cespedes did not receive any compensation in return for the forgiveness.

On September 17, 2018, the Company’s former chairman and chief executive officer relinquished a vested stock option to purchase 1,000,000 shares of the Company’s common stock for a strike price of $0.51 per share.

On September 19, 2018, EAC granted the Company an extension until October 15, 2018 to repay the Demand Note originally called on April 13, 2018. Upon the resignation of Edward A. Cespedes, EAC issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount was not paid by the Company upon demand from EAC. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension.

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

On August 16, 2018, the Company appointed David Anderson its Interim Chief Executive Officer and Interim Principal Financial Officer.

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

Discontinued Operations

Revenue-During the three and six months ended June 30, 2018 revenue from discontinued operations was $0 and $16,460 compared to $26,877 and $37,909 for the same period in the prior year. The revenue in the current year was due to an agency agreement from the discontinued clothing segment. Revenue in the prior year resulted primarily from the clothing unit in the amount of $25,618 and $12,291 from the bicycle segment.

Cost of goods sold - During the three and six months ended June 30, 2018 cost of goods sold from discontinued operations was $8,829 and $33,530 compared to $32,902 and $40,409 for the same period in the prior year. The cost of goods sold in the current year was higher due to residual costs from prior periods.

Loss on disposal of fixed assets - During the six months ended June 30, 2018, was no expense compared to $221,328 during the same period in the prior year. The loss was due to a Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations.

Results of Operations

Revenue - Revenues for the three and six months ended June 30, 2018 were $5,872 and $84,152 compared to no revenue for the three and six months ended June 30, 2017, as a result of sales of basalt fiber rebar. The increase in basalt fiber rebar sales was the result of our first substantial sale to a golf course resort development in Palm Beach, Florida. The sale to this development accounted for approximately 85% of our sales through June 30, 2018. We had other, nominal sales during the first quarter as well. Through June 30, 2018, all of the Company’s basalt fiber rebar sales were delivered in Florida.

Cost of Goods Sold

During the three and six months ended June 30, 2018 the Company had cost of sales of $8,546 and $86,987 compared to no cost of goods sold for the same period in the prior year from continuing operations. Cost of goods sold consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Product cost	$7,838	$—	$79,164	$—
Shipping cost	473	—	4,457	—
Sales commission	235	—	3,366	—
Total cost of goods sold	$8,546	$—	$86,987	$—

For the three and six months ended June 30, 2018, the Company had a negative gross margin from continuing operations in the amount of $2,674 and $2,835. The Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of products. The Company is initiating sales at low margins to try to gain market share and gain exposure to the product. In the future, as the Company's product gains acceptance it is expected for margins to increase. Due to the discontinuance of prior operations the Company had no gross margin from continuing operations during the three months ended June 30, 2018.

Operating Expenses

Professional fees - During the three months ended June 30, 2018 and 2017 professional fees were $56,982 compared to $54,488 for the same period in the prior year. The increased cost was due to larger accounting fees associated with bringing the books current.

During the six months ended June 30, 2018 and 2017 professional fees were $90,370 compared to $140,051 for the same period in the prior year. The decrease of $49,681 was due to higher legal fees in the prior year.

Payroll and payroll taxes - During the three months ended June 30, 2018 and 2017 payroll fees and taxes were $69,438 and $75,659. The decrease of $6,221 was due to the departure of former Chief Executive Officer, Ed Cespedes on April 13, 2018.

During the six months ended June 30, 2018 and 2017 payroll fees and taxes were $166,432 and $133,998 for the same period in the prior year. The increase of $32,434 was due to more employees in support of the basalt fiber rebar.

Consulting - During the three months ended June 30, 2018 and 2017 consulting fees were $118,742 compared to $198,450 for the same period in the prior year. The decrease of $79,708 was due to a stock grant to a director of the Company of 250,000 shares valued at $62,500.

During the six months ended June 30, 2018 and 2017consulting fees were $219,691 compared to $354,790 for the same period in the prior year. The decrease of $135,099 was due to a stock grant to a director of the Company of 250,000 shares valued at $62,500 as well as fees paid relative to the RAW license agreement.

General and administrative - During the three months ended June 30, 2018 and 2017 general and administrative expenses were $318,840 compared to $74,425 for the same period in the prior year. The increase of $244,415 was due higher stock-based compensation and stock option expense of $207,788.

During the six months ended June 30, 2018 and 2017 general and administrative expenses were $788,060 compared to $87,354 for the same period in the prior year. The increase of $700,706 was due higher stock-based compensation and stock option expense of $486,092, increased rent expense of $45,439 and $18,642 in higher travel expense.

Bad debt expense - During the six months ended June 30, 2018 and 2017 bad debt expense of $24,242 and $0 compared to no expense in the same periods in the prior year as a result of sales in the current period where the collectability of those sales are doubtful as to their collectability. There was no bad debt expense in the three months ended June 30, 2018 and 2017, respectively.

Other Expenses

Interest on judgement - During the three and six months ended June 30, 2018 interest on judgement was $4,605 and $9,160 compared to $4,604 and $9,158 in the same period in the prior year.

Interest expense - During the three and six months ended June 30, 2018 interest expense was $24,941 and $43,248 compared to $18,703 and $46,852 for the same period in the prior year. The decrease of $12,762 was due to amortization of debt discount in the prior period.

Loss on extinguishment of debt – During the three and six months ended June 30, 2018 the Company recorded a loss on the extinguishment of debt in the amount of $90,061 as a result of modification to an existing note in order to secure a three-year extension of the convertible note. This expense is a result of the fair value of the issuance of 274,575 restricted common shares given as partial consideration for the extension. The shares were issued on June 13, 2018. Additionally, the Company agreed to pay $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018. The Company has begun making monthly payments but is not current as required by the extension. No loss on the extinguishment of debt was recorded during the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2018, the Company had an accumulated deficit of $16,678,907. The Company has also dedicated substantial resources to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require additional financing for the development of the Basalt America business.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. This has continued through the second quarter of 2018 and will continue until we have cash flow to cover our expenses.

At June 30, 2018 the Company had cash of $11,122 compared to $188,738 at December 31, 2017.

During the six months ended June 30, 2018, the Company issued 2,438,299 common shares for total proceeds of $575,240, as well as borrowed $50,000 from a credit line from former CEO and now a consultant of the Company and $257,300 from the issuance of short-term notes payable from related parties. Notwithstanding proceeds from the sale of our common stock this year, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $3,000,000 to maintain our current operations through the next twelve months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Cash Flows

Net cash used in operating activities amounted to $923,722 and $2,104,758 for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, we used $2,935 cash for investing activities compared to nothing used in the same period in the prior fiscal year.

During the six months ended June 30, 2018, we had $749,041 cash provided by financing activities through demand notes from related parties in the amount of $303,300 (net of $4,000 in repayments) and the sale of stock in the amount of $475,741 offset by the repayment of a note payable in the amount of $30,000. During the six months ended June 30, 2017, $2,546,729 was provided from investing activities from the sale of stock in the amount of $2,241,178, offset by payments for purchase order financing and payments to related parties totaling $22,564. Additionally, the Company received $315,00 proceeds from investment in joint venture.

We do not believe that our cash on hand at June 30, 2018 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

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

The Company’s management, under the supervision and with the participation of the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018 management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2018 based on the material weaknesses described below.

•

insufficient systems for timely entering new inventory items and point of sales;

•

insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;

•

lack of competent financial management personnel with appropriate accounting knowledge and training;

•

our management team does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience;

•

we rely on an outside consultant to prepare our financial statements; and

•

insufficient controls over our period-end financial close and reporting processes.

As a result of these material weaknesses, our Interim Chief Executive Officer and Interim Principal Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

PART II. – OTHER INFORMATION

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

During the three months ended June 30, 2018, the Company issued 579,966 common shares which it sold for $93,990 (13,990 shares at $0.30 per share, and 80,000 shares at $0.15 per share). Proceeds were used to fund operations.

During the three months ended June 30, 2018, the Company issued 274,575 common shares having a value of $90,061 ($0.328 per share) to a note holder in consideration of the note extension. As a result of this extension, the modification to this debt instrument is reflected as a material modification in the Company’s consolidated statement of operations.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making monthly payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument was reflected as a material modification in the Company’s consolidated statement of operations in the quarter ending June 30, 2018 in the amount of $90,061.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description
10.1	Extension agreement of four convertible notes payable due to a related party with a net principal balance of $290,273 dated April 4, 2018 with new due date of December 31, 2018.
10.2	Second amendment to PayMeOn, Inc. convertible promissory note dated October 22, 2015 with Mark Lechter and Scott Balson
10.3	Form of 4% Demand Note(s) with VCVC, LLC totaling $152,500 dated May 9, 2018 through June 19, 2018
10.4	Form of the five unsecured, 4% percent, ninety-day promissory notes issued to RVRM Holdings, LLC totaling $90,000
10.5	Demand 4% promissory note to EAC Management, LLC in the amount of $3,400 dated June 28, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2018

PayMeOn, Inc.

By:	/s/ David Anderson
David Anderson
Interim Chief Executive Officer
Interim Principal Financial Officer

By:	/s/ Vincent L. Celentano
Vincent L. Celentano
Authorized Signer