Form 10-Q
period 2018-09-30
PayMeOn, Inc.
filed 2018-11-08
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 6, 2018
Common Stock, $0.001 Par Value Per Share	143,702,008

PAYMEON, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$103,828	$188,738
Accounts receivable, net	58,638	—
Inventory	297,078	380,265
Prepaid expenses	117,344	57,793
Other current assets	24,000	24,000
TOTAL CURRENT ASSETS	600,888	650,796

Fixed assets, net	429,502	456,709
Licensing agreements, net	409,452	447,260
Deposits	1,260,000	1,060,000
	2,098,954	1,963,969

TOTAL ASSETS	$2,699,842	$2,614,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$947,433	$323,116
Due to related party	13,579	51,048
Accrued expenses	611,020	1,224,716
Current liabilities from discontinued operations	—	51,568
Notes payable	—	30,000
Notes payable - related party	325,425	200,000
Liability for stock to be issued	50,000	100,000
Note payable - convertible	296,000	300,000
Notes payable related party- convertible	290,273	290,273
TOTAL CURRENT LIABILITIES	2,533,730	2,570,721

TOTAL LIABILITIES	2,533,730	2,570,721

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 143,035,341 and 128,305,800 shares issued and outstanding, respectively as of September 30, 2018 and December 31, 2017	143,035	128,306
Additional paid in capital	17,658,979	14,917,066
Subscription receivable	—	(500)
Accumulated deficit	(17,860,917)	(15,225,303)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) - CONTROLLING INTEREST	(58,903)	(180,431)
Non-controlling interest	225,015	224,475
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	166,112	44,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,699,842	$2,614,765

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Products Sales - Rebar	$2,237	$—	$86,389	$—
Total revenue	2,237	—	86,389	—

Total cost of goods sold	2,976	—	89,963	—

Gross (loss)	(739)	—	(3,574)	—

OPERATING EXPENSES
Professional fees	104,537	68,291	194,907	208,342
Payroll and payroll taxes	41,061	88,672	207,493	222,670
Consulting	198,417	97,526	418,108	452,316
General and administrative	804,840	278,632	1,592,901	382,355
Bad debt expense	—	—	24,242	—
Total operating expenses	1,148,855	533,121	2,437,651	1,265,683

NET LOSS FROM OPERATIONS	(1,149,594)	(533,121)	(2,441,225)	(1,265,683)

OTHER EXPENSES
Loss on extinguishment of debt	—	(72,000)	(90,061)	(72,000)
Interest on judgement	(4,655)	(4,604)	(13,815)	(9,158)
Interest expense	(25,881)	(23,531)	(69,129)	(74,987)
Total other expenses	(30,536)	(100,135)	(173,005)	(156,145)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND (LOSS) FROM DISCONTINUED OPERATIONS	(1,180,130)	(633,256)	(2,614,230)	(1,421,828)

(LOSS) FROM DISCONTINUED OPERATIONS	(924)	(1,751)	(20,844)	(484,564)

Net loss before provision for income taxes	(1,181,054)	(635,007)	(2,635,074)	(1,906,392)

Provision for income taxes	—	—	—	—

NET LOSS	(1,181,054)	(635,007)	(2,635,074)	(1,906,392)
Net loss attributable to non-controlling interest	210	—	540	—
Net loss attributable to controlling interest	$(1,181,264)	$(635,007)	$(2,635,614)	$(1,906,392)

Net loss per share - basic and diluted
Continuing operations	$(0.009)	$(0.005)	$(0.026)	$(0.014)
Discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.004)
Total	$(0.009)	$(0.005)	$(0.026)	$(0.018)

Weighted average number of shares outstanding - basic and diluted	131,018,674	117,065,622	100,602,229	99,916,690

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(2,635,614)	$(1,906,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	540	—
Bad debt expense	24,242	—
Depreciation	30,142	16,517
Amortization of debt discount	—	27,407
Loss on extinguishment of debt	90,061	72,000
Stock-based compensation	1,165,633	1,056
Loss on leasehold and deposit	—	221,328
Amortization of license agreement	37,808	37,397
Common stock issued for services	—	229,365
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(59,551)	41,844
(Increase) decrease in inventory	83,187	(396,919)
(Increase) in deposits	(200,000)	(1,134,000)
(Increase) in accounts receivable	(82,880)	(11,165)
Decrease in other current assets	—	1,194
(Decrease) in accounts payable - related party	—	(429,027)
(Decrease) in customer deposits	—	(34,634)
Increase in accounts payable and accrued expenses	252,293	213,168
Net cash used in operating activities	(1,294,139)	(3,050,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,935)	(6,881)
Net cash used in investing activities	(2,935)	(6,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(4,000)	—
Repayment to related party	—	(56,635)
Proceeds from notes payable - related party	416,325	15,000
Repayment of purchase order financing	—	(1,885)
Proceeds from notes payable	—	200,000
Repayment of note payable	(30,000)	—
Repayment of note payable - related party	(15,900)	(15,000)
Sale of JV interest	—	483,750
Proceeds from sale of common stock	845,739	2,372,428
Net cash provided by financing activities	1,212,164	2,997,658

NET (DECREASE) IN CASH	(84,910)	(60,084)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,738	88,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,828	$28,254

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$4,690	$—

Supplemental disclosure of non-cash investing and financing activities:
Related party forgiveness recorded as additional paid-in capital	$315,709	$—
Conversion of debt into common shares	$290,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(A) Organization (Continued)

On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was effective September 30, 2018. The disposal is reflected in the Company’s financial statements effective September 30, 2018. As a result of this disposal under ASC 205-20-45-1E, the Company has presented the assets and liabilities of this segment as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries.

On April 13, 2018, Vincent L. Celentano was appointed chairman and chief executive officer of our Company and all our subsidiaries. Mr. Celentano is the largest individual shareholder of our Company.

On August 8, 2018, the Company entered into a six-month agreement with David Anderson to act as its Interim Chief Executive Officer and Interim Principal Financial Officer.

On August 13, 2018, the Company formed Basanite Industries LLC, a wholly-owned Delaware subsidiary.

On August 16, 2018, the Company accepted the resignation of Vincent L. Celentano as Chief Executive Officer and Principal Financial Officer.

PayMeOn and its wholly owned subsidiaries are herein referred to as the "Company".

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2018 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PayMeOn, Inc. and its wholly owned subsidiaries, PayMeOn Brands, Inc, HLM PayMeOn, Inc., Basanite Industries, LLC, Xtreme Fat Tire Bike Holdings. LLC, Basalt America, and Basalt America Territory 1, LLC, a majority owned subsidiary. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2018, the Company has an accumulated deficit of $17,860,917, a working capital deficiency of $1,932,842 and cash used in operations of $1,294,139 for the nine months ended September 30, 2018. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

The acquisition of Basalt America and commencement of production related to the products we will produce will require substantial additional investment in plant and equipment. In addition, we will have to invest substantial sums in the creation of a sales and marketing program designed to introduce our products to the industry.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(C) Going Concern

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of September 30, 2018.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of September 30, 2018, the Company has recorded $24,242 as an allowance for bad debts compared to no allowance at December 31, 2017.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of September 30, 2018 and December 31, 2017 the Company has not recorded an allowance for the valuation of the inventory or inventory obsolescence.

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

Depreciation/
Amortization
Asset Category	Period
Machinery	7 -12 Years
Website costs	5 Years
Computer equipment	3 Years

Fixed assets consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Computer equipment	$13,813	$13,605
Machinery	449,750	450,000
Website development	24,775	24,775

Total	488,338	488,380
Accumulated depreciation	(58,836)	(31,671)
Balance	$429,502	$456,709

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) Fixed assets (Continued)

During the nine months ended September 30, 2018, $250 was expensed as non-capitalizable equipment which was previously capitalized as Machinery at December 31, 2017. During the nine months ended September 30, 2018, the company disposed of $2,976 of assets and its accompanying accumulated depreciation.  During the year ended December 31, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $30,141 and $16,517 respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended September 30, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018.  The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument is reflected as a material modification in the Company’s financial statements as of September 30, 2018 in the amount of $90,061 and reflected as a loss on extinguishment of debt on the Company’s statement of operations.

(G) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. As of September 30, 2018 and December 31, 2017, the Company determined that no impairment was necessary.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Dilutive shares not included in loss per share computation	September 30, 2018	December 31, 2017
	(Unaudited)
Options	4,600,000	5,600,000
Warrants	8,525,000	5,650,000
Convertible shares	2,686,004	2,586,746
Shares issuable	666,667	333,333
	16,477,671	14,170,079

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(M) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company prior to March 19, 2018 when they decided to dispose of the electric bicycles and apparel lifestyle brands segment to focus entirely on the concrete reinforcement products made from basalt fiber, which was disposed of on September 30, 2018, had three segments in 2017. As a result of this strategic shift and in accordance with ASC 205-20-45-1E has reclassified two of these segments as assets and liabilities of discontinued operations. Therefore, the Company only operates in one segment and has not presented segment reporting for the three and nine months ended September 30, 2018 and 2017.

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

	September 30, 2018	December 31, 2017
	(Unaudited)
Expected income tax (benefit) expense at the statutory rate of 24.63% (37.63% for 2017)	$(1,753,484)	$(1,104,465)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes) – permanent differences	136,870	136,870
Change in valuation allowance	1,616,614	967,595

Provision for income taxes	$—	$—

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(O) Income Taxes

The components of deferred income taxes are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Deferred income tax asset - related to stock-based compensation and impairment (permanent differences)	$756,064	$756,064
Net operating loss carryforwards	3,581,614	3,092,148
Effect of TCJA recalculation	(1,366,527)	(1,366,527)
Valuation allowance	(2,971,151)	(2,481,685)
Deferred income taxes	$—	$––

As of September 30, 2018, the Company had a net operating loss carry forward of approximately $10,284,000. As of December 31, 2017, the Company had a net operating loss carry forward of approximately $8,200,000 available to offset future taxable income through 2037. All losses that occur after December 31, 2017, are available to offset future taxable income and do not expire. This results in deferred tax assets of approximately $3,000,000 and $2,500,000 as of September 30, 2018 and December 31, 2017, offset by a valuation allowance which was approximately $3,000,000 and $2,500,000 at September 30,2018 and December 31, 2017. The change in the valuation allowance from September 30, 2018 over December 31, 2017 was an increase of approximately $500,000. Tax returns for the last three years are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Basalt America in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $540 and $0 for the nine months ended September 30, 2018 and 2017, respectively are included in the consolidated financial statements.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. The Company believes that the adoption of this ASU did not have a material impact on the financial position or results of operations of the Company.

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

NOTE 5 – DISCONTINUED OPERATIONS

On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as they made a strategic shift into the basalt fiber reinforced polymer business with the acquisition of Basalt America. The disposal of HLM Paymeon, Inc. was effective September 30, 2018. As a result of this disposal under ASC 205-20-45-1E, the Company has presented the assets and liabilities of this segment as assets and liabilities of discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

	For the Three Months Ended September 30,		For the Three nine months ended September 30,
	2018	2017	2018	2017

Revenues	$—	$—	$16,460	$37,909
Cost of goods sold	—	(746)	35,383	39,663

Gross profit (loss)	—	746	(18,923)	(1,754)

Operating expenses
General and administrative	924	2,349	1,921	184,330
Payroll expense	—	—	—	13,920
Consulting	—	—	—	46,715
Depreciation and amortization expense	—	148	—	16,517
Loss on lease	—	—	—	221,328
Total expense from discontinued operations	924	2,497	1,921	482,810

(Loss) from discontinued operations	$(924)	$(1,751)	$(20,844)	$(484,564)

PAYMEON, INC. AND SUBSIDIARIES

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

	September 30, 2018	December 31, 2017
	(Unaudited)

Liabilities from discontinued operations	$—	$51,568

As of September 30, 2018, all liabilities associated with the discontinued operation were transferred to parent company. As a result, there was no gain or loss associated with the disposal of this subsidiary.

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE

		September 30, 2018	December 31, 2017
		(Unaudited)
Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	10,000	10,000
Note Payable related party - convertible @ $0.20 per share	(c)	20,000	20,000
Note Payable related party - convertible @ $0.30 per share	(d)	182,500	182,550
Total		378,000	378,000

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		—	—

Total		$290,273	$290,273

Interest expense for the Company’s related party convertible notes payable for the three and nine months ended September 30, 2018 was $6,670 and $19,791, respectively, compared to $6,669 and $43,207 to the three and nine months ended September 30, 2017. Accrued interest for the Company’s related party convertible notes payable at September 30, 2018 and December 31, 2017 was $120,378 and $106,374.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE (CONTINUED)

(a) The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (both of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014, the Company amortized $165,500 of the debt discount. Accrued interest at September 30, 2018 and December 31, 2017 amounted to $60,909 and $58,052, respectively. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018.  As of September 30, 2018 and December 31, 2017, these two notes had accrued interest of $66,717 and $58,052, respectively.

(b) The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. During the year ended December 31, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of September 30, 2018 and December 31, 2017, the Company fully amortized the debt discount and accrued interest amounted to $2,742 and $2,219, respectively.

(c) The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of September 30, 2018 and December 31, 2017 the Company fully amortized the debt discount and accrued interest amounted to $4,392 and $3,345, respectively.

(d) The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock As of September 30, 2018 and December 31, 2017 the Company fully amortized the debt discount and had accrued interest of $46,527 and $36,972, respectively.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 7 – NOTE PAYABLE – CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of September 30, 2018 and December 31, 2017, principal balance on this note was $296,000 and $300,000, respectively. As of September 30, 2018 and December 31, 2017 accrued interest amounted to $61,470 and $46,027, respectively.

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable evenly towards interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The interest on the Note shall be 10% for the remaining life of the subject loan.  However, if the Company enters into any additional agreements obligating itself to pay interest in excess of 10% per annum, the Company shall timely notify Lender, and shall provide copies of any such obligation.  In that event, the interest rate for the Note and this Amendment shall be changed to equal interest being paid under the other obligations. The Company has begun making monthly payments but is not current as required by the extension, and is therefore in default under this agreement. As a result, the Company has classified this not as a current liability. Additionally, as a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the nine months ended September 30, 2018 in the amount of $90,061.

Interest expense for the Company’s convertible notes payable for the three and nine months ended September 30, 2018 was $7,386 and $19,443, respectively, compared to $5,293 and $15,707 to the three and nine months ended September 30, 2017. Accrued interest for the Company’s convertible notes payable at September 30, 2018 and December 31, 2017 was $61,740 and $46,027.

NOTE 8 – NOTES PAYABLE

On December 11, 2017, Basalt America entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bore an interest rate of 10% per annum and matured on March 11, 2018. On February 16, 2018, the Basalt America fully repaid this note plus $690 of accrued interest. The prepayment did not have a penalty associated with it.

Interest expense for the Company’s notes payable for the three and nine months ended September 30, 2018 was $0 and $386, compared to no interest expense during the three and nine months ended September 30, 2017. Accrued interest for the Company’s notes payable at September 30, 2018 and December 31, 2017 was $0 and $321.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

On May 25, 2017, the Company received $10,000 in the form of a demand note from a Related Party (a director and former Chief Executive Officer). The note is payable on demand and has accrued interest of $945 and $422 as of September 30, 2018 and December 31, 2017, respectively.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

On June 2, 2017, the Company received $5,000 in the form of a demand note from a Related Party (a director and former Chief Executive Officer). The note is payable on demand and has accrued interest of $465 and $203 as of September 30, 2018 and December 31, 2017, respectively.

On August 9, 2017, the Company was issued a $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement (‘the Note”) with CAM Group of Florida (a company controlled by a current director) in the amount of $200,000 with a due date of November 9, 2017. The note was issued in exchange for third-party payments in that amount. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. On November 27, 2017, the Company was granted an extension to December 31, 2017. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Note was amended to be a “demand” note. The Lender agreed to amend the Note with no penalty and all original terms remain in place. The principal amount of $200,000 was converted into shares of common stock effective August 16, 2018. Accrued interest in the amount of $20,329 as of that date was forgiven by the lender. At December 31, 2017 this note had accrued interest of $7,890.

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

On March 28, 2018, the Company borrowed $50,000 under the credit line from EAC. On September 19, 2018, EAC granted the Company an extension until October 15, 2018 to repay the Demand Note originally called on April 13, 2018. Upon the resignation of Edward A. Cespedes, EAC issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount was not paid by the Company upon demand from EAC. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension.  At September 30, 2018, the credit line has a balance of $50,000 and accrued interest of $1,870.

During the three months ended September 30, 2018, the Company issued unsecured, 4%, demand promissory notes to EAC totaling $15,900.  As of September 30, 2018, the Company repaid these notes. At the time of repayment, these notes had accrued interest in the amount of $60 which was forgiven by the noteholder.

During the nine months ended September 30, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of September 30, 2018, these notes had accrued interest of $7,629.

During the three months ended September 30, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM.

Interest expense for the Company’s convertible notes payable for the three and nine months ended September 30, 2018 was $7,165 and $24,237, respectively, compared to $2,393 and $2,849 to the three and nine months ended September 30, 2017.  Accrued interest for the Company’s convertible notes payable at September 30, 2018 and December 31, 2017 was $25,218 and $8,837.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 10 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party through common ownership, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000 cash. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized all of the $1,000 deferred finance charge. As of September 30, 2018 and December 31, 2017, the Company had a balance outstanding of $4,000. As of September 30, 2018, the $4,000 was transferred to the parent company when the disposal of this subsidiary occurred.  As of December 31, 2017, this amount was included in current liabilities of discontinued operations on the consolidated balance sheets.

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

Under this agreement, for the three and nine months ended September 30, 2018, the Company recorded a salary expense of $0 and $49,932, respectively. Salary expense for the three and nine months ended September 30, 2017 was $43,750 and $131,250. Accrued compensation at September 30, 2018 and December 31, 2017 was $271,354 and $468,922, respectively (See Note 14) and this is included in accrued expenses on the consolidated balance sheets.  On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with the $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On September 13, 2018, the Company’s former chairman and chief executive officer, Edward A. Cespedes, forgave $77,780 of accrued vacation pay due him. Mr. Cespedes did not receive any compensation in return for the forgiveness.

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of September 30, 2018 and December 31, 2017 the Company had accrued $63,612 and $49,796, respectively of interest associated with the judgment.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The premises are used to operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately five years at an initial monthly sum of $5,617 and an additional five-year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ Auctions, LLC a convertible note payable in the amount of $300,000 (See Note 7). During the nine months ended September 30, 2017 the Company vacated the location as it was unable to be used to support our retail operations as a result of a car accident in December 2016. In conjunction with the accident, the landlord informed the Company that it would no longer be expected to be responsible for amounts due under the lease from the time of the accident forward. Accordingly, we have not accrued any amounts due under the lease in our financial statements since the time of the accident. The Company is pursuing legal action against the driver, whom we believe was insured, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

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

Future minimum lease commitments due for facilities leases under operating leases at September 30, 2018 are as follows, if the Company completes all of the separate six-month terms:

2018	$35,586
2019	147,986
2020	37,353
Total minimum lease payments	$220,925

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Basalt America and RAW Energy Materials Corp., Global Energy Sciences, LLC, and RAW LLC (Continued)

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

On January 5, 2017, Basalt America entered into a First Amendment to License Agreement (“First Amendment”) whereby in addition to the State of Florida, the Caribbean Islands (excluding Cuba) and Peru, Basalt America expanded its Licensed Territory to include the continental United States in exchange for a $500,000 Option Fee and certain other obligations (further detailed in a Post-Closing Letter Agreement). The First Amendment provides certain operational parameters that Basalt America must meet by July 1, 2018 in order to maintain its exclusivity within the Licensed Territory. As of the filing of this report these parameters have not been met and Basalt America and RAW are negotiating this clause as of the date of filing. The Option Fee was paid to RAW on January 11, 2017. The First Amendment also entitles RAW to receive 4% of the total gross sales of Basalt America’s business operations within the Licensed Territory.

As of September 30, 2018 and December 31, 2017, $3,842 and $388, respectively, was due under the percentage of gross sales obligations to RAW or its affiliates.

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

As of September 30, 2018 the Company has not recorded the remaining $400,000 per the post-closing letter agreement as they have neither taken delivery or paid for the remaining rebar machines owed to them under this agreement. As a result, the Company has an off-balance sheet commitment of $400,000 payable to RAW. The Company has paid $1,200,000 of the $1,600,000 for additional rebar machines and this amount is reflected on the Company’s consolidated balance sheet as a deposit on equipment. The obligations are outlined below:

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

First Amendment to License Agreement Between Basalt America and RAW Energy Materials Corp. and RAW LLC:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd & 4th Qtr 2017and 1st , 2nd & 3rd Qtr. 2018- partially met

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations have commenced during the fourth quarter of 2017. The Company owns 55.3% of the joint venture and the investors own 44.7% of the joint venture. Through September 30, 2018, the Company entered into term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory. The non-controlling interest as of September 30, 2018 and December 31, 2017 was $225,015 and $224,475, respectively.

During the nine months ended September 30, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. As of the date of this report, the Joint Venture has not been formalized (no definitive documentation, nor operating agreement have been executed) and has not commenced operations. If and when the Joint Venture is formalized, it is expected that the Company will own 50% of the Joint Venture.

Other

Effective September 10, 2018, the Company terminated nine separate consulting agreements. At the time of termination, the Company had no further obligations for payments of any kind and there were no termination payments due.

Legal matters

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court. The action asks the court to determine, among other things, whether the License Agreement, as amended, has been terminated and also seeks damages for breach. In addition, RAW has filed a motion for summary judgment for failure to answer. On October 29, 2018, the Company engaged outside counsel in Broward County to respond to the action, as well as initiate a countersuit in Broward County, Florida, seeking approximately $1.1 million in restitution for amounts paid to RAW Materials for equipment and inventory that was never delivered. The Company believes that the claims and demands made by RAW are without merit and intends to defend the Company and Rockstar vigorously.

On November 1, 2018, the Company initiated a legal complaint in the county court of the 17th judicial circuit in and for Broward County, Florida against BC Dev. LLC f/k/a Banyan Cay Dev. LLC (“BCD”). The Company is suing BCD for failure to make payment due for a purchase order made by BCD for 75,000 feet of reinforcing bar and 11 rolls of basalt fiber mesh. The dollar amount of the claim is $76,172, including Florida sales tax.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

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

Calendar Year 2018

On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has commenced making the $5,000 per month payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument is reflected as a material modification in the amount of $90,061 in the Company’s consolidated statement of operations in the nine months ended September 30, 2018.  Due to the fact that the Company is in default with regards to monthly payments, it has classified this note as a current liability.  The Company is working with the noteholder, attempting to remedy this default.

On August 15, 2018, RVRM converted $90,000 principal amount of notes outstanding for 1,200,000 restricted shares of the Company’s common stock ($0.075 per share). Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM.

On August 22, 2018, EAC returned 500,000 common shares to the Company’s treasury account. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Neither EAC nor Mr. Cespedes received any compensation for the return of the shares.

During the nine months ended September 30, 2018, the Company issued 6,588,299 common shares for total proceeds of $895,240 ($0.075 to $0.30 per share). In addition, various investors received five-year warrants to acquire 562,500 shares at $0.40, 562,500 shares at $0.60, 400,000 shares at $0.50 and 350,000 shares at $0.15 per share.

On August 16, 2018, CAM Group of Florida converted $200,000 principal amount of notes outstanding for 2,666,667 restricted shares of the Company’s common stock ($0.075 per share). Frank Monti, Sr., a member of our board of directors is an officer of CAM Group of Florida. As part of this agreement, associated accrued interest at the time of conversion, in the amount of $20,329 was forgiven by the noteholder.

During the nine months ended September 30, 2018, the Company issued 4,500,000 common shares under consulting agreements.

Calendar Year 2017

On February 21, 2017, the Company entered into and completed a membership interest purchase agreement to acquire 100% of the membership interests of Basalt America. Basalt America was organized under the laws of the State of Florida in November 2016. Basalt America leverages its licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. Former Chairman and CEO and current consultant, Edward A. Cespedes and our current CEO and director and largest individual shareholder, Vincent L. Celentano, are the Managing Members of Basalt America. In consideration of the acquisition of all of the issued and outstanding membership interests of Basalt America, the Company issued an aggregate of 95,500,000 restricted shares of its common stock to the members of Basalt America. For accounting purposes, the transaction was recorded at historical cost in accordance with ASU 805-50-25-2 as was considered an acquisition of entities under common control as the board of directors of the Company and of Basalt America are the same and control the activities of the respective companies. As part of this agreement Basalt America entered into a letter agreement with Raw Materials and RAW LLC.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 13 – OPTIONS AND WARRANTS

Stock Options:

The following tables summarize all options and warrant grants to consultants for the year and nine months ended December 31, 2017 and September 30, 2018 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2016	4,207,181	$0.49	$—
Granted	1,560,000	0.25	—
Exercised	(167,181)	(0.10)	—
Expired	—	—	—
Balance at December 31, 2017	5,600,000	$0.43	$741,600
Granted	—	—	—
Cancelled	(1,000,000)	(0.51)	—
Exercised	—	—	—
Expired	—	—	—
Balance at September 30, 2018	4,600,000	$0.42	$—

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS (CONTINUED)

Fiscal year 2018

For the three nine months ended September 30, 2018, no options were issued by the Company. On September 17, 2018, the former CEO of the Company canceled his 1,000,000 options granted to him on February 25, 2016.

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

During the three nine months ended September 30, 2018 and 2017 total stock option expense amounted to $3,028 and $1,056, respectively.

As of September 30, 2018 and December 31, 2017, there were 4,600,000 and 5,600,000, respectively of stock options issued. Of the options issued, 4,007,500 were vested as of September 30, 2018 and 4,497,500 were vested as of December 31, 2017.

Stock Warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	—	$—	—
Granted	5,650,000	0.46	—
Exercised	—	—	—
Expired	—	—	—
Balance at December 31, 2017	5,650,000	$0.46	—
Granted	2,875,000	0.41	—
Exercised	—	—	—
Expired	—	—	—
Balance at September 30, 2018	8,525,000	$0.42	$53,500

Fiscal year 2018

On August 16, 2018, the Company appointed David Anderson its Interim Chief Executive Officer and Interim Principal Financial Officer. In conjunction with the appointment, the Company issued 1,000,000 warrants to purchase at a strike price of $0.1235 per share. The warrants were immediately vested at time of issuance and have a five-year life.  The Company recorded an expense of $142,979 upon the issuance of these warrants.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 13 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants (Continued):

Fiscal year 2018 (Continued)

As of September 30, 2018, a total of 1,875,000 warrants were issued to investors as a stock purchase incentive with an average grant price of $0.43 and a five-year term.  350,000 warrants were issued at $0.15, 562,500 at $0.40, 400,000 at $0.50 and 562,500 at $0.60.

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

NOTE 14 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its then Chief Executive Officer. The agreement was for a period of one year and was to remain in effect until either party notified the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year. On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries. For the three and nine months ended September 30, 2018 the recorded Chief Executive Officer salary expense was $0 and $49,932, respectively. For the three and nine months ended September 30, 2017 the recorded Chief Executive Officer salary expense was $43,750 and $131,250, respectively. Accrued compensation at September 30, 2018 and December 31, 2017 was $271,354 and $468,922, respectively (See Note 11) and is included in accrued expenses on the consolidated balance sheets. On March 19, 2018, our then Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

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

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 14 – RELATED PARTIES (CONTINUED)

On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC Management, LLC (“EAC”), the personal holding company of our former chairman and chief executive officer, Mr. Cespedes issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount has not been paid as of the date of filing. As of June 21, 2018, the Company had failed to repay amounts due EAC, and was in default. On June 21, 2018, EAC waived the default and granted the Company an extension of time to make repayment to July 15, 2018. The Company did not make payment by the expiration of the extension issued by EAC. On July 24, 2018, EAC granted the Company another extension to August 31, 2018. On September 19, 2018, EAC waived the default and granted the Company an extension of time to make repayment to October 15, 2018. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension. As of September 30, 2018, this demand note had accrued interest of $1,870.

On April 14, 2018, the Company entered into a consulting agreement with EAC Management, LLC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Under the agreement EAC will provide the Company with general corporate and other services at the direction of the Board of Directors. The agreement is for a period of twelve months and can be terminated by either party with written notice. The agreement contains standard representations, warranties, and indemnifications from EAC and the Company. Mr. Cespedes has no executive authority under the agreement. Compensation under the agreement is flexible. The agreement sets target compensation for EAC at $15,000 per month and allows for the Company to pay EAC less based on its financial wherewithal at any given time. The agreement also contains customary terms, including reimbursement for certain health and business-related expenses. As of September 30, 2018, the Company had accrued fees payable to EAC of $22,500.

On August 8, 2018, the Company entered into a six-month agreement with David Anderson to act as its Interim Chief Executive Officer and Interim Principal Financial Officer. In conjunction with the appointment, the Company issued 1,000,000 warrants to purchase at a strike price of $0.1235 per share. The warrants were immediately vested at time of issuance and have a five-year life.  The Company recorded an expense of $142,979 upon the issuance of these warrants.   Additionally, the Company has entered into a six-month agreement with Mr. Anderson whereby total compensation of $65,000 will be recognized pro-rata over the term of the agreement.

During the nine months ended September 30, 2018, the Company issued unsecured, 4%, demand promissory notes to EAC totaling $15,900. The Company repaid these notes during the nine months ended September 30, 2018. Upon payment of these notes, accrued interest in the amount of $60 was forgiven by the note holder.

During the nine months ended September 30, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of September 30, 2018, these notes had accrued interest of $7,629.

During the three months ended September 30, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM.

During the nine months ended September 30, 2018, the Company issued EAC unsecured, 4% percent, demand promissory note in the amount of $15,900. The notes were repaid during the nine months ended September 30, 2018. Accrued interest of $60 was forgiven by note holder.

As of September 30, 2018 and December 31, 2017, the Company’s former Chief Executive Officer and current consultant was owed $9,579 and $51,048 for amounts paid on behalf of the Company.

See Note 6 for Convertible Notes Payable Related Party, Note 11 for Commitments involving Related Parties and Note 13 for issuance of stock options to related parties.

PAYMEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 15 – CONCENTRATIONS

For the nine months ended September 30, 2018, one customer amounted to 76% of product sales from continuing operations. The Company had no sales during the nine months ended September 30, 2017.

Concentration risks for discontinued operations have not been reflected as the Company does not consider this risk to be material to the Company any longer.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 666,667 shares for $50,000 ($0.075 per share) received from a related party investment during the nine months ended September 30, 2018.

On October 9, 2018, two consultants relinquished rights to vested stock option to purchase a total of 2,000,000 shares of Company stock for a strike price of $0.51 per share.  No compensation was received in connection with this action.

As of November 2, 2018, the Company has received $250,000 from accredited investors. The Company has also received indications from additional accredited investors for additional investment of $75,000. Terms of the funding provided for the purchase by accredited investors of restricted common shares from the Company for a price of $0.05 per share. The current investment amount will result in the issuance of 5,000,000 restricted common shares to the investors. Investors also received warrants to purchase 4,000,000 shares for a cash exercise price of $0.075 per share. The warrants have a term of 5 years and are callable by the Company should the closing price of its common shares meet or exceed $1.00 per share for 20 consecutive trading days.  As of this report date, the shares have not been issued.

As of November 2, 2018, the Company received $200,000 from a related party, RVRM, to purchase 4,000,000 restricted common shares ($0.05 per share).  The related party investor also received warrants to purchase 4,000,000 shares for a cash exercise price of $0.075 per share. The warrants have a term of 5 years and are callable by the Company should the closing price of its common shares meet or exceed $1.00 per share for 20 consecutive trading days.  As of this report date, the shares have not been issued.

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

During the first quarter of 2017 we acquired the exclusive rights as licensee to manufacture and distribute concrete reinforcement products in various territories (see below) under the Basalt America name. Prior to entering into the license, we primarily sold electric bicycles and opportunistically operated our apparel business, known as Paymeon Brands. During the first quarter of 2018, our board of directors approved a plan to discontinue our electric bicycle and apparel businesses. This disposal occurred effective September 30, 2018. Going forward, our primary focus and resources will continue to be on our concrete reinforcement products business known as Basalt America.

On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries.

On April 13, 2018, Vincent L. Celentano was appointed chairman and chief executive officer of our Company and all our subsidiaries. Mr. Celentano is the largest individual shareholder of our Company.

On August 8, 2018, the Company entered into a six-month agreement with David Anderson to act as its Interim Chief Executive Officer and Interim Principal Financial Officer.

On August 13, 2018, the Company formed a new wholly-owned subsidiary, Basanite Industries, LLC. Basanite Industries, LLC was incorporated in Delaware and has not yet commenced operations.

On August 16, 2018, the Company accepted the resignation of Vincent L. Celentano as Chief Executive Officer and Principal Financial Officer.

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

During the first quarter of 2018, we realized our first “substantial” sale. We sold various diameters of our basalt fiber rebar to a golf course resort project being developed in Palm Beach, Florida. The sale represented approximately 76% of our sales for the quarter and gave us our first opportunity to test our processes for delivery of medium to large size orders, including inventory control, shipping and handling, and other logistics-related processes. The products were delivered in a timely fashion and the customer was invoiced. We expect that a substantial number of customers will request terms for payment. We believe that we will need to grant customers anywhere from 30 to 90 days to complete payment in order to be competitive. We recognize that there is risk associated with granting terms to certain customers in the construction industry. Accordingly, we are exploring methods of protecting our interests through the filing of liens against projects to which we deliver our products prior to payment being made.

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

Discontinued Operations

Revenue-During the three and nine months ended September 30, 2018 revenue from discontinued operations was $0 and $16,460 compared to $16,460 and $37,909 for the same period in the prior year. The revenue in the current year was due to an agency agreement from the discontinued clothing segment. Revenue in the prior year resulted primarily from the clothing unit in the amount of $25,618 and $12,291 from the bicycle segment.

Cost of goods sold - During the three and nine months ended September 30, 2018 cost of goods sold from discontinued operations was $0 and $35,383 compared to a credit of $746 and a cost of $39,663 for the same period in the prior year. The cost of goods sold in the current year was higher due to residual costs from prior periods.

Loss on disposal of fixed assets - During the nine months ended September 30, 2018, there was no expense compared to $221,328 during the same period in the prior year. The loss was due to a Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations.

Results of Operations

Revenue - Revenues for the three and nine months ended September 30, 2018 were $2,237 and $86,389 compared to no revenue for the three and nine months ended September 30, 2017, as a result of sales of basalt fiber rebar. The increase in basalt fiber rebar sales was the result of our first substantial sale to a golf course resort development in Palm Beach, Florida. The sale to this development accounted for approximately 76% of our sales through September 30, 2018. We had other, nominal sales during the first quarter as well. Through September 30, 2018, all of the Company’s basalt fiber rebar sales were delivered in Florida.

Cost of Goods Sold

During the three and nine months ended September 30, 2018 the Company had cost of sales of $2,976 and $89,963 compared to no cost of goods sold for the same period in the prior year from continuing operations. Cost of goods sold consisted of the following:

	For the three months ended September 30,		For the three nine months ended September 30,
	2018	2017	2018	2017
Product cost	$2,436	$—	$81,600	$—
Shipping cost	450	—	4,907	—
Sales commission	90	—	3,456	—
Total cost of goods sold	$2,976	$—	$89,963	$—

For the three and nine months ended September 30, 2018, the Company had a negative gross margin from continuing operations in the amount of $739 and $3,574. The Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of products. The Company is initiating sales at low margins to try to gain market share and gain exposure to the product. In the future, as the Company's product gains acceptance it is expected for margins to increase. Due to the discontinuance of prior operations the Company had no gross margin from continuing operations during the nine months ended September 30, 2017.

Operating Expenses

Professional fees - During the three months ended September 30, 2018 and 2017 professional fees were $104,537 compared to $68,291 for the same period in the prior year. The increased cost was due to higher legal expense in the current period resulting from threatening litigation from its supplier.

During the nine months ended September 30, 2018 and 2017 professional fees were $194,907 compared to $208,342 for the same period in the prior year. The decrease of $49,681 was due to lower accounting fees offset by higher legal fees in the prior year resulting from the acquisition of Basalt America.

Payroll and payroll taxes - During the three months ended September 30, 2018 and 2017 payroll fees and taxes were $41,061 and $88,672. The decrease of $47,611 was due to the departure of former Chief Executive Officer, Ed Cespedes on April 13, 2018.

During the nine months ended September 30, 2018 and 2017 payroll fees and taxes were $207,493 and $222,670 for the same period in the prior year. The decrease of $15,177 was due to the departure of former Chief Executive Officer, Ed Cespedes on April 13, 2018 offset by more employees in support of the basalt fiber rebar.

Consulting - During the three months ended September 30, 2018 and 2017 consulting fees were $198,417 compared to $97,526 for the same period in the prior year. The increase was due to increased amounts paid in stock and cash to senior management consultants.

During the nine months ended September 30, 2018 and 2017 consulting fees were $418,108 compared to $452,316 for the same period in the prior year. The decrease of $34,208 was due to a stock grant to a director of the Company of 250,000 shares valued at $62,500 as well as fees paid relative to the RAW license agreement in the prior year offset by increase was due to increased amounts paid in stock and cash to senior management consultants.

General and administrative - During the three months ended September 30, 2018 and 2017 general and administrative expenses were $804,840 compared to $278,632 for the same period in the prior year. The increase of $526,208 was due to higher stock-based compensation and stock option expense due to the recognition of deferred cost as a result of multiple stock based compensation consulting agreements.

During the nine months ended September 30, 2018 and 2017 general and administrative expenses were $1,592,901 compared to $382,555 for the same period in the prior year. The increase of $1,210,546 was due higher stock-based compensation and stock option expense of $631,982, increased rent expense of $36,198 as well as higher travel and insurance expense.

Bad debt expense - During the nine months ended September 30, 2018 and 2017 bad debt expense of $24,242 compared to no expense in the same period in the prior year as a result of sales in the current period where the collectability of those sales are doubtful as to their collectability. There was no bad debt expense in the three months ended September 30, 2018 and 2017, respectively.

Other Expenses

Interest on judgement - During the three and nine months ended September 30, 2018 interest on judgement was $4,655 and $13,815 compared to $4,604 and $9,158 in the same period in the prior year.

Interest expense - During the three and nine months ended September 30, 2018 interest expense was $25,881 and $69,129 compared to $23,531and $74,987 for the same period in the prior year. The decrease of $5,858 was due to amortization of debt discount in the prior period offset by increased issuance of interest bearing notes in the current year.

Loss on extinguishment of debt – During the nine months ended September 30, 2018 the Company recorded a loss on the extinguishment of debt in the amount of $90,061 as a result of modification to an existing note in order to secure a three-year extension of the convertible note. This expense is a result of the fair value of the issuance of 274,575 restricted common shares given as partial consideration for the extension. The shares were issued on June 13, 2018. Additionally, the Company agreed to pay $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018. The Company has begun making monthly payments but is not current as required by the extension. During the three and nine months ended September 30, 2017, the Company recorded a loss on the extinguishment of debt of $72,000 to extend certain notes.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2018, the Company had an accumulated deficit of $17,860,917. The Company has also dedicated substantial resources to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to develop our Basalt America business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require additional financing for the development of the Basalt America business.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. This has continued through the third quarter of 2018 and will continue until we have cash flow to cover our expenses.

At September 30, 2018 the Company had cash of $103,828 compared to $188,738 at December 31, 2017.

During the nine months ended September 30, 2018, the Company issued 6,588,299 common shares for total proceeds of $895,240, as well as borrowing $416,325 from the issuance of short-term notes payable from related parties, including $50,000 from a credit line from former CEO and now a consultant of the Company. Notwithstanding proceeds from the sale of our common stock this year, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $3,000,000 to maintain our current operations through the next twelve months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Cash Flows

Net cash used in operating activities amounted to $1,294,139 and $3,050,861 for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, we used $2,935 cash for investing activities compared to $6,881 during the same period in the prior fiscal year for the purchasing of equipment.

During the three nine months ended September 30, 2018, we had $1,212,164 cash provided by financing activities through demand notes from related parties in the amount of $416,325 (net of $15,900 in repayments) and the sale of stock in the amount of $845,739 offset by the repayment of notes payable in the amount of $34,000. During the three nine months ended September 30, 2017, $2,997,658 was provided from investing activities from the sale of stock in the amount of $2,372,428, proceeds from the issuance of notes payable of $215,000 offset by payments for purchase order financing and payments to related parties totaling $73,520. Additionally, the Company received $483,750 proceeds from investment in joint venture.

We do not believe that our cash on hand at September 30, 2018 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

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

The Company’s management, under the supervision and with the participation of the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018 management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2018 based on the material weaknesses described below.

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

As a result of these material weaknesses, our Interim Chief Executive Officer and Interim Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, except as previously reported under the Company’s Form 10-K annual report for the year ended December 31, 2017 or the following.

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court. The action asks the court to determine, among other things, whether the License Agreement, as amended, has been terminated and also seeks damages for breach. In addition, RAW has filed a motion for summary judgment for failure to answer. On October 29, 2018, the Company engaged outside counsel in Broward County to respond to the action, as well as initiate a countersuit in Broward County, Florida, seeking approximately $1.1 million in restitution for amounts paid to RAW Materials for equipment and inventory that was never delivered. The Company believes that the claims and demands made by RAW are without merit and intends to defend the Company and Rockstar vigorously.

On November 1, 2018, the Company initiated a legal complaint in the county court of the 17th judicial circuit in and for Broward County, Florida against BC Dev. LLC f/k/a Banyan Cay Dev. LLC (“BCD”). The Company is suing BCD for failure to make payment due for a purchase order made by BCD for 75,000 feet of reinforcing bar and 11 rolls of basalt fiber mesh. The dollar amount of the claim is $76,172, including Florida sales tax.

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

During the three months ended September 30, 2018, the Company issued 4,150,000 common shares which it sold for $320,000 (3,800,000 shares at $0.075 per share, and 350,000 shares at $0.10 per share). Proceeds were used to fund operations.

During the nine months ended September 30, 2018, the Company issued 4,500,000 common shares under consulting agreements.

On August 15, 2018, RVRM agreed to convert $90,000 principal amount of notes outstanding for 1,200,000 restricted shares of the Company’s common stock ($0.075 per share). Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM.

On August 16, 2018, CAM Group of Florida agreed to convert $200,000 principal amount of notes outstanding for 2,666,667 restricted shares of the Company’s common stock ($0.075 per share). Frank Monti, Sr., a member of our board of directors is an officer of CAM Group of Florida. As part of this agreement, associated accrued interest at the time of conversion, in the amount of $20,329 was forgiven by the noteholder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making monthly payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument was reflected as a material modification in the Company’s consolidated statement of operations in the nine months ended September 30, 2018 in the amount of $90,061. Due to the fact that the Company is in default with regards to monthly payments, it has classified this note as a current liability. The Company is working with the noteholder, attempting to remedy this default.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
10.1	Consulting agreement dated August 8, 2018 with David Anderson to become Interim Chief Executive Officer				Filed
10.2	Form of 4% Demand Note(s) with VCVC, LLC totaling $107,925 dated July 16, 2018 through August 9, 2018	10-Q	9/27/18	10.3
10.3	Form of Demand 4% promissory note to EAC Management, LLC in the amount of $1,100 dated July 5, 2018				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2018

PayMeOn, Inc.

By:	/s/ David Anderson
David Anderson
Interim Chief Executive Officer
Interim Principal Financial Officer