Form 10-K
period 2018-12-31
BASANITE, INC.
filed 2019-03-28
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Basanite, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-53574	20-4959207
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2041 NW 15th Avenue, Pompano Beach, Florida 33069

(Address of Principal Executive Office) (Zip Code)

844-422-7258

 (Registrant’s telephone number, including area code)

2688 NW 29th Terrace, Building 13, Oakland Park,  Florida  33311

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.125 per share). $6,755,071 on June 29, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 27, 2019 there were 170,412,993 shares outstanding.

PART I

Item 1.

Business.

Overview

Basanite, Inc. (“Basanite” or the “Company”, “we”, “us”, or “our”)), a Nevada corporation, is a company organized on May 30, 2006. In 2017, the Company acquired Basalt America, LLC (“Basalt America”), a business dedicated to the production of reinforcement products made of basalt fiber for the construction industry. During 2018, the Company formed Basanite Industries, LLC (“Basanite Industries”) and intends to continue its reinforcement business through that company going forward. On December 19, 2018, the Company changed its name from PayMeOn, Inc. to Basanite, Inc. to more accurately reflect the new direction of the Company.

Prior to entering the reinforcement business, the Company had conducted business through two separate wholly-owned subsidiaries: HLM Paymeon, Inc., and Paymeon Brands, Inc. On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as the Company continued its strategic shift into the basalt fiber reinforcements business through Basalt America. The disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. was effective September 30, 2018. As a result of this disposal under Accounting Standards Codification (“ASC”) 205-20-45-1E, the Company has presented the assets and liabilities of this segment as held for sale and as discontinued operations and have reclassified the prior year balances to reflect this strategic shift.

Basalt America has an exclusive license with Global Energy Sciences (through an assignment by RAW Energy Materials Corp. (“RAW”) for the exclusive production and sales of certain trademarked concrete reinforcement products (“RAW License Agreement”). In October 2018, Basalt America and affiliates of Global Energy Sciences entered litigation over various contractual disputes. This license agreement was terminated on January 29, 2019. The Company does not feel the cancellation will have a material effect on its new direction. The Company is pursuing litigation against RAW in a countersuit, attempting to recover amounts paid for license fees and payments for machinery, raw materials and inventory. While litigation is ongoing, the Company will continue to pursue the basalt fiber reinforcement business through the production of its own proprietary basalt fiber reinforcement products through its wholly-owned subsidiary, Basanite Industries. The Company has equipped itself with new personnel, new and different equipment, new proprietary resin matrices and products; all outside of any relationship or knowledge associated with the License, to establish its successful market entry through its wholly owned subsidiary Basanite Industries, LLC.

As of December 31, 2018, as a result of the failure to amicably settle its disagreements with RAW, the Company has written off or impaired the following amounts: $1,200,000 in deposits paid towards machinery and equipment that were never received; $60,000 for deposits on materials that have not been received; $395,742 in net machinery and equipment as the Company determined the machinery and equipment purchased and received was in poor condition and could not manufacture and produce the rebar in accordance with Company and industry standards; and inventory obsolescence of $240,121 as the inventory received and paid for in the initial purchase from RAW was in poor condition and unable to be sold.

Chronology

Historically, Basanite owned and operated products aimed at monetizing consumer influence through social, local and mobile marketing. The Company endeavored to apply its products to various businesses it entered from 2014 to 2016, including the manufacture and retail sales of electric bicycles and related products, and the sale and distribution of lifestyle brand products, including apparel. Brief descriptions of the businesses the Company engaged in are included below:

On July 18, 2014, Basanite acquired a 19.4% stake in Prodeco Technologies, LLC, a USA-based researcher, developer, marketer, and manufacturer of quality electric bicycles and entered the business of selling light electric vehicles and related products through its wholly-owned subsidiary, HLM Paymeon, Inc. In September 2014, HLM Paymeon began selling ProdecoTech electric bicycles online under a non-exclusive dealer agreement.

In October 2015, HLM Paymeon launched a retail store located in Fort Lauderdale, Florida to sell ProdecoTech and other electric bicycles, as well as other alternative transportation products (such as “hoverboards”) and related products and accessories at our retail location. Effective November 18, 2016, the Company assigned all of its interests in Prodeco Technologies, LLC, held by Ebike, LLC and A Better Bike, LLC to Tavone Family Holdings, LLC in consideration of a total cash payment of $30,000 pursuant to an Assignment and Assumption Agreement dated November 18, 2016. The Company owned its Prodeco Technologies LLC interests through its 100% ownership of Ebike, LLC and A Better Bike, LLC. The Company sold its interests as part of its changing focus. The Company discontinued its light electric vehicles business and shifted its primary focus to its Basalt America business.

In March 2016, the Company formed Paymeon Brands, Inc to develop, market, manage and monetize lifestyle brands and products. It was the Company’s intention to acquire exclusive licensing rights to brands that were expandable to additional product lines. In addition, Paymeon Brands sought to develop or acquire its own products, which were not yet known “brands”, but that it believed were in substantial growth markets and could become “lifestyle” oriented brands.

On December 15, 2016, a third-party driver drove his car through the company’s retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The city of Fort Lauderdale declared the building an unsafe structure, and the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted our ability to sell to and service our customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The company is presently in suit for all damages suffered. The court has ordered that a mediation take place no later than April 7, 2019. The case is set for a jury trial and is set on the three-week trial docket beginning June 10, 2019.

While the Company is optimistic of a recovery, there can be no assurances as to the result of the suit.

In February 2017, we acquired 100% of the membership interests of Basalt America. Basalt America licensed intellectual property, technology and processes to produce Basalt Fiber Reinforced Polymer products that are used as replacements for steel products that reinforce concrete such as rebar. The RAW License Agreement was terminated on January 29, 2019. The Company does not feel that the cancellation will materially affect the Company and its new direction. The Company is pursuing litigation against RAW in a countersuit, attempting to recover amounts paid under the agreement.

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

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

As mentioned above, the Company and affiliates of Global Energy Sciences and RAW Materials Corp entered litigation during October 2018.

In July 2018, the Company formed Basanite Industries, LLC to continue its pursuit of the basalt fiber reinforcement business through the manufacture of its own proprietary products. Basanite Industries, LLC is the main operating business of the Company today.

Organization

Basanite, Inc., a Nevada corporation holds a wholly owned interest in Basanite Industries, LLC (a Delaware limited liability company), Basalt America, LLC (a Florida limited liability company), HLM Paymeon, Inc. (a Florida corporation), and Paymeon Brands, Inc., (a Florida corporation). Beginning in the third quarter of 2018, the Company began conducting business almost exclusively through its Basanite Industries subsidiary. There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “BASA”.

As of December 31, 2018, our executive offices are located at 2688 NW 29th Terrace, Building 13, Oakland Park, Florida 33311. During March 2019 the Company moved its operations and corporate offices to 2041 NW 15th Avenue, Pompano Beach, Florida 33069. The terms of the lease of the new space as set forth in our “Corporate” section below. Our telephone number is 844-422-7258. Our main corporate website is https://basaniteindustries.com. Information that appears on any of our websites is not part of this report.

Competition

The market for the manufacture and sale of construction related products is one of the largest markets in the world. Basalt fiber concrete reinforcement products are sold as alternatives to steel reinforcement products. Accordingly, our business competes with large, established steel companies that have large and established wholesale and retail distribution networks. Most of our competitors are large and have significantly greater financial, marketing and other resources than our company. We also compete with other manufacturers of products often marketed as “alternatives” to steel, including manufacturers of fiberglass, and other types of fiber products. Many of these players also have substantially greater resources than our company.

While we believe that our products are unique and create a new segment within the concrete reinforcement industry, we still expect to compete with these large companies, both inside and outside of the United States, as they aggressively market their existing products, as well as any new products they may be developing that are competitive to ours.

Intellectual Property

The process of manufacturing basalt fiber reinforcement products for the construction industry often involves proprietary formulations of chemicals, as well as proprietary processes. The Company intends to aggressively pursue protection of any intellectual property it develops, as well as any intellectual property it already owns or to which it has rights.

The Company owns the term social income® as a registered trademark of PayMeOn. Additionally, we have applied for registration of various trademarks related to Basalt America. We currently have not applied for any other U.S. trademarks and, except for common law rights, we currently do not hold any other intellectual property rights on the products we have developed, though we are continually in the process of evaluating assets the Company owns or is developing that are proprietary and in need of intellectual property protection. In addition to our trademarks and trademark applications, we have secured various domain names related to our business.

Governmental Regulation

Products previously sold by Basalt America and those that will be sold by Basanite Industries are subject to various approvals and certifications from various private and public entities at both the state and federal levels such as the Department of Transportation and the US Army Corps of Engineers. Such approvals and certifications are based on numerous, often changing standards and there can be no assurance that our products will receive or retain necessary approvals or certifications in the future.

Subsequent Events

Common Stock and Equity

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share).  The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

On February 14, 2019, the Company received a $100,000 investment from a related party. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On February 25, 2019, the Company received a $100,000 investment from an accredited investor. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On February 27, 2019, the Company received a $50,000 investment from one of the Company’s directors, Michael V. Barbera. In consideration for the investment, the Company issued 1,000,000 restricted common shares for a price of $0.05 per share and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $0.075 per share.

On February 28, 2019, the Company received a $100,000 investment from an accredited investor. In consideration for the investment, the Company issued 1,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $0.075 per share.

On March 4, 2019, the Company issued 5,000,000 five-year warrants, to consultant, Richard Krolewski. The warrants have a strike price of $0.1235 per share. The Company has calculated a value of $594,692 using the Black-Scholes valuation model and will recognize this cost over a period of five years. The Company intends to name Mr. Krolewski Chief Executive Officer in April 2019.

On March 11, 2019, the Company received a total of $100,000 investment from two accredited investors. In consideration for the investment, the Company issued 2,000,000 restricted common shares, collectively, at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 14, 2019, the Company received a $100,000 investment from an accredited investor. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 14, 2019, noteholders including the Company’s former chairman and chief executive officer converted their convertible notes payable - related parties with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On March 15, 2019, the Company received a total of $100,000 investment from one of the Company’s Directors, Paul M. Sallarulo. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operating Officer. In consideration for the investment, the Company issued 500,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share.

On March 22, 2019, the Company received a total of $100,000 investment from two accredited investors. In consideration for the investment, the Company will issue 2,000,000 restricted common shares, collectively, at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share. As of this report date the shares have not been issued.

Corporate

On January 24, 2019, Vincent L. Celentano submitted notice of his resignation as a member of the Board of Directors of the Company, effective immediately. Mr. Celentano was not a member of any committee of Board. Mr. Celentano’s resignation was not as a result of any disagreement with the Company, the Board, or the Company’s independent auditor. As a result of this resignation, all notes payable and convertible notes payable from Vincent L. Celentano and his related entities will no longer be considered related party debt effective January 24, 2019.

On January 31, 2019, the Company, through its wholly-owned subsidiary Basanite Industries, LLC, entered into a Commercial Lease Agreement with Camton, LLC, a Florida limited liability company pursuant to which the Company’s subsidiary has agreed to lease approximately 25,470 square feet of office and manufacturing space at 2041 NW 15th Avenue, Pompano Beach, Florida 33069. The commencement date of the lease is April 1, 2019. The Company intends to move its corporate headquarters to the premises at such time. The term of the lease is five years. The Company’s subsidiary’s base rent obligation is approximately $23,595 per month during each of the first two years of the lease and increases approximately three percent annually for each of the three years on the remaining term of the lease. The aggregate base rent payments for the five-year term of the lease are $1,176,349. The Company’s subsidiary has one option to renew for an additional five-year term, which must be exercised by written notice at least one hundred and twenty days prior to the end of the term.

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operating Officer. There will be no additional compensation to Dave Anderson for these services.

On February 11, 2019, Michael V. Barbara was appointed as a member of the Board of Directors of Basanite, Inc. Mr. Barbera has not been appointed to any committees of the Board of Directors as of the date of this filing.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

Notes Payable

On January 15, 2019, EAC granted the Company an extension to the due date of its demand note in the amount of $50,000 that was converted from the line of credit, established on April 13, 2018, until March 15, 2019, and then again on March 7, 2019 until May 1, 2019.

On February 8, 2019, the Company issued two 90-day promissory notes, one to an accredited investor in the amount of $80,000, and a second to a Related Party in the amount of $80,000. The notes have a maturity date of May 10, 2019 and an interest rate of 15% per annum.

Related Party Transactions

On January 18, 2019, the Company entered into secured convertible promissory note agreements with a related party in the amount of $50,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the note could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share If the notes are converted, the Related Party is entitled to receive 5-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note.

On February 8, 2019, the Company issued a 90-day promissory note to a Related Party investor in the amount of $80,000. The note has a maturity date of May 10, 2019 and an interest rate of 15% per annum.

On February 14, 2019, the Company received a $100,000 investment from a related party. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On February 27, 2019, the Company received a $50,000 investment from one of the Company’s directors, Michael V. Barbera. In consideration for the investment, the Company issued 1,000,000 restricted common shares for a price of $0.05 per share and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $0.075 per share.

On March 14, 2019, noteholders including the Company’s former chairman and chief executive officer converted their convertible notes payable - related parties with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On March 15, 2019, the Company received a total of $100,000 investment from one of the Company’s Directors, Paul M. Sallarulo. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operating Officer. In consideration for the investment, the Company issued 500,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share.

Secured Convertible Promissory Note

On January 18, 2019, the Company entered into secured convertible promissory note agreements with two accredited investors in the amount of $70,000 ($50,000 of which is to a related party). The notes have a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the notes are converted, the investors are entitled to receive 5-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note.

Employees

At December 31, 2018, we had four full time employees, all of which are employed for the continuing operations of the Company. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer. See Part III, Item 11 Executive Compensation of this report for more details.

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

We compete with large, established companies

Our Basanite products for reinforcement of concrete compete as replacements for traditional steel industry products. The steel industry is very mature and companies are often entrenched with our potential customers. There is no guarantee that we will be able to convince customers that our products are superior to steel products.

Our products may never gain market acceptance

Our products are new and many of our potential customers have little to no experience with implementation of construction projects that incorporate products like ours. In order for our Company to be successful, we have to be able to promote and achieve market acceptance of our products. There is no guarantee that the market will accept our products. Lack of acceptance of our products could materially harm our business.

We may be unable to adapt to changing production dynamics in our industry and our products may fail to reach performance levels necessary to ensure sales

Manufacture of reinforcement products made of basalt fibers is a new concept. While we believe we are working towards processes to ensure consistent production runs of our products, we may experience faults in our production lines and processes, which could cause the production of inferior quality products relative to more commonly used products such as those made of steel. Furthermore, because we operate in a new industry, machinery and manufacturing processes are continually changing and our staff may experience difficulty adapting to these changes. Inability to adapt to the rapidly changing production dynamics of the industry may result in the production of inferior products not acceptable to customers and could materially harm our business.

Our sales process sometimes has long lead times and have announcement risk

Often our sales will be related to project work to be done in the future, or they may take the form of “structured” sales, such as joint ventures or other structures. Due to the nature of the sales and the current size of the Company, the sales may rise to the level deemed to be “material” and require us to disclose them. Disclosures we may make about sales or other business relationships to be realized in the future may not reflect actual outcomes. While we believe we make appropriate disclaimers when making such announcements, investors may make decisions based on their beliefs about such sales which may later not materialize, creating litigation risk for the Company.

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

Limited Availability of raw materials

We depend on various suppliers for raw materials to manufacture our products from various different suppliers located in the United States and abroad. There is no guarantee that our suppliers will be able to provide us with sufficient supply of raw materials for us to maintain production levels necessary to satisfy customers.

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

Competition for highly skilled technical, marketing and management personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with existing compensation structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.

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

We may be involved in legal proceedings that may result in adverse outcomes.

We have been and may be again in the future involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition.

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

We may also face intellectual property claims regarding processes or products from the steel industry, which we believe also owns large numbers of patents. Such claims could impede our sales, cause us significant legal expense and materially harm our business.

Our independent directors and interim executive officer have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

Our directors and interim executive officer are inexperienced with respect to corporate governance of public companies. The board is often required to make interested party decisions, such as the approval of related party transactions, compensation levels, and oversight of our accounting function. Our directors and former directors also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have not implemented various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We rely heavily on the experience of our interim chief executive officer.

Our interim chief executive officer, Dave Anderson, joined the Company in August 2018. As of December 31, 2018, Mr. Anderson is the only member of our management team with related industry experience and we rely heavily on his past experience with respect to business planning, plant setup, manufacturing and sales development. Loss of Mr. Anderson could materially harm our business prospects. We do not maintain a key man life insurance policy on Mr. Anderson.

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

The loss of distribution relationships;

•

The sale of a large amount of common stock by our shareholders;

•

Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;

•

Adverse court ruling or regulatory action against the Company, our directors, or our officers;

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

At March 27, 2019, we had an outstanding 10% unsecured promissory note convertible at the option of the holder or 15% secured promissory notes convertible at the option of the Company in the aggregate principal amount of $363,524 convertible at prices ranging from $0.05 to $0.35 per share. If all the outstanding notes are converted, our issued and outstanding shares would increase. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

Our principal shareholders and their affiliates beneficially own and control approximately 60% of our outstanding common stock and as large shareholders may be able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of March 27, 2019, our principal shareholders, which includes our interim chief executive and financial officer and certain of our directors, beneficially own approximately 60% of the issued and outstanding common stock and as such could exercise substantial influence and potentially control the election of all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders, which includes our interim chief executive and financial officer and certain of our directors, also own secured and unsecured promissory notes and warrants that are convertible at their option into a material number of shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

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

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

On March 31, 2017, the Company entered into a lease agreement for manufacturing and general office facilities located at 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311 for Basalt America. The facility is for approximately 12,921 square feet. The lease is for six separate six-month terms. The Company has elected to exercise its right to terminate the lease at the end of the term ending March 31, 2019. The Company has provided the landlord with 60-days’ notice prior to the end of the end of the most recent six-month term. Future minimum lease payments as of December 31, 2018 are approximately $11,520 per month during the first two months of 2019 of the lease and rise to approximately $12,450 for the third month of 2019.

On January 31, 2019, the Company, through its wholly-owned subsidiary Basanite Industries, LLC, entered into a Commercial Lease Agreement with Camton, LLC, a Florida limited liability company pursuant to which the Company’s subsidiary has agreed to lease approximately 25,470 square feet of office and manufacturing space at 2041 NW 15th Avenue, Pompano Beach, Florida 33069.

The commencement date of the lease is on or about February 1, 2019. The Company intends to move its corporate headquarters to the premises at such time. The term of the lease is for five years. The Company’s subsidiary’s base rent obligation is approximately $23,595 per month during each of the first two years of the lease and increases approximately three percent annually for each of the three years of the remaining term of the lease. The aggregate base gross rent payments for the five-year term of the lease are $1,467,692. The Company’s subsidiary has one option to renew for an additional five-year term, which must be exercised by written notice at least one hundred and twenty days prior to the end of the term. The Company also has first right of refusal on adjacent space to this current location.

The lease contains customary default provisions allowing the Landlord to terminate the lease if the Company fails to remedy a breach of any of its obligations under the lease within specified time periods, or upon bankruptcy or insolvency of the Company. The lease also contains other customary provisions for real property leases of this type. The effective date of the lease is January 15, 2019, however the lease was not fully executed and delivered until January 31, 2019.

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company will record additional net lease right of use assets and a lease liability at present value of approximately $1.06 million, respectively, as of February 1, 2019. The Company is recording these at present value, in accordance with the standard, using a discount rate of 15% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be straight line amortized over the life of the expected lease term. For the expected term of the lease the Company will use the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $37,000 as of January 1, 2019. Any difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard is not expected to materially impact our consolidated net earnings and had no impact on cash flows.

Item 3.

Legal Proceedings.

CalSTRS Litigation

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

HLM Paymeon Storefront damage

On December 15, 2016, a third-party driver drove his car through the company’s retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The city of Fort Lauderdale declared the building an unsafe structure, and the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted our ability to sell to and service our customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The company is presently in suit for all damages suffered. The court has ordered that a mediation take place no later than April 7, 2019. The case is set for a jury trial and is set on the three-week trial docket beginning June 10, 2019.

While the Company is optimistic of a recovery, there can be no assurances as to the result of the suit.

RAW Materials Litigation

On October 25, 2018, the Company was informed that RAW Materials (original party to the RAW License Agreement) filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials, Corp, v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement, and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an initial agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials has recently amended the case to add a count under the Florida consumer protection statute and the Company has requested an immediate dismissal, that motion to dismiss will be heard on March 27, 2019. Rockstar likewise anticipates bringing a counterclaim against RAW Materials and may also attempt to pursue a similar claim against RAW Materials principal, Don Smith. Notwithstanding the foregoing, the Company and all the defendants does intend to seek a favorable out of court settlement. Given the current state of the evidence it is impossible to estimate the potential value of RAW Materials claim; however, to date, little to no evidence has been produced to support the claim and the Company and all the defendants believes that its counterclaim will off-set any potential recovery by RAW Materials.

The Company, during the fiscal years 2017 and 2018, believes that it did comply with the license agreement, first amendment to the license agreement and the post-closing letter agreement (“the Agreements”) in all material respects and determined to continue to honor the language and acts as required under the Agreements throughout the remainder of 2018. The Board of Directors of the Company have met and have decided that the Company had acted in good faith and to appropriately honor the Agreements, despite RAW Materials and their affiliated entities not honoring their commitments under the Agreements. As part of complying with the Agreements, the Company properly accrued obligations related to the Agreements on its books, including continuing to accrue amounts due under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC as well as commissions on sales.

As of December 31, 2018, the Company’s Board of Directors and management have concluded that an amicable resolution or settlement of disputes between the parties will not be forthcoming as the lawsuit has been filed. As a result of the circumstances of the dispute as of the end of the year, the Company has decided to impair all assets related to all agreements and amendments with RAW Materials and its affiliates, and to cease all accruals of amounts owed under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC, as well as the cessation of commissions on sales of the Company. The Company is continuing to try to resolve this dispute with Raw Materials without going to trial, however it believes that it would prevail if this case does proceed to trial.

BCD Litigation

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

On December 10, 2018, the Company withdrew the complaint against BCD and will no longer pursue legal action to attempt to collect this debt. The Company believes that the ongoing efforts to collect the subject debt would cost significantly more than its value, and therefore has recognized this as a bad debt expense as of December 31, 2018.

To our knowledge we are not currently subject to any other legal proceedings.

Item 4.

Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for the shares of our common stock. Our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time. Our common stock is quoted on the OTC Markets under the symbol PAYM. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since March 31, 2017, was as reported below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$0.170	$0.075
September 30, 2018	$0.208	$0.10
June 30, 2018	$0.39	$0.13
March 31, 2018	$0.60	$0.38
December 31, 2017	$0.67	$0.22
September 30, 2017	$0.38	$0.20
June 30, 2017	$0.66	$0.20
March 31, 2017	$0.63	$0.24

On March 27, 2019, our common stock had a closing price of $0.145.

Holders

As of March 27, 2019, there were approximately 216 security holders of record of our common stock.

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

On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has commenced making the $5,000 per month payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument is reflected as a material modification in the amount of $90,061 in the Company’s consolidated statement of operations in the year ended December 31, 2018. Due to the fact that the Company is in default with regards to monthly payments, it has classified this note as a current liability. The Company is working with the noteholder, attempting to remedy this default.

On August 15, 2018, RVRM converted $90,000 principal amount of notes outstanding for 1,200,000 restricted common shares of the Company’s common stock ($0.075 per share). Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM.

On August 16, 2018, CAM Group of Florida, LLC converted $200,000 principal amount of notes outstanding for 2,666,667 restricted common shares of the Company’s common stock ($0.075 per share). Frank Monti, Sr., a member of our board of directors is an officer of CAM Group of Florida, LLC. As part of this agreement, associated accrued interest at the time of conversion, in the amount of $20,329 was forgiven by the noteholder.

On August 16, 2018, the Company appointed David Anderson its Interim Chief Executive Officer and Interim Principal Financial Officer. In conjunction with the appointment, the Company issued 1,000,000 warrants to purchase at a strike price of $0.1235 per share. The warrants were immediately vested at time of issuance and have a five-year life. The Company valued these warrants at $142,979 and this amount will be recognized over the six-month term of the contract.

On September 23, 2018, the Company further issued 1,500,000 to David Anderson, Interim Chief Executive Officer and Interim Principal Financial Officer for additional services provided. The five-year warrants had a strike price of $0.1235. The Company valued these warrants at $154,952 and will be recognized over the life of the warrants.

On August 22, 2018, EAC returned 500,000 common shares to the Company’s treasury account. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Neither EAC nor Mr. Cespedes received any compensation for the return of the shares.

During the year ended December 31, 2018, the Company issued 17,754,966 restricted common shares for total proceeds of $1,470,240 ($0.05 to $0.30 per share) to accredited investors. In addition, these accredited investors received five-year warrants to acquire 562,500 shares at $0.40; 562,500 shares at $0.60; 400,000 shares at $0.50; 350,000 shares at $0.15 per share and 8,000,000 shares at $0.075.

During the year ended December 31, 2018, the Company issued 4,500,000 restricted common shares under consulting agreements.

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

Overview

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products, which included the general and administrative expenses, associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products and development of Basanite Industries.

Results of Operations

Revenues for the year ended December 31, 2018 totaled $87,836 and were derived from sales of small amounts of sales of our concrete reinforcement products.

Discontinued operations - revenue

Revenue of $16,460 of apparel sales from our now discontinued business, Paymeon Brands, and from limited compared to revenues for the year ended December 31, 2017 of $37,909. The $21,449 decrease represents a decrease of 56% over the same periods in 2017 and reflects our shift towards the startup of our Basalt America business.

Operating expenses for year ended December 31, 2018 totaled $3,395,549, reflecting an increase of $1,040,189 or 44% from $2,355,360 for the year ended December 31, 2017.

The net increase in operating expenses for the year ended December 31, 2018 over the year ended December 31, 2017 were primarily due to the increased general and administrative (G&A) expenses of $1,367,411 resulting from higher stock based compensation of $986,604 over the prior year as well as increased bad debt expense of $79,569 offset by consulting expenses that were lower than the prior year by $305,023.

Liquidity and Capital Resources

At December 31, 2018, we had $121,831 of cash compared to $188,738 at December 31, 2017. The Company had a working capital deficit of $2,261,452 at December 31, 2018 compared to $1,919,925 at December 31, 2017. We require additional working capital to expand our operations of Basalt America to try to achieve profitability.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2018, the Company had an accumulated deficit of $21,135,252. The Company has also dedicated substantial resources required to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop our Basanite Industries business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We will require significant financing for our plan of operations.

During the years ended December 31, 2018 and 2017, the Company used cash in operations in the amount of $1,398,660 and $2,298,425, respectively. The principal elements of cash used in operations for the year ended December 31, 2018 included a loss of $5,909,949, a decrease in inventory of $83,559, stock-based compensation in the amount of $1,661,104, the forfeiture of deposits in the amount of $1,260,000, inventory impairment of 240,121, impairment of a license of $396,849, and an increase in accrued expenses of $318,968. The principal elements of cash used in operations for the year ended December 31, 2017 included a loss of $2,935,112, an increase in inventory of $377,184, a decrease in accrued payable to a related party of $500,000 offset by a loss on leasehold improvements of $221,328, stock-based compensation of $815,790 and an increase in accounts payable and other accrued expenses of $321,219.

Cash used in investing activities during the year ended December 31, 2018 was $402,935 compared to $1,516,881 in the prior year. In the year ended December 31, 2018, the Company paid $400,000 in deposits on equipment. $200,000 was paid under an agreement with RAW and was recognized as a loss on deposit during the year ended December 31, 2018. The remaining $200,000 was paid towards a different line of machinery which was not received as this report date and will be the core of the Company’s manufacturing business moving forward. In the year ended December 31, 2017, the Company purchased equipment in the amount of $456,881 and paid deposits on machinery and equipment in the amount of $1,060,000.

Cash provided by our financing activities was $1,734,688 for the year ended December 31, 2018, which was comprised principally of $1,370,239 in proceeds from the sale of common stock and $366,325 in proceeds from notes payable with related parties. Cash provided by our financing activities was $3,915,706 during the comparable period in 2017. For the year ended December 31, 2017, the Company received $3,175,680 from the issuance of common stock for cash. During the year ended December 31, 2017 the Company raised $502,500 through the sales of interest in the joint venture in Basalt Territory 1 as well as the issuance of notes in the amount of $245,000 of which $215,000 was to individuals considered related parties at the time of issuance. On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

For the years ended December 31, 2018 and 2017 the Company has been very dependent on generating operating capital through the issuance of debt and sale of common stock. The Company’s weighted average short-term interest rate is 7.00%.

During the year ended December 31, 2018 our working capital position significantly deteriorated compared to the prior year based on the Company’s impairment to inventory in the amount of $240,121 based on the Company’s review of inventory on hand and it was observed that recognizable sales value was in excess of historical cost as well as inventory the Company deemed unsellable. The current assets of the Company decreased by $364,319 inclusive of cash decreasing by $66,907 and inventory decreasing by $323,679 due largely to the inventory impairment. Our liabilities for the year ended December 31, 2018 decreased by $22,792 which was mainly due to the decrease of accrued expenses.

Current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $4,000,000 to maintain our current operations through the next 12 months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

Under Accounting Standards Codification (“ASC”) 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows as it relates to revenue for Basalt America. The Company recorded revenue upon completion of the performance obligations and expects payment within 30 to 60 days of billing. All revenue for 2018 related to sales of rebar.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. The Company has not recorded any liability for product warrantees.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not believe that there will be a material impact of the adoption of ASU 2018-07 on its consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. The Company will adopt this standard effective January 1, 2019 using the modified retrospective model. Discussion of the impact of this standard is included in Item 2 - Properties.

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

None

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

The Company’s management, under the supervision and with the participation of the Company's Interim Chief Executive Officer and Interim Principal Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Interim Chief Executive Officer and Interim Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Interim Chief Executive Officer and Interim Principal Accounting Officer concluded that, as of December 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. We have identified material weaknesses in our internal control over financial reporting related to proper segregation of duties; timely filing of our annual and quarterly reporting to the SEC and related to information technology controls related to our inventory system.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Interim Chief Executive Officer and Interim Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2018. Our directors are typically appointed by the other members of the Board of Directors and serve until their resignation or replacement. Executive officers are appointed by our Board of Directors and their term of office is at the discretion of our board.

Name	Age	Position
David Anderson	56	Interim Chief Executive Officer and Interim Principal Financial Officer
Vincent L. Celentano (1)	53	Chairman of the Board of Directors, Chief Executive Officer and Principal Financial Officer
Ronald J. LoRicco, Sr.	52	Director
Paul M. Sallarulo	62	Director
Frank Monti, Sr.	78	Director
Michael V. Barbera (2)	64	Director

———————

(1)

Mr. Celentano resigned from the Company in all his capacities on January 24, 2019.

(2)

Mr. Barbera was appointed to the board of directors on February 11, 2019.

Dave Anderson. Mr. Anderson has more than 25 years’ experience in the construction and agricultural industries, having devoted significant specialization to the manufacture of specialized plastics and composite materials. During his career, Mr. Anderson has served in positions related to all aspects of corporate development for various entities, including in sales, marketing and business development for two elite manufacturers that specialize in varying extrusion processes, Monahan Filaments (Formerly Specialized Filaments) and Fabpro Oriented Polymers, Inc. Prior to working with Monahan, Mr. Anderson spent more than 16 years at Fabpro, where he led the growth of the company to $73 million in sales and oversaw it becoming the largest producer of synthetic fibers for reinforcement in North America. Mr. Anderson also has extensive experience in plant operations and compliance and has developed and completed successful projects throughout North America. As an industry consultant, Mr. Anderson has utilized his manufacturing and business experience to provide manufacturing companies with leadership for Turn-Arounds, Professional Training and Growth Programs.

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

Michael V. Barbera, 64, has served as the Chief Executive Officer of Analytical Maintenance Services, Inc. (“AMS”) located in Boca Raton, Florida since 1998. AMS, a privately held company, provides analytical instrument services, instrumentation, comprehensive training courses and general application support to both the chemical and pharmaceutical industries. Mr. Barbera received a Bachelor of Science in Electronic Engineering degree in 1977 from the Florida Keys Community College and a Bachelor of Professional Studies in Science degree from Barry University in 1990. Mr. Barbera also served in the United States Navy from 1972 through 1978 where he specialized in Aviation Electronics.

Directors

Our Board of Directors consists of four members. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees of the Board of Directors

As of December 31, 2018, we had not established any committees of our board of directors. However, on March 19, 2019, our board of directors established the following committees consisting of the following members of our board of directors: (i) an Audit Committee consisting of Messrs. Barbera and Sallarulo; (ii) a Compensation Committee consisting of Messrs. Barbera and LoRicco; and (iii) a Nominating Committee consisting of Messrs. LoRicco and Sallarulo. As of the filing date of this Form 10-K, our board of directors has not adopted charters for any of these committee. However, our board of directors intends to do so in the second quarter of 2019. Our board of directors believe that each of the members of these committees qualify as independent under the rules of NASDAQ and the SEC, however a formal determination of such has not yet been made. Also, no member of the Audit Committee has been determined to be a “financial expert” as of this filing.

For the purposes of the review of this Form 10-K and through the date of this filing, our entire board of directors has acted as our Audit Committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Markets, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees. Although, as noted above, we have recently elected to form such committees. At this time we do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors, however we expect the Nominating Committee to adopt such a policy during the second quarter of 2019. Given the nature of our operations, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Nominating Committee will participate in the consideration of director nominees.

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for the years ended December 31, 2018 and 2017. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2018 and 2017 appearing elsewhere in this report.

For the year ended December 31, 2018

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Vincent L. Celentano (1)	$18,000	$—	$—	$—	$—	$—	$18,000
Paul Sallarulo (2)	$—	$—	$—	$—	$—	$—	$—
Frank Monti, Sr. (3)	$—	$—	$—	$—	$—	$—	$—
Ronald J. LoRicco, Sr. (4)	$—	$—	$—	$—	$—	$—	$—

For the year ended December 31, 2017

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Vincent L. Celentano (1)	$—	$—	$—	$—	$—	$30,900	$30,900
Paul Sallarulo (2)	$10,000	$125,000	$62,500	$—	$—	$—	$197,500
Frank Monti, Sr. (3)	$—	$—	$125,000	$—	$—	$—	$125,000
Ronald J. LoRicco, Sr. (4)	$—	$—	$125,000	$—	$—	$—	$125,000
Edward A. Cespedes (5)	$—	$—	$—	$—	$—	$—	$—

———————

(1)

Mr. Celentano received consulting fees for project work done on behalf of the Company. Mr. Celentano received no other compensation for his service as a director. Mr. Celentano resigned as a member of the board of directors on January 24, 2019.

(2)

Mr. Sallarulo was issued 250,000 shares of restricted common stock on April 13, 2017. The shares were valued at the time at $125,000. On October 17, 2017, Mr. Sallarulo was issued an option to purchase 250,000 shares of Basanite, Inc. common stock at a strike price of $0.25 per share. The option is valued at $62,500.

(3)	Reflects the value of an option to purchase 500,000 shares of Basanite, Inc. common stock issued on October 17, 2017 for a strike price of $0.25 per share. The option is valued at $125,000.
(4)	Reflects the value of an option to purchase 500,000 shares of Basanite, Inc. common stock issued on October 17, 2017 for a strike price of $0.25 per share. The option is valued at $125,000.
(5)	Mr. Cespedes resigned from our board of directors on April 13, 2018. He received no compensation for his service as a director.

Family Relationships

There are no family relationships among our interim executive officers or directors.

Involvement in Certain Legal Proceedings

None of our directors or interim executive officer have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or interim executive officer has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of the Code of Ethics is posted on our website https://basaniteindustries.com. A request for a copy can be made in writing to Basanite, Inc., at 2041 NW 15th Avenue, Pompano Beach, Florida 33069, Attention: Mr. Dave Anderson.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Basanite, Inc., 2041 NW 15th Avenue, Pompano Beach, Florida 33069. Attention: Mr. Dave Anderson. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and interim executive officer, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2018.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•	Our interim principal executive officer or other individual serving in a similar capacity;
•

Our two most highly compensated executive officers other than our interim principal executive officer who were serving as executive officers at December 31, 2018 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•	Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an interim executive officer at December 31, 2018.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus($)	Stock Awards($)	All Other Compensation($)	Total ($)

Dave Anderson (1)	2018	$62,000	—	$297,931	—	$359,931
	2017	—	—	—	—	—
Edward Cespedes (2)	2018	$49,932	—	—	$$3,841	$53,773
	2017	$175,000	—	—	$13,462	$188,642

———————

(1)

Mr. Anderson was appointed as the Company’s Interim Chief Executive and Interim Principal Accounting Officer on August 18, 2018. Under this agreement, Mr. Anderson received $62,000 in cash and 1,000,000 warrants. On September 23, 2018, the Company further issued 1,500,000 warrants for additional services provided. Both warrants are five-year warrants and have a strike price of $0.1235. The August warrants were recognized over the term of the original consulting contract and the September warrants will be recognized over the life of the warrants. The Company valued these warrants at $142,979 and $154,952, respectively. The warrants were immediately vested at time of issuance.

(2)	Approximately $469,000 of salary and $36,000 of vacation have been accrued but not paid.

On March 19, 2018, Mr. Cespedes forgave $200,000 of accrued payroll due him. On September 13, 2018, Mr. Cespedes, forgave $77,780 of accrued vacation pay due him.

Mr. Cespedes resigned from the Company on April 13, 2018.

Employment Agreements

On March 4, 2019, the Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operating Officer. There will be no additional compensation to Dave Anderson for these services.

Mr. Anderson is also eligible to receive an annual cash bonus of up to $26,780 in year one, $82,018 in year two and $150,557 in year three based upon the Company’s achieving certain target financial objectives. In addition, Mr. Anderson is eligible to receive annual grants of options to purchase shares of the Company’s common stock of up to 1,500,000 shares in year one, 2,500,000 shares in year two and 3,500,000 shares in year three based upon the Company’s achieving certain target financial objectives. Such option grants if earned will have an exercise price equal to fair market value of the Company’s common stock at the time they are granted.

How Compensation for our Directors and Executive Officers was Determined

During 2018, our non-executive directors received stock option awards commensurate with what we believe is commensurate with the pay of directors of publicly traded entities similar to ours.

2018 Option Grants to Executive Officers

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

On September 23, 2018, the Company further issued 1,500,000 to David Anderson, Interim Chief Executive Officer and Interim Principal Financial Officer for additional services provided. The five-year warrants had a strike price of $0.1235. The Company valued these warrants at $154,952 and will be recognized over the life of the warrants.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 27, 2019, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 2041 NW 15th Avenue, Pompano Beach, Florida 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on common stock outstanding as of 170,412,993 as of March 27, 2019, together with 13,983,333 shares of securities exercisable or convertible into shares of common stock within sixty (60) days of March 27, 2019 for each stockholder.

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership	% of Class
Ronald J. LoRicco, Sr. (1)	31,916,667	17.31%
Vincent L. Celentano (2)	22,422,324	13.24%
Edward Cespedes (3)	10,501,142	5.69%
RAW LLC	10,000,000	5.42%
Yellow Turtle Design, LLC	10,000,000	5.42%
Paul Sallarulo (4)	5,843,493	3.26%
Michael V. Barbera (5)	6,003,333	3.16%
Rich Krolewski (6)	5,000,000	2.71%
Dave Anderson (7)	3,500,000	1.90%
CAM Group of Florida, LLC (8)	3,366,667	1.83%

Totals		59.95%

———————

(1)

Common shares are held in the name of RVRM Holdings, LLC which is controlled by our director, Ronald J. LoRicco, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options, held in the name of Mr. LoRicco and are exercisable at $0.25 per share. Also includes 4,000,000 shares of common stock issuable upon exercise of a warrant exercisable at $0.075 per share. This total includes 2,133,334 shares owned entities owned by Mr. LoRicco’s children.

(2)

Includes shares held by Mr. Celentano directly and by two companies of which he is the 100% owner and manager, Celentano Consulting Company, LLC and VCVC, LLC. Also includes 687,444 shares issuable upon conversion of outstanding convertible notes in the aggregate principal and interest amount of $237,168 calculated as of March 5, 2019.

(3)

Includes shares held by Mr. Cespedes directly, by the Edward A. Cespedes Revocable Trust Dated August 2007, and by EAC, a holding company owned 100% by Mr. Cespedes. Mr. Cespedes resigned on April 13, 2018.

(4)	Includes 250,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share.
(5)

Michael V. Barbera became a director of the Company on February 11, 2019. Includes 2,000,000 shares of common stock issuable upon exercise of warrants exercisable at strike prices ranging from $0.05 to $0.60 per share. Also includes 1,000,000 shares of common stock issuable upon conversion of a note outstanding in the amount of $50,000.

(6)	5,000,000 restricted stock warrants were issued on March 5, 2019. Mr. Krolewski is a consultant who is expected to be named Chief Executive Officer in April 2019.
(7)	Includes 2,500,000 shares of common stock issuable upon exercise of warrants exercisable at $0.1235 per share.
(8)

CAM Group of Florida, LLC is controlled by our director, Frank Monti, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share. Also includes 50,000 shares of common stock issuable upon exercise of a warrant exercisable at $0.40 per share and 50,000 shares of common stock issuable upon exercise of a warrant exercisable at $0.60 per share.

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

None of our directors have any issues which impair their independence.

As of December 31, 2018, the Company had issued and outstanding a series of unsecured promissory notes in the aggregate principal amount of $378,000 to Vincent Celentano and William Celentano and their affiliated entities. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). Subject to certain limitations below, the notes may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price ranging from $0.12 to $0.345 per share, subject to adjustment. The conversion of the notes may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The Company used the proceeds for working capital purposes. William Celentano is the brother of Vincent Celentano. Each person disclaims beneficial interest in the securities held by the other. During the year ended December 31, 2018 Vincent and William Celentano and their affiliated entities held the equivalent of 1,687,092 shares of common stock, if converted. This number of shares includes accrued interest of $127,047.

All notes payable from Vincent L. Celentano and his related entities will no longer be considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer has an affiliation with the Company. On March 14, 2019, noteholders including Vincent L. Celantano converted their convertible notes payable - related parties with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On March 19, 2018, the Company amended the Note with CAM Group of Florida, LLC. CAM Group of Florida, LLC is controlled by one of our directors, Frank Monti, Sr. The Note is for the amount of $200,000 and was originally issued on August 9, 2017 and was then extended to February 28, 2018. The Note was amended to be a “demand” note. The principal amount of $200,000 was converted into shares of common stock effective August 16, 2018. Accrued interest in the amount of $20,329 as of that date was forgiven by CAM Group of Florida, LLC.

On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC, the personal holding company of our former chairman and chief executive officer, Mr. Cespedes issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount has not been paid as of the date of filing. As of June 21, 2018, the Company had failed to repay amounts due EAC, and was in default. On June 21, 2018, EAC waived the default and granted the Company an extension of time to make repayment to July 15, 2018. The Company did not make payment by the expiration of the extension issued by EAC. On July 24, 2018, EAC granted the Company another extension to August 31, 2018. On September 19, 2018, EAC waived the default and granted the Company an extension of time to make repayment to October 15, 2018. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension. As of December 31, 2018, this demand note had accrued interest of $2,500. On January 15, 2019, EAC granted the Company an extension on this loan until March 15, 2019. On March 7, 2019, EAC granted the Company an extension on this loan until May 1, 2019.

During the year ended December 31, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM. RVRM Holdings, LLC is controlled by one of our directors, Ronald J. LoRicco, Sr.

During the year ended December 31, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of December 31, 2018, these notes had accrued interest of $10,252.

Interest expense for the Company’s notes payable – related party for the year ended December 31, 2018 was $28,540 compared to $8,516 to the year ended December 31, 2017. Accrued interest for the Company’s notes payable-related party at December 31, 2018 and 2017 was $14,427 and $8,516, and another $22,568 of accrued interest in the year ended December 31, 2018 was forgiven and included in additional paid in capital.

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

On September 23, 2018, the Company further issued 1,500,000 to David Anderson, Interim Chief Executive Officer and Interim Principal Financial Officer for additional services provided. The five-year warrants had a strike price of $0.1235. The Company valued these warrants at $154,952 and will be recognized over the life of the warrants.

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operating Officer. There will be no additional compensation to Dave Anderson for these services.

On September 27, 2018, the Company received $50,000 for the purchase of 666,667 restricted common shares ($0.075 per share) received from a related party (RVRM). The shares were issued on November 2, 2018.

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

During the year ended December 31, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of December 31, 2018, these notes had accrued interest of $10,252.

During the three months ended December 31, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of restricted common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM.

On January 18, 2019, the Company entered into secured convertible promissory note agreements with a Related Party in the amount of $50,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the note could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share If the notes are converted, the Related Party is entitled to receive 5-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note.

On February 8, 2019, the Company issued a 90-day promissory note to a RVRM, Holdings, LLC in the amount of $80,000. The note has a maturity date of May 10, 2019 and an interest rate of 7% per annum.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

On February 27, 2019 and February 28, 2019, the Company received a total of $100,000 investment, from two of the Company’s directors, Michael V. Barbera in consideration for 2,000,000 restricted common shares and warrants to purchase an additional 2,000,000 common shares. As of this report date these shares have not been issued.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of KBL, LLP, as well as the fees charged for such services. In its review of non-audit service and its appointment of KBL, LLP, the Company’s independent registered public accounting firm for the respective years, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by KBL, LLP. were approved by the Board, acting as our Audit Committee. The following table shows the fees for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees (1)	$62,500	$29,625
Audit Related Fees (2)	$—	$15,000
Tax Fees	$—	$4,850
All Other Fees	$—	$—

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the respective years.
(2)	Audit Related Fees – these fees relate to the audited and unaudited financial statements for Basalt America.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated February 17, 2011	8-K	3/21/11	2.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.5	Bylaws	S-1/A	12/8/11	3.5
3.6	Agreement and plan of merger between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
3.7	Articles of Merger	8-K	12/12/18	3.1
10.1	Indemnification Agreement	8-K	2/18/11	10.1
10.2	Sublease Agreement	8-K	10/28/15	10.2
10.3	Employment Agreement with Edward Cespedes	8-K	8/15/11	10.1
10.4	Agreement with Adility, Inc.	S-1/A	12/8/11	10.7
10.5	Form of Secured Convertible Promissory Note	8-K	1/3/13	10.1
10.6	Form of General Security Agreement	8-K	1/3/13	10.2
10.7	WCIS Asset Purchase Agreement effective April 1, 2013	DEF 14A	3/19/13
10.8	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC	8-K	7/22/14	10.1
10.9	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC	8-K	7/22/14	10.2
10.10	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014	8-K	7/22/14	10.3
10.11	Form of Non Exclusive Dealer Agreement with Prodeco Technologies LLC	10-K	3/26/15	10.12
10.12	Form of 7% Unsecured 12 Month Promissory Note issued by Prodeco Technologies, LLC in Favor of Paymeon, Inc.	10-K	3/26/15	10.13
10.13	Unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	8-K	10/28/15	10.1
10.14	License Agreement entered on December 11, 2016 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.1
10.15	First Amendment to License Agreement entered into on January 5, 2017 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.2
10.16	Operating Agreement of Basalt America Territory 1, LLC	10-K	7/17/18	10.16

10.17	Consulting agreement dated August 8, 2018 with David Anderson to become Interim Chief Executive Officer	10-Q	11/8/18	10.1
10.18	Letter of resignation Ed Cespedes	10-K	7/17/18	10.18
10.19	Membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC d/b/a Basalt America	10-K	7/17/18	10.19
10.20	3-year extension to unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	10-K	7/17/18	10.20
10.21	Consulting Agreement with BK Consulting, LLC				Filed
10.22	Form for all Notes payable related party convertible notes	10-K	7/17/18	10.23
10.23	Related party 7% unsecured promissory note dated January 20, 2015 in the principal amount of $75,000 from Prodeco Technologies, LLC	10-K	7/17/18	10.24
10.24	Related party $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement with CAM Group of Florida, LLC dated August 9, 2017	10-K	7/17/18	10.25
10.25	Non-interest bearing demand note from a related party dated May 25, 2017 in the amount of $10,000	10-K	7/17/18	10.26
10.26	Non-interest bearing demand note from a related party dated June 2, 2017 in the amount of $5,000	10-K	7/17/18	10.27
10.27	Employment agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.1
10.28	First amendment to Employment Agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.2
10.29	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
10.30	Commercial Lease agreement between Basanite Industries LLC and CAMTOM, LLC	8-K	1/31/19	10.1
10.31	Letter of resignation Vincent L. Celentano	8-K	1/24/19	99.1
10.32	Extension agreement of four convertible notes payable due to a related party with a net principal balance of $290,273 dated April 4, 2018 with new due date of December 31, 2018	10-Q	9/27/18	10.1
10.33	Second amendment to PayMeOn, Inc. convertible promissory note dated October 22, 2015 with Mark Lechter and Scott Balson	10-Q	9/27/18	10.2
10.34	Form of 4% Demand Note(s) with VCVC, LLC totaling $152,500 dated May 9, 2018 through June 19, 2018	10-Q	9/27/18	10.3
10.35	Form of the five unsecured, 4% percent, ninety-day promissory notes issued to RVRM Holdings, LLC totaling $90,000	10-Q	9/27/18	10.4
10.36	Conversion of $378,000 debt plus accrued interest held by Vincent Celentano (et. al.) converted to equity				Filed
10.37	Form of Subscription Agreement used in connection with September 2018 through March 2019 private placement.				Filed

10.38	Form of Common Stock Warrant used in connection with September 2018 through March 2019 private placement.				Filed
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company				Filed
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
32.1	Certification Pursuant to Section 1350				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2019

Basanite, Inc.

By:	/s/ Dave Anderson
Dave Anderson
Interim Chief Executive Officer and Interim Principal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. LoRicco, Sr.	Director	March 28, 2019
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	March 28, 2019
Paul M. Sallarulo

/s/ Frank Monti, Sr.	Director	March 28, 2019
Frank Monti, Sr.

/s/ Michael V. Barbera	Director	March 28, 2019
Michael V. Barbera

INDEX TO FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

FORMERLY PAYMEON, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Basanite Industries, Inc. (formerly PayMeOn, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Basanite Industries, Inc. (formerly PayMeOn, Inc.) and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KBL, LLP

New York, NY

March 28, 2019

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$121,831	$188,738
Accounts receivable, net	883	—
Inventory	56,586	380,265
Prepaid expenses	83,177	57,793
Other current assets	24,000	24,000
TOTAL CURRENT ASSETS	286,477	650,796

Fixed assets, net	23,700	456,709
Licensing agreements, net	—	447,260
Deposits	200,000	1,060,000
	223,700	1,963,969

TOTAL ASSETS	$510,177	$2,614,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,002,238	$323,116
Due to related party	3,422	51,048
Accrued expenses	633,047	1,224,716
Liabilities for discontinued operation	—	51,568
Notes payable	—	30,000
Notes payable - related party	325,425	200,000
Liability for stock to be issued	—	100,000
Note payable – convertible	293,524	300,000
Notes payable related party- convertible	290,273	290,273
TOTAL CURRENT LIABILITIES	2,547,929	2,570,721

TOTAL LIABILITIES	2,547,929	2,570,721

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 154,202,008 and 128,305,800 shares issued and outstanding, respectively as of September 30, 2018 and December 31, 2017	154,202	128,306
Additional paid in capital	18,718,283	14,917,066
Subscription receivable	—	(500)
Accumulated deficit	(21,135,252)	(15,225,303)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) - CONTROLLING INTEREST	(2,262,767)	(180,431)
Non-controlling interest	225,015	224,475
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,037,752)	44,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$510,177	$2,614,765

See accompanying notes to consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended
	December 31,
	2018	2017
Revenue
Products Sales - Rebar	$87,836	$9,664
Total revenue	87,836	9,664

Total cost of goods sold	91,085	5,860

Gross profit (loss)	(3,249)	3,804

OPERATING EXPENSES
Professional fees	234,668	251,971
Payroll and payroll taxes	249,046	333,511
Consulting	628,525	933,548
General and administrative	2,203,741	836,330
Bad debt expense	79,569	—
Total operating expenses	3,395,549	2,355,360

NET LOSS FROM OPERATIONS	(3,398,798)	(2,351,556)

OTHER EXPENSES
Loss on share issuance for extension of debt	(90,061)	(72,000)
Loss on impairment of license	(396,849)	—
Loss on inventory obsolescence	(240,121)	—
Loss on forfeiture of deposit	(1,260,000)	—
Loss on fixed asset impairment	(395,742)	—
Interest on judgement	(18,471)	(18,472)
Interest expense	(88,523)	(79,851)
Total other expenses	(2,489,767)	(170,323)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND (LOSS) FROM DISCONTINUED OPERATIONS	(5,888,565)	(2,521,879)

(LOSS) FROM DISCONTINUED OPERATIONS	(20,844)	(413,208)

Net loss before provision for income taxes	(5,909,409)	(2,935,087)

Provision for income taxes	—	—

NET LOSS	(5,909,409)	(2,935,087)
Net (income) loss attributable to non-controlling interest	540	25
Net (income) loss attributable to controlling interest	$(5,909,949)	$(2,935,112)

Net loss per share - basic and diluted
Continuing operations	$(0.044)	$(0.024)
Discontinued operations	$(0.000)	$(0.004)
Total	$(0.044)	$(0.028)

Weighted average number of shares outstanding - basic and diluted	135,126,733	104,587,211

See accompanying notes to consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECMEMBER 31, 2018 AND 2017

					Additional			Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	Deficit
Balance December 31, 2016	—	$—	97,680,242	$97,680	$10,174,836	$(12,290,191)	$—	$—	$(2,017,675)

Purchase of Rockstar for stock	—	—	95,500,000	15,000	985,000		—	—	1,000,000

Shares issued to convert debt	—	—	2,248,620	2,249	366,087	—	—	—	368,336

Share issuance for extension of debt (recorded as loss on share issuance for extension of debt)	—	—	200,000	200	71,800	—	—	—	72,000

Stock-based compensation	—	—	—	—	815,790	—	—	—	815,790

Stock issued for cash	—	—	9,446,938	9,447	2,166,733	—	—	—	2,176,180

Shares issued for services	—	—	3,730,000	3,730	58,770	—	—	—	62,500

Interest in joint venture - Basalt Territory 1	—	—	—	—	278,050		—		278,050

Subscription receivable	—	—	—	—	—		(500)		(500)

Non-controlling interest	—	—	—	—	—			224,450	224,450

Net income (loss)	—	—	—	—	—	(2,935,112)		25	(2,935,087)

Balance December 31, 2017	—	$—	128,305,800	$128,306	$14,917,066	$(15,225,303)	$(500)	$224,475	$44,044

See accompanying notes to consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE YEARS ENDED DECMEMBER 31, 2018 AND 2017

					Additional			Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	Deficit
Balance December 31, 2017	—	$—	128,305,800	$128,306	$14,917,066	$(15,225,303)	$(500)	$224,475	$44,044

Shares issued to convert debt	—	—	3,866,667	3,867	286,133	—	—	—	290,000

Stock-based compensation	—	—	4,500,000	4,500	1,656,604	—	—	—	1,661,104

Stock issued for cash	—	—	17,754,966	17,755	1,452,485	—	—	—	1,470,240

Shares issued for debt extension	—	—	274,575	275	89,786	—	—	—	90,061

Shares cancelled	—	—	(500,000)	(500)	500	—	—	—	—

Related party forgiveness of debt	—	—	—	—	315,709	—	—	—	315,709

Subscription receivable	—	—	—	—	—	—	500	—	500

Net income (loss)	—	—	—	—	—	(5,909,949)	—	540	(5,909,409)

Balance December 31, 2018	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$—	$225,015	$(2,037,752)

See accompanying notes to consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(5,909,949)	$(2,935,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	540	25
Bad debt expense	79,569	—
Depreciation	40,202	18,638
Amortization of debt discount	—	10,407
Loss on share issuance for extension of debt	90,061	72,000
Loss on impairment of license	396,849	—
Loss on inventory obsolescence	240,121	—
Loss on forfeiture of deposit	1,260,000	—
Loss on impairment of equipment	395,742	—
Stock-based compensation	1,661,104	815,790
Loss on leasehold and deposit	—	221,328
Amortization of license agreement	50,411	50,000
Common stock issued for services	—	62,500
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(25,384)	(9,431)
(Increase) decrease in inventory	83,559	(377,184)
(Increase) decrease in accounts receivable	(80,452)	8,835
(Increase) in other current assets	—	(22,806)
(Decrease) in accounts payable - related party	—	(500,000)
(Decrease) in customer deposits	—	(34,634)
Increase in accounts payable and accrued expenses	318,967	321,219
Net cash used in operating activities	(1,398,660)	(2,298,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,935)	(456,881)
Deposits on machinery – other	(200,000)	—
Deposits on machinery and equipment – RAW	(200,000)	(1,060,000)
Net cash used in investing activities	(402,935)	(1,516,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(6,476)	—
Repayment to related party	—	(5,589)
Proceeds from notes payable - related party	416,325	215,000
Repayment of purchase order financing	—	(1,885)
Proceeds from notes payable	—	30,000
Repayment of principal on notes payable	(30,000)	—
Repayment of note payable - related party	(15,900)	—
Sale of JV interest	—	502,500
Proceeds from sale of common stock	1,370,739	3,175,680
Net cash provided by financing activities	1,734,688	3,915,706

NET INCREASE (DECREASE) IN CASH	(66,907)	100,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	188,738	88,338

CASH AND CASH EQUIVALENTS AT END OF YEAR	$121,831	$188,738

See accompanying notes to consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years ended December 31,
	2018	2017
Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$7,002	$—

Supplemental disclosure of non-cash investing and financing activities:
Related party forgiveness recorded as additional paid-in capital	$315,709	$—
Conversion of debt into common shares	$290,000	$—

See accompanying notes to consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

On March 16, 2011 Basanite, Inc (formerly PayMeOn, Inc.), a Nevada corporation organized on May 30, 2006 (the "Company" or “Basanite”) completed its agreement and plan of merger (the "Merger Agreement") to acquire Hyperlocal Marketing, LLC, a Florida limited liability company ("Hyperlocal"), pursuant to which Hyperlocal merged with and into HLM PayMeOn, Inc., a Florida corporation and wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Hyperlocal members received 301,296 shares of the Company common stock, which equals approximately 50.1% of the total shares of the Company issued and outstanding following the merger on a fully diluted basis. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10-45-15, the transaction was accounted for as a reverse acquisition. Hyperlocal was considered the accounting acquirer and the acquire was the Company since the members of Hyperlocal obtained voting and management control of the Company and the transaction had been accounted for as a reverse merger and recapitalization.

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

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

During the second quarter of 2017, we also created Basalt America Territory 2, LLC to manage the sales, distribution and marketing of our products for the state of Rhode Island. The joint venture is to be owned 50% by Basalt America and 50% by a third-party investor. Despite Basalt America Territory 2, LLC being formed, there has not been any operations or investments in this entity.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(A) Organization (Continued)

On April 13, 2018, Vincent L. Celentano was appointed chairman and chief executive officer of our Company and all our subsidiaries. Mr. Celentano is the largest individual shareholder of our Company.

On August 8, 2018, the Company entered into a six-month agreement with David Anderson to act as its Interim Chief Executive Officer and Interim Principal Financial Officer. The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operating Officer. There will be no additional compensation to Dave Anderson for these services.

On August 13, 2018, the Company formed Basanite Industries LLC, a wholly-owned Delaware subsidiary.

On August 16, 2018, the Company accepted the resignation of Vincent L. Celentano as Chief Executive Officer and Principal Financial Officer.

Basanite and its wholly owned subsidiaries are herein referred to as the "Company".

On December 18, 2018, the Company changed its name with the Nevada Secretary of State from PayMeOn, Inc. to Basanite, Inc. with an effective date of December 19, 2018. Beginning on December 27, 2018, the Company's common stock was listed for quotation on OTC Markets under the symbol “BASA” and will no longer be listed under the symbol “PAYM”. Neither the name nor the symbol change affects the rights of the Company’s shareholders and the shareholders of the Company are not required to take any action as a result of the name or symbol change.

On January 24, 2019, Vincent L. Celentano submitted notice of his resignation as a member of the Board of Directors of the Company, effective immediately. Mr. Celentano was not a member of any committee of Board. Mr. Celentano’s resignation was not as a result of any disagreement with the Company, the Board, or the Company’s independent auditor. A copy of Mr. Celentano’s resignation letter was attached to Form 8-K Current report filed on January 30, 2019.

On February 11, 2019, Michael V. Barbera was appointed as a member of the Board of Directors of Basanite, Inc. Mr. Barbera has not been appointed to any committees of the Board of Directors as of the date of this filing.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, PayMeOn Brands, Inc, HLM PayMeOn, Inc., Basanite Industries, LLC, Xtreme Fat Tire Bike Holdings. LLC, Basalt America, and Basalt America Territory 1, LLC, a majority owned subsidiary. As discussed in Note 5, the Company, effective September 30, 2018 disposed of HLM PayMeOn, Inc. and PayMeOn Brands, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2018, the Company has an accumulated deficit of $21,135,252, a working capital deficiency of $2,261,452 and cash used in operations of $1,398,660 for the year ended December 31, 2018. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(C) Going Concern (Continued)

Post the acquisition of Basalt America and commencement of production related to the products the Company will require substantial additional investment in plant and equipment. As of December 31, 2018, as a result of the failure to amicably settle any and all disagreements with RAW, the Company has written off or impaired the following amounts; $1,200,000 in deposits paid towards machinery and equipment that were never received, $60,000 for deposits on materials that have not been received, impaired $395,742 in net machinery and equipment as the Company determined the machinery and equipment purchased and received was in poor condition and could not manufacture and produce the rebar in accordance with company and industry standards. as well as inventory obsolescence of $240,121 as the inventory received and paid for in the initial purchase from RAW was in poor condition and unable to be sold. As a result of the impairment and the write-off of these amounts, the Company has suffered material operating losses and growing working capital deficiencies. These factors could have an effect on the Company’s ability to raise capital in the future. In addition, we will have to invest substantial sums in the creation of a sales and marketing program designed to introduce our products to the industry.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of December 31, 2018.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(C) Fair Value Measurements and Fair Value of Financial Instruments (Continued)

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of December 31, 2018, the Company has recorded $3,398 as an allowance for bad debts compared to no allowance at December 31, 2017.

(E) Inventories

The Company’s inventories consist of raw materials and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of December 31, 2018, the Company has recorded an allowance for the valuation of the inventory in an attempt to value the inventory at expected realizable sales value or to fully impair as in the case of obsolescence. Items were considered on an item by item basis to determine carrying value. Expected realizable sales value is intended to approximate market value whereas any type of market pricing valuation would be cost prohibitive however the Company does feel that some of the inventory has a realizable value although this inventory may remain on hand for a substantial period of time. The Company will continue to monitor these values and further impair, if necessary. As of December 31, 2018, the inventory cost was impaired by $240,121. As of December 31, 2017, the Company did not make an entry relative to impairment or inventory obsolescence.

(F) Fixed assets

Fixed assets consist of machinery, equipment computer equipment, leasehold improvements and website costs which are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three to twelve years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of fixed assets and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

The Company has adopted the provisions of ASC 350-50-15, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. These assets are fully depreciated. During the year ended December 31, 2018, the Company recognized a loss on fixed asset impairment of $395,742 compared to no impairment as of December 31, 2017.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) Fixed assets (Continued)

Depreciation/
Amortization
Asset Category	Period
Machinery and equipment	5 -12 Years
Website costs	5 Years
Computer equipment	3 Years

Fixed assets consist of the following:

	December 31, 2018	December 31, 2017

Computer equipment	$13,813	$13,605
Machinery and equipment, net impairment	20,000	450,000
Website development	24,775	24,775
Total	58,588	488,380
Accumulated depreciation	(34,888)	(31,671)
Balance	$23,700	$456,709

During the year ended December 31, 2018, the company disposed of $429,750 of assets and its accompanying accumulated depreciation, resulting in a loss on impairment of fixed assets of $395,472, as well as $250 that was expensed as non-capitalizable equipment which was previously capitalized as Machinery at December 31, 2017. During the year ended December 31, 2017 the Company identified leasehold improvements that were impaired in the amount of $300,000. The Company recognized a loss on the impairment of $221,328, reflected in the loss from discontinued operations. Depreciation expense for the year ended December 31, 2018 and 2017 was $40,202 and $18,638 respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum (subsequently increased to 10%), then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company is currently in default under this note resultant from failing to maintain payments of $5,000 per month. As of December 31, 2018, the Company has made payments totaling $13,000, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $293,524. As of December 31, 2018, this note had accrued interest of $68,267 that is included in accrued expenses on the consolidated balance sheet at December 31, 2018.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(G) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. In the year ended December 31, 2018, the Company, based upon their analysis recorded a loss on impairment of machinery and equipment in the amount of $395,742, recorded a loss on the impairment of a license fee of $396,849, recorded a loss on the forfeiture of deposits for machinery and equipment and materials in the amount of $1,260,000, and recorded a loss on the obsolescence of inventory in the amount of $240,121. Each of these items are reflected as Other Expense in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2017, the Company determined that no impairment was necessary on any assets.

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

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows as it relates to revenue for Basalt America. The Company recorded revenue upon completion of the performance obligations and expects payment within 30 to 60 days of billing. All revenue for 2018 related to sales of rebar.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. The Company has not recorded any liability for product warrantees for the years ended December 31, 2018 and 2017.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Dilutive shares not included in loss per share computation	December 31, 2018	December 31, 2017

Options	2,587,500	5,600,000
Warrants	18,025,000	5,650,000
Convertible shares	2,715,897	2,586,746
Shares issuable	—	333,333
	23,328,397	14,170,079

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company prior to March 19, 2018 when they decided to dispose of the electric bicycles and apparel lifestyle brands segment to focus entirely on the concrete reinforcement products made from basalt fiber, which was disposed of on September 30, 2018, had three segments in 2017. As a result of this strategic shift and in accordance with ASC 205-20-45-1E has reclassified two of these segments as assets and liabilities of discontinued operations. Therefore, the Company only operates in one segment and has not presented segment reporting for the years ended December 31, 2018 and 2017.

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

	December 31, 2018	December 31, 2017

Expected income tax (benefit) expense at the statutory rate of 24.63% (37.63% for 2017)	$(2,559,952)	$(1,104,465)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes) – permanent differences	136,870	136,870
Change in valuation allowance	2,423,082	967,595

Provision for income taxes	$—	$—

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(O) Income Taxes (Continued)

The components of deferred income taxes are as follows:

	December 31, 2018	December 31, 2017

Deferred income tax asset - related to stock-based compensation and impairment (permanent differences)	$756,064	$756,064
Net operating loss carryforwards	4,897,130	3,092,148
Effect of TCJA recalculation	(1,366,527)	(1,366,527)
Valuation allowance	(4,286,667)	(2,481,685)
Deferred income taxes	$—	$––

As of December 31, 2018, the Company had a net operating loss carry forward of approximately $13,558,400. As of December 31, 2017, the Company had a net operating loss carry forward of approximately $8,200,000 available to offset future taxable income through 2037. All losses that occur after December 31, 2017, are available to offset future taxable income and do not expire. This results in deferred tax assets of approximately $4,300,000 and $2,500,000 as of December 31, 2018 and 2017, offset by a valuation allowance which was approximately $4,300,000 and $2,500,000 at December 31,2018 and December 31, 2017. The change in the valuation allowance from December 31, 2018 over December 31, 2017 was an increase of approximately $1,800,000. Tax returns for the last three years are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Basalt America in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $540 and $25 for the year ended December 31, 2018 and 2017, respectively are included in the consolidated financial statements.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not believe that there will be a material impact of the adoption of ASU 2018-07 on its consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. The Company will adopt this standard effective January 1, 2019 using the modified retrospective model. Discussion of the impact of this standard is included in Note 11 – Commitments and Contingencies.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

BASANITE, INC. AND SUBSIDIARIES

STATEMENT OF DISCONTINUED OPERATIONS

	For the Years Ended December 31,
	2018	2017

Revenues	$16,460	$37,909
Cost of goods sold	33,529	39,663

Gross (loss)	(17,069)	(1,754)

Operating expenses:
General and administrative	3,775	78,168
Payroll expense	—	7,320
Consulting	—	86,172
Depreciation and amortization expense	—	18,466
Loss on lease	—	221,328
Total expense from discontinued operations	3,775	411,454

(Loss) from discontinued operations	$(20,844)	$(413,208)

BASANITE, INC. AND SUBSIDIARIES

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

	December 31, 2018	December 31, 2017

Liabilities from discontinued operations	$—	$51,568

As of December 31, 2018, all liabilities associated with the discontinued operation were transferred to parent company. As a result, there was no gain or loss associated with the disposal of this subsidiary.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE

		December 31, 2018	December 31, 2017

Note Payable related party - convertible @ $0.345 per share	(a)	$165,500	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	10,000	10,000
Note Payable related party - convertible @ $0.20 per share	(c)	20,000	20,000
Note Payable related party - convertible @ $0.30 per share	(d)	182,500	182,550
Total		378,000	378,000

Offset of loans	(e)	(87,727)	(87,727)
Debt Discount		—	—

Total		$290,273	$290,273

Interest expense for the Company’s related party convertible notes payable for the year ended December 31, 2018 was $26,460, compared to $43,151 for the year ended December 31, 2017. Accrued interest for the Company’s related party convertible notes payable at December 31, 2018 and 2017 was $127,047 and $100,587.

(a) The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (both of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014, the Company amortized $165,500 of the debt discount. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. As of December 31, 2018 and 2017, these two notes had accrued interest of $69,637 and $58,052, respectively. On March 14, 2019 this note principal and interest in the amount of $236,946 (which includes interest accrued through February 26, 2019) was converted into 686,600 common restricted shares of the Company ($0.345 per share).

(b) The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. During the year ended December 31, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of December 31, 2018 and 2017, the Company fully amortized the debt discount and accrued interest amounted to $2,919 and $2,219, respectively On March 14, 2019 this note principal and interest in the amount of $13,028 (which includes interest accrued through February 26, 2019) was converted into 108,567 common restricted shares of the Company ($0.12 per share).

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE (CONTINUED)

(c) The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $217,700 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $219,975 of notes payable and accrued interest of $25,013 into 1,224,940 shares of common stock. As of December 31, 2018 and 2017 the Company fully amortized the debt discount and accrued interest amounted to $4,745 and $3,345, respectively. On March 14, 2019 this note principal and interest in the amount of $24,963 (which includes interest accrued through February 26, 2019) was converted into 124,815 common restricted shares of the Company ($0.20 per share).

(d) The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment. On November 20, 2015, the note holder agreed to extend the note through April 30, 2016. On August 13, 2016 the note holder agreed to extend the note through April 30, 2017. On August 7, 2017 note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017 the holder of the notes agreed to convert $1,882 of notes payable and accrued interest of $343 into 7,417 shares of common stock As of December 31, 2018 and 2017 the Company fully amortized the debt discount and had accrued interest of $49,746 and $36,972, respectively. On March 14, 2019 this note principal and interest in the amount of $234,241 (which includes interest accrued through February 26, 2019) was converted into 780,803 common restricted shares of the Company ($0.30 per share).

(e) On January 20, 2015, the Company received a 7% unsecured promissory note in the principal amount of $75,000 (the “Note Receivable”) from Prodeco Technologies, LLC, an affiliated entity. The note was payable January 20, 2018. The note holder was required to pay interest in the amount of $1,312 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,761 to Prodeco Technologies, LLC under the same terms due on February 8, 2018. For the year ended December 31, 2015 the Company has $2,967 of interest income. During the year ended December 31, 2015 Prodeco Technologies, LLC, a related party, elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against the notes payable - related party - convertible. Upon the conversion of the aforementioned notes, $87,727 will be offset against 4% demand notes, including interest issued to VCVC, LLC during the year ended December 31, 2018.

All convertible notes payable from Vincent L. Celentano and his related entities will no longer be considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer has an affiliation with the Company.

NOTE 7 – NOTE PAYABLE – CONVERTIBLE

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC (“PDQ Note”) for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum, then the holder shall be entitled to request an increase in the Interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. As of December 31, 2018 and 2017, principal balance on this note was $293,524 and $300,000, respectively. As of December 31, 2018 and 2017 accrued interest amounted to $66,558 and $46,027, respectively.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 7 – NOTE PAYABLE – CONVERTIBLE (CONTINUED)

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable evenly towards interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The interest on the Note shall be 10% for the remaining life of the subject loan. However, if the Company enters into any additional agreements obligating itself to pay interest in excess of 10% per annum, the Company shall timely notify Lender, and shall provide copies of any such obligation. In that event, the interest rate for the Note and this Amendment shall be changed to equal interest being paid under the other obligations. The Company has begun making monthly payments but is not current as required by the extension and is therefore in default under this agreement. As a result, the Company has classified this not as a current liability. Additionally, as a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the year ended December 31, 2018 in the amount of $90,061. On January 18, 2019, the Company entered into two convertible notes bearing an interest rate of 15%. Under terms of the PDQ Note the rate of interest on the note will be increased to 15% effective January 18, 2019.

Interest expense for the Company’s convertible notes payable for the years ended December 31, 2018 was $26,842 compared to $20,942 during the year ended December 31, 2017.

NOTE 8 – NOTES PAYABLE

On December 11, 2017, Basalt America entered into a promissory note with E Pay Funding in the amount of $30,000. The promissory note bore an interest rate of 10% per annum and matured on March 11, 2018. On February 16, 2018, the Basalt America fully repaid this note plus $690 of accrued interest. The prepayment did not have a penalty associated with it.

Interest expense for the Company’s notes payable for the years ended December 31, 2018 was $369 compared to $321 during the year ended December 31, 2017. Accrued interest for the Company’s notes payable at December 31, 2018 and 2017 was $0 and $321.

On March 19, 2018, the Company entered into a Demand Revolving Credit Line (“Credit Line”) with EAC, an entity owned by its former Chairman and CEO. Under the Credit Line, the Company may borrow up to $100,000 at a simple interest rate of 5% per annum for its operating needs. There are no minimum borrowing requirements, the Company may “revolve” the credit as often as it likes, and either party may terminate the Credit Line at any time. All amounts outstanding under the Credit Line are due on demand from EAC.

On March 28, 2018, the Company borrowed $50,000 under the credit line from EAC. On September 19, 2018, EAC granted the Company an initial extension until October 15, 2018, since extended through May 1, 2019 to repay the Demand Note originally called on April 13, 2018. Upon the resignation of Edward A. Cespedes, EAC issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount was not paid by the Company upon demand from EAC. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension. At December 31, 2018, the credit line has a balance of $50,000 and accrued interest of $2,500.

During the three months ended December 31, 2018, the Company issued unsecured, 4%, demand promissory notes to EAC totaling $15,900 which were not part of the Credit Line. As of December 31, 2018, the Company repaid these notes. At the time of repayment, these notes had accrued interest in the amount of $60 which was forgiven by EAC.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 9 – NOTES PAYABLE – RELATED PARTY

On May 25, 2017, the Company received $10,000 in the form of a demand note from Vincent L. Celentano (a former director (resigned January 24, 2019) and former Chief Executive Officer). The note is payable on demand and has accrued interest of $1,122 and $422 as of December 31, 2018 and 2017, respectively.

On June 2, 2017, the Company received $5,000 in the form of a demand note from Vincent L. Celentano (a former director (resigned January 24, 2019) and former Chief Executive Officer). The note is payable on demand and has accrued interest of $553 and $203 as of December 31, 2018 and 2017, respectively.

On August 9, 2017, the Company was issued a $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement (‘the Note”) with CAM Group of Florida, LLC (a company controlled by a current director) in the amount of $200,000 with a due date of November 9, 2017. The note was issued in exchange for third-party payments in that amount. The Note bears interest at a rate of 10% per annum and is secured by all accounts, equipment, general intangibles, inventory and other collateral of the Company. On November 27, 2017, the Company was granted an extension to December 31, 2017. The Note was extended with no penalty and all original terms remain in place. On December 31, 2017, the lender granted the Company another extension to February 28, 2018. The Note was extended with no penalty and all original terms remain in place. On March 19, 2018, the Note was amended to be a “demand” note. CAM Group of Florida, LLC agreed to amend the Note with no penalty and all original terms remain in place. The principal amount of $200,000 was converted into shares of common stock effective August 16, 2018. Accrued interest in the amount of $20,329 as of that date was forgiven by CAM Group of Florida, LLC. At December 31, 2017 this note had accrued interest of $7,890.

During the year ended December 31, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of December 31, 2018, these notes had accrued interest of $10,252.

During the year ended December 31, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of restricted common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM.

Interest expense for the Company’s notes payable – related party for the year ended December 31, 2018 was $28,540 compared to $8,516 to the year ended December 31, 2017. Accrued interest for the Company’s notes payable-related party at December 31, 2018 and 2017 was $14,427 and $8,516, and another $22,568 of accrued interest in the year ended December 31, 2018 was forgiven and included in additional paid in capital.

All notes payable from Vincent L. Celentano and his related entities will no longer be considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer has an affiliation with the Company.

NOTE 10 – PURCHASE ORDER FINANCING - RELATED PARTY

On September 14, 2016, PayMeOn Brands, Inc. entered into a purchase order purchase and sale agreement with a related party through common ownership, whereby PayMeOn Brands sold $5,000 of current purchase orders in exchange for $4,000 cash. As a further inducement for purchaser to enter into the agreement as collateral security for any and all obligations owing by PayMeOn Brands to purchaser, PayMeOn Brands has granted to purchaser, as collateral security, a first lien security interest in all of PayMeOn Brands’ accounts created as a result of purchase orders financed or purchased by purchaser and all inventory. The Company recorded a $1,000 deferred finance charge on the date of issuance. As of December 31, 2016, the Company amortized all of the $1,000 deferred finance charge. As of December 31, 2018 and 2017, the Company had a balance outstanding of $4,000. As of December 31, 2018, the $4,000 was transferred to the parent company when the disposal of this subsidiary occurred. As of December 31, 2017, this amount was included in current liabilities of discontinued operations on the consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Under this agreement, for the year ended December 31, 2018, the Company recorded a salary expense of $49,932 compared to $175,000 for the year ended December 31, 2017. Accrued compensation at December 31, 2018 and 2017 was $271,354 and $468,922, respectively (See Note 14) and this is included in accrued expenses on the consolidated balance sheets. On March 19, 2018, our Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with the $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On September 13, 2018, the Company’s former chairman and chief executive officer, Edward A. Cespedes, forgave $77,780 of accrued vacation pay due him. Mr. Cespedes did not receive any compensation in return for the forgiveness.

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

Mr. Anderson is also eligible to receive an annual cash bonus of up to $26,780 in year one, $82,018 in year two and $150,557 in year three based upon the Company’s achieving certain target financial objectives. In addition, Mr. Anderson is eligible to receive annual grants of options to purchase shares of the Company’s common stock of up to 1,500,000 shares in year one, 2,500,000 shares in year two and 3,500,000 shares in year three based upon the Company’s achieving certain target financial objectives. Such option grants if earned will have an exercise price equal to fair market value of the Company’s common stock at the time they are granted.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operating Officer. There will be no additional compensation to Dave Anderson for these services.

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of December 31, 2018 and 2017, the Company had accrued $68,267 and $49,796, respectively of interest associated with the judgment.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

On October 22, 2015, the Company’s wholly owned subsidiary, HLM PayMeOn, Inc., entered into a sublease agreement with PDQ Auctions, LLC to lease retail premises located 2599 North Federal Highway, Fort Lauderdale, FL 33305. The premises are used to operate a retail electric hover board, bicycle and related product store under the Company’s “irideelectric” brand. The sublease is for an initial term of approximately five years at an initial monthly sum of $5,617 and an additional five-year term at a monthly sum of $5,899. As consideration for leasehold improvements, the Company issued PDQ Auctions, LLC a convertible note payable in the amount of $300,000 (See Note 7). During the year ended December 31, 2017 the Company vacated the location as it was unable to be used to support our retail operations as a result of a car accident in December 2016. In conjunction with the accident, the landlord informed the Company that it would no longer be expected to be responsible for amounts due under the lease from the time of the accident forward. Accordingly, we have not accrued any amounts due under the lease in our financial statements since the time of the accident. The Company is pursuing legal action against the driver, whom we believe was insured, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On March 31, 2017, the Company entered into a lease agreement for manufacturing and general office facilities located at 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311 for Basalt America. The facility is for approximately 12,921 square feet. The lease is for six separate six-month terms. The Company has elected to exercise its right to terminate the lease at the end of the term ending March 31, 2019. The Company has provided the landlord with 60-days’ notice prior to the end of the end of the most recent six-month term. Future minimum lease payments as of December 31, 2018 are approximately $11,520 per month during the first two months of 2019 of the lease and rise to approximately $12,450 for the third month of 2019.

On January 31, 2019, the Company, through its wholly-owned subsidiary Basanite Industries, LLC, entered into a Commercial Lease Agreement with Camton, LLC, a Florida limited liability company pursuant to which the Company’s subsidiary has agreed to lease approximately 25,470 square feet of office and manufacturing space at 2041 NW 15th Avenue, Pompano Beach, Florida 33069.

The commencement date of the lease is on or about February 1, 2019. The Company intends to move its corporate headquarters to the premises at such time. The term of the lease is for five years. The Company’s subsidiary’s base rent obligation is approximately $23,595 per month during each of the first two years of the lease and increases approximately three percent annually for each of the three years of the remaining term of the lease. The aggregate gross base rent payments for the five-year term of the lease are $1,467,692. The Company’s subsidiary has one option to renew for an additional five-year term, which must be exercised by written notice at least one hundred and twenty days prior to the end of the term. The Company also has first right of refusal on adjacent space to this current location.

The lease contains customary default provisions allowing the Landlord to terminate the lease if the Company fails to remedy a breach of any of its obligations under the lease within specified time periods, or upon bankruptcy or insolvency of the Company. The lease also contains other customary provisions for real property leases of this type. The effective date of the lease is January 15, 2019, however the lease was not fully executed and delivered until January 31, 2019.

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $1.06 million, respectively, as of February 1, 2019. The Company is recording these at present value, in accordance with the standard, using a discount rate of 15% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be straight line amortized over the life of the expected lease term. For the expected term of the lease the Company will use the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $37,000 as of January 1, 2019. Any difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard is not expected to materially impact our consolidated net earnings and had no impact on cash flows.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

First Amendment to License Agreement Between Basalt America and RAW Energy Materials Corp. and RAW LLC (Continued):

As of December 31, 2018 and 2017, $3,900 and $388, respectively, was due under the percentage of gross sales obligations to RAW or its affiliates.

On April 18, 2018, Basalt America and the Company received a letter from counsel representing RAW LLC providing formal notice that Basalt America and the Company had breached and/or violated several sections of its license agreement and amendments, and that RAW LLC was immediately terminating all agreements and amendments. The Company does not believe it is in breach of its agreements and was working towards reaching an amicable solution, however always prepared to litigate if necessary. See Legal Matters below in Note 11.

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

As of December 31, 2018, the Company has not recorded the remaining $400,000 per the post-closing letter agreement as they have neither taken delivery or paid for the remaining rebar machines owed to them under this agreement. As a result, the Company had an off-balance sheet commitment of $400,000 payable to RAW. The Company has paid $1,200,000 of the $1,600,000 for additional rebar machines and reflected those amounts on the Company’s consolidated balance sheet as a deposit on equipment. As of December 31, 2018, as a result of the failure to amicably settle any and all disagreements with RAW, the Company has written off or impaired the following amounts; $1,200,000 in deposits paid towards machinery and equipment that were never received, $60,000 for deposits on materials that have not been received, impaired $395,742 in net machinery and equipment as the Company determined the machinery and equipment purchased and received was in poor condition and could not manufacture and produce the rebar in accordance with Company and industry standards. as well as inventory obsolescence of $240,121 as the inventory received and paid for in the initial purchase from RAW was in poor condition and unable to be sold. Due to the fact that the Company has written off the deposits paid under this agreement, and does not expect these amounts to be recoverable, the Company no longer considers itself to have an off-balance sheet commitment. The obligations, as originally agreed, are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd & 4th Qtr 2017and 2018- partially met

See Legal Matters below in Note 11.

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, which will have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. Operations have commenced during the fourth quarter of 2017. The Company owns 55.3% of the joint venture and the investors own 44.7% of the joint venture. Through December 31, 2018, the Company entered into term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory. The non-controlling interest as of December 31, 2018 and 2017 was $225,015 and $224,475, respectively.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Territory Joint Ventures (Continued)

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

During the year ended December 31, 2017 the Company formed Basalt America Territory 2, LLC, which will have the exclusive rights to manage sales for Rhode Island. As of the date of this report, the Joint Venture has not commenced formal operations (no definitive documentation, nor operating agreement have been executed) and is inactive. If and when the Joint Venture commences operations, it is expected that the Company will own 50% of the Joint Venture.

Other

During the year ended December 31, 2018, the Company terminated eleven separate consulting agreements. At the time of termination, the Company had no further obligations for payments of any kind and there were no termination payments due.

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

On December 15, 2016, a third-party driver drove his car through the company’s retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The city of Fort Lauderdale declared the building an unsafe structure, and the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted our ability to sell to and service our customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The company is presently in suit for all damages suffered. The court has ordered that a mediation take place no later than April 7, 2019. The case is set for a jury trial and is set on the three-week trial docket beginning June 10, 2019.

While the Company is optimistic of a recovery, there can be no assurances as to the result of the suit.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters (Continued)

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials, Corp, v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement, and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an initial agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials has recently amended the case to add a count under the Florida consumer protection statute and the Company has requested an immediate dismissal, that motion to dismiss will be heard on March 27, 2019. Rockstar likewise anticipates bringing a counterclaim against RAW Materials and may also attempt to pursue a similar claim against RAW Materials principal, Don Smith. Notwithstanding the foregoing, the Company and all the defendants does intend to seek a favorable out of court settlement. Given the current state of the evidence it is impossible to estimate the potential value of RAW Materials claim; however, to date, little to no evidence has been produced to support the claim and the Company and all the defendants believes that its counterclaim will off-set any potential recovery by RAW Materials.

The Company, during the years ended December 31, 2018 and 2017, feels that it did comply with the license agreement, first amendment to the license agreement and the post-closing letter agreement (“the Agreements”) in all material respects and determined to continue to honor the language and acts as required under the Agreements throughout the remainder of 2018. The Board of Directors of the Company have met and have decided that the Company had acted in good faith and to appropriately honor the Agreements, despite RAW Materials and their affiliated entities not honoring their commitments under the Agreements. As part of complying with the Agreements, the Company properly accrued obligations related to the Agreements on its books, including continuing to accrue amounts due under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC as well as commissions on sales.

As of December 31, 2018, the Company’s Board of Directors and management have concluded that an amicable resolution or settlement of disputes between the parties will not be forthcoming as the lawsuit has been filed. As a result of the circumstances of the dispute as of the end of the year, the Company has decided to impair all assets related to all agreements and amendments with RAW Materials and its affiliates, and to cease all accruals of amounts owed under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC, as well as the cessation of commissions on sales of the Company. The Company is continuing to try to resolve this dispute with Raw Materials without going to trial, however it believes that it would prevail if this case does proceed to trial.

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

On December 10, 2018, the Company withdrew the complaint against BCD and will no longer pursue legal action to attempt to collect this debt. The Company believes that the ongoing efforts to collect the subject debt would cost significantly more than its value, and therefore has recognized this as a bad debt expense as of December 31, 2018.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001. The designations and attributes of the preferred stock are subject to the future determination by the Company's board of directors. The Company has not issued any preferred shares.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001. The Company has 154,202,008 and 128,305,800 shares issued and outstanding as of December 31, 2018 and 2017, respectively.

Calendar Year 2018

Effective April 22, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on the effective date, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has commenced making the $5,000 per month payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument is reflected as a material modification in the amount of $90,061 in the Company’s consolidated statement of operations in the year ended December 31, 2018. Due to the fact that the Company is in default with regards to monthly payments, it has classified this note as a current liability. The Company is working with the noteholder, attempting to remedy this default.

On August 15, 2018, RVRM converted $90,000 principal amount of notes outstanding for 1,200,000 restricted common shares of the Company’s common stock ($0.075 per share). Ronald J. LoRicco, Sr., a member of our board of directors is the manager of RVRM.

On August 16, 2018, CAM Group of Florida, LLC converted $200,000 principal amount of notes outstanding for 2,666,667 restricted shares of the Company’s common stock ($0.075 per share). Frank Monti, Sr., a member of our board of directors is an officer of CAM Group of Florida, LLC. As part of this agreement, associated accrued interest at the time of conversion, in the amount of $20,329 was forgiven by the noteholder.

On August 22, 2018, EAC returned 500,000 common shares to the Company’s treasury account. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Neither EAC nor Mr. Cespedes received any compensation for the return of the shares.

During the year ended December 31, 2018, the Company issued 17,754,966 restricted common shares to accredited investors for total proceeds of $1,470,240 ($0.05 to $0.30 per share). In addition, the accredited investors received five-year warrants to acquire 562,500 shares at $0.40; 562,500 shares at $0.60; 400,000 shares at $0.50; 350,000 shares at $0.15 per share and 8,000,000 shares at $0.075.

During the year ended December 31, 2018, the Company issued 4,500,000 restricted common shares under consulting agreements.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

On June 29, 2017, a related party converted $368,366 of convertible notes issued from 2014 to 2016 to 2,248,620 restricted common shares. The dollar amount included $323,048 of principal and $45,318 of accrued interest.

On September 22, 2017, the Company issued a total of 200,000 restricted common shares in conjunction with an extension of a $300,000 principal amount Convertible 7% per annum Note with an original maturity date of September 22, 2017. The maturity date was extended to April 22, 2018. The interest rate on the Note was increased to 10% per annum. The shares were valued at $72,000 ($0.38 per share) at time of issuance. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 restricted common shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s quarter ended December 31, 2017.

During the year ended December 31, 2017, the Company sold a total of 9,446,938 restricted common shares to accredited investors, including related parties, for proceeds of $2,176,180 (at an average of $0.23 per share).

During the year ended December 31, 2017, the Company issued 3,730,000 shares of restricted common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

NOTE 13 – OPTIONS AND WARRANTS

Stock Options:

The following tables summarize all options and warrant grants to consultants for the year ended December 31, 2017 and December 31, 2018 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2016	4,207,181	$0.49	$—
Granted	1,560,000	0.25	—
Exercised	(167,181)	(0.10)	—
Expired	—	—	—
Balance at December 31, 2017	5,600,000	$0.43	$741,600
Granted	—	—	—
Cancelled	(3,012,500)	(0.51)	—
Exercised	—	—	—
Expired	—	—	—
Balance at December 31, 2018	2,587,500	$0.35	$—

Fiscal year 2018

On April 16, 2014, the Company granted options to purchase 167,181 shares of its common stock to consultants at an exercise price of $.10 per share. The options vest immediately. The options were set to expire on April 16, 2017. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of .87%, an expected life of years. On April 4, 2017, a consultant exercised stock options of 167,181 with an exercise price of $0.10 for $16,718.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 13 – OPTIONS AND WARRANTS

Stock Options (Continued):

For the year ended December 31, 2018, no options were issued by the Company. On September 17, 2018, the former CEO of the Company canceled his 1,000,000 options granted to him on February 25, 2016. On October 9, 2018, two consultants relinquished rights to vested stock option to purchase a total of 2,000,000 shares of Company stock for a strike price of $0.51 per share. No compensation was received in connection with this action. On December 7, 2018, an employee was terminated and their unvested options were cancelled.

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

During the year ended December 31, 2018 and 2017 total stock option expense amounted to $6,331 and $207,956, respectively.

As of December 31, 2018 and 2017, there were 4,600,000 and 2,587,500, respectively of stock options issued, net of cancellations. Of the options issued, 5,035,000 were vested as of December 31, 2018 and 4,497,500 were vested as of December 31, 2017.

Stock Warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	—	$—	—
Granted	5,650,000	0.46	—
Exercised	—	—	—
Expired	—	—	—
Balance at December 31, 2017	5,650,000	$0.46	—
Granted	12,375,000	0.14	—
Exercised	—	—	—
Expired	—	—	—
Balance at December 31, 2018	18,025,000	$0.24	$—

Fiscal year 2018

On August 16, 2018, the Company appointed David Anderson its Interim Chief Executive Officer and Interim Principal Financial Officer. In conjunction with the appointment, the Company issued 1,000,000 warrants to purchase at a strike price of $0.1235 per share. The warrants were immediately vested at time of issuance and have a five-year life. The Company valued these warrants at $142,979 and this amount will be recognized over the six-month term of the contract.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 13 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants (Continued):

On September 23, 2018, the Company further issued 1,500,000 to David Anderson, Interim Chief Executive Officer and Interim Principal Financial Officer for additional services provided. The five-year warrants had a strike price of $0.1235. The Company valued these warrants at $154,952 and will be recognized over the life of the warrants.

During the year ended December 31, 2018, a total of 9,875,000 warrants were issued to investors as a stock purchase incentive with an average grant price of $0.43 and a five-year term. 350,000 warrants were issued at $0.15, 562,500 at $0.40, 400,000 at $0.50, 562,500 at $0.60 and 8,000,000 at $0.075.

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

During the year ended December 31, 2018 and 2017 total stock warrant expense amounted to $126,897 and $0, respectively.

NOTE 14 – RELATED PARTIES

On August 15, 2011, the Company entered into an employment agreement with its then Chief Executive Officer. The agreement was for a period of one year and was to remain in effect until either party notified the other not to further extend the employment period, provides for an annual base salary totaling $250,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $50,000 in total. On July 18, 2014, the Company’s Chief Executive Officer forgave $326,727 of accrued payroll and amended his employment agreement to reduce his base salary by 30% and eliminated his guaranteed bonus of $50,000 per year. On April 13, 2018, Edward A. Cespedes resigned as the chairman and chief executive officer of our Company and all our subsidiaries. For the year ended December 31, 2018 the recorded Chief Executive Officer salary expense was $49,932 compared to $175,000 for the year ended December 31, 2017. Accrued compensation at December 31, 2018 and 2017 was $271,354 and $468,922, respectively (See Note 11) and is included in accrued expenses on the consolidated balance sheets. On March 19, 2018, our then Chairman and CEO agreed to forgive $200,000 of accrued payroll due and payable to him along with $15,300 of accrued payroll taxes on this amount. Our Chairman and CEO received no compensation of any kind in return for the forgiveness.

On April 5, 2017, the Company issued 250,000 shares of restricted common stock to a newly appointed Director. The Company valued the shares at $62,500, the value of the common stock on the date of the agreement.

On May 4, 2017, the Company sold a total of 170,000 shares to a related party for proceeds of $42,500 ($0.25 per share).

On November 14, 2017, the Company sold a total of 1,520,000 shares to related parties to current management and directors for proceeds of $380,000 ($0.25 per share). In addition, the related parties received five-year warrants to acquire 760,000 shares for a strike price of $0.40 and five-year warrants to acquire 760,000 shares for a strike price of $0.60 per share.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 14 – RELATED PARTIES (CONTINUED)

On April 4, 2018, the Company entered into four extension agreements for its four convertible notes payable due to a related party with a net principal balance of $290,273, which is net of offsets. These notes were extended through December 31, 2018. These notes were previously extended on August 7, 2017 when the note holder agreed to extend the notes through March 31, 2018. On April 4, 2018 the note holder agreed to extend the notes through December 31, 2018. On March 14, 2019, noteholders including the Company’s former chairman and chief executive officer converted their convertible notes payable - related parties with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On April 13, 2018, upon the resignation of Edward A. Cespedes, EAC, the personal holding company of our former chairman and chief executive officer, Mr. Cespedes issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount has not been paid as of the date of filing. As of June 21, 2018, the Company had failed to repay amounts due EAC, and was in default. On June 21, 2018, EAC waived the default and granted the Company an extension of time to make repayment to July 15, 2018. The Company did not make payment by the expiration of the extension issued by EAC. On July 24, 2018, EAC granted the Company another extension to August 31, 2018. On September 19, 2018, EAC waived the default and granted the Company an extension of time to make repayment to October 15, 2018. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension. As of December 31, 2018, this demand note had accrued interest of $2,500. On January 15, 2019, EAC granted the Company an extension on this loan until March 15, 2019. On March 7, 2019, EAC granted the Company an extension on this loan until May 1, 2019.

On April 14, 2018, the Company entered into a consulting agreement with EAC. EAC is the personal holding company of our former chairman and chief executive officer, Edward A. Cespedes. Under the agreement EAC will provide the Company with general corporate and other services at the direction of the Board of Directors. The agreement is for a period of twelve months and can be terminated by either party with written notice. The agreement contains standard representations, warranties, and indemnifications from EAC and the Company. Mr. Cespedes has no executive authority under the agreement. Compensation under the agreement is flexible. The agreement sets target compensation for EAC at $15,000 per month and allows for the Company to pay EAC less based on its financial wherewithal at any given time. The agreement also contains customary terms, including reimbursement for certain health and business-related expenses. As of December 31, 2018, the Company had accrued fees payable to EAC of $42,500.

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

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operating Officer. There will be no additional compensation to Dave Anderson for these services.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 14 – RELATED PARTIES (CONTINUED)

On September 27, 2018, the Company received $50,000 for the purchase of 666,667 restricted common shares ($0.075 per share) received from a related party (RVRM). The shares were issued on November 2, 2018.

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

During the year ended December 31, 2018, the Company issued unsecured, 4% percent, demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of December 31, 2018, these notes had accrued interest of $10,252.

During the three months ended December 31, 2018, the Company issued five unsecured, 4% percent, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of restricted common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM.

All notes payable and convertible notes payable from Vincent L. Celentano and his related entities will no longer be considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer has an affiliation with the Company.

See Note 6 for Convertible Notes Payable Related Party, Note 11 for Commitments involving Related Parties and Note 13 for issuance of stock options to related parties.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share).  The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

NOTE 15 – CONCENTRATIONS

For the year ended December 31, 2018, one customer amounted to 89% of product sales from continuing operations. For the year ended December 31, 2017, one customer amounted to 93% of product sales from continuing operations.

Concentration risks for discontinued operations have not been reflected as the Company does not consider this risk to be material to the Company any longer.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 16 – SUBSEQUENT EVENTS

Common Stock and Equity

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

On February 14, 2019, the Company received a $100,000 investment from a related party. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On February 25, 2019, the Company received a $100,000 investment from an accredited investor. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On February 27, 2019, the Company received a $50,000 investment from one of the Company’s directors. In consideration for the investment, the Company issued 1,000,000 restricted common shares for a price of $0.05 per share and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $0.075 per share.

On February 28, 2019, the Company received a $100,000 investment from an accredited investor. In consideration for the investment, the Company issued 1,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $0.075 per share.

On March 4, 2019, the Company issued 5,000,000 five-year warrants, to consultant, Richard Krolewski. The warrants have a strike price of $0.1235 per share. The Company has calculated a value of $594,692 using the Black-Scholes valuation model and will recognize this cost over a period of five years. The Company intends to name Mr. Krolewski Chief Executive Officer in April 2019.

On March 11, 2019, the Company received a total of $100,000 investment from two accredited investors. In consideration for the investment, the Company issued 2,000,000 restricted common shares, collectively, at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 14, 2019, the Company received a $100,000 investment from an accredited investor. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 14, 2019, noteholders including the Company’s former chairman and chief executive officer converted their convertible notes payable - related parties with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On March 15, 2019, the Company received a total of $100,000 investment from one of the Company’s Directors, Paul M. Sallarulo. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

Common Stock and Equity (Continued)

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operating Officer. In consideration for the investment, the Company issued 500,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share.

On March 22, 2019, the Company received a total of $100,000 investment from two accredited investors. In consideration for the investment, the Company will issue 2,000,000 restricted common shares, collectively, at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share. As of this report date the shares have not been issued.

Corporate

On January 24, 2019, Vincent L. Celentano submitted notice of his resignation as a member of the Board of Directors of the Company, effective immediately. Mr. Celentano was not a member of any committee of Board. Mr. Celentano’s resignation was not as a result of any disagreement with the Company, the Board, or the Company’s independent auditor. A copy of Mr. Celentano’s resignation letter was attached to Form 8-K Current report filed on January 30, 2019. As a result of this resignation, all notes payable and convertible notes payable from Vincent L. Celentano and his related entities will no longer be considered related party debt effective January 24, 2019.

On January 31, 2019, the Company, through its wholly-owned subsidiary Basanite Industries, LLC, entered into a Commercial Lease Agreement with Camton, LLC, a Florida limited liability company pursuant to which the Company’s subsidiary has agreed to lease approximately 25,470 square feet of office and manufacturing space at 2041 NW 15th Avenue, Pompano Beach, Florida 33069. The commencement date of the lease is April 1, 2019. The Company intends to move its corporate headquarters to the premises at such time. The term of the lease is five years. The Company’s subsidiary’s base rent obligation is approximately $23,595 per month during each of the first two years of the lease and increases approximately three percent annually for each of the three years on the remaining term of the lease. The aggregate base rent payments for the five-year term of the lease are $1,176,349. The Company’s subsidiary has one option to renew for an additional five-year term, which must be exercised by written notice at least one hundred and twenty days prior to the end of the term.

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operating Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operating Officer. There will be no additional compensation to Dave Anderson for these services.

On February 11, 2019, Michael V. Barbera was appointed as a member of the Board of Directors of Basanite, Inc. Mr. Barbera has not been appointed to any committees of the Board of Directors as of the date of this filing.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share).  The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

Notes Payable

On January 15, 2019, EAC granted the Company an extension to the due date of its demand note in the amount of $50,000 that was converted from the line of credit, established on April 13, 2018, until March 15, 2019, and then again on March 7, 2019 until May 1, 2019.

On February 8, 2019, the Company issued two 90-day promissory notes, one to an accredited investor in the amount of $80,000, and a second to a Related Party in the amount of $80,000 (as noted below). The notes have a maturity date of May 10, 2019 and an interest rate of 15% per annum.

Related Party Transactions

On January 18, 2019, the Company entered into secured convertible promissory note agreements with a related party in the amount of $50,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the note could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share If the notes are converted, the Related Party is entitled to receive 5-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note.

On February 8, 2019, the Company issued a 90-day promissory note to a Related Party investor in the amount of $80,000. The note has a maturity date of May 10, 2019 and an interest rate of 15% per annum.

On February 14, 2019, the Company received a $100,000 investment from a related party in consideration for 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share (as noted above).

On February 27, 2019, the Company received a total of $50,000 investment, from one of the Company’s directors in consideration for restricted common shares and cash warrants.

On March 14, 2019, noteholders including the Company’s former chairman and chief executive officer converted their convertible notes payable - related parties with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On March 15, 2019, the Company received a total of $100,000 investment from one of the Company’s Directors, Paul M. Sallarulo. In consideration for the investment, the Company issued 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operating Officer. In consideration for the investment, the Company issued 500,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share.

Secured Convertible Promissory Note

On January 18, 2019, the Company entered into secured convertible promissory note agreements with two accredited investors in the amount of $70,000 ($50,000 of which is to a related party, as noted above). The notes have a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the notes are converted, the investors are entitled to receive 5-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note.