Form 10-K/A
period 2018-12-31
BASANITE, INC.
filed 2019-04-09
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

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

855-232-3282

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

BASANITE, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is filed solely to amend and restate Item 12 in Part III of the Form 10-K for the fiscal year ended on December 31, 2018, which was filed on March 28, 2019 (the “Form 10-K”), in order to correct certain numbers in the Security Ownership of Certain Beneficial Owners table. No other changes to the Form 10-K are included in this Amendment No. 1 other than as described above. This Amendment No. 1 does not modify or update any financial or other disclosures presented in the Form 10-K other than as noted above, and does not reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K, which provides information as of the date thereof.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 27, 2019, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 2041 NW 15th Avenue, Pompano Beach, Florida 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on common stock outstanding as of 170,412,993 as of March 27, 2019, together with an aggregate 20,903,333 shares of securities exercisable or convertible into shares of common stock within sixty (60) days of March 27, 2019 for each stockholder and allocated to each stockholder as set forth in such stockholder’s respective footnote.

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership	% of Class
Ronald J. LoRicco, Sr. (1)	31,916,667	18.25%
Vincent L. Celentano (2)	27,497,524	15.86%
Edward Cespedes (3)	10,501,142	6.16%
RAW LLC	10,000,000	5.87%
Yellow Turtle Design, LLC	10,000,000	5.87%
Paul Sallarulo (4)	5,843,493	3.38%
Michael V. Barbera (5)	6,003,333	3.47%
Rich Krolewski (6)	5,000,000	2.85%
Dave Anderson (7)	3,500,000	2.02%
CAM Group of Florida, LLC (8)	3,366,667	1.97%

Totals	113,619,826	59.39%

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

(2)

Includes shares held by Mr. Celentano directly and by two companies of which he is the 100% owner and manager, Celentano Consulting Company, LLC and VCVC, LLC.  Also includes 1,920,000 shares of common stock issuable upon exercise of  warrants.   Half of the shares are exercisable at $0.40 per share and the other half at $0.60 per share.  Includes  1,000,000 shares of common stock issuable upon exercise of common stock purchase options, held in the name of Mr. Celentano and are exercisable at $0.51 per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 9, 2019.

Basanite, Inc.

By:	/s/ Dave Anderson
Dave Anderson
Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated February 17, 2011	8-K	3/21/11	2.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.5	Bylaws	S-1/A	12/8/11	3.5
3.6	Agreement and plan of merger between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
3.7	Articles of Merger	8-K	12/12/18	3.1
10.1	Indemnification Agreement	8-K	2/18/11	10.1
10.2	Sublease Agreement	8-K	10/28/15	10.2
10.3	Employment Agreement with Edward Cespedes	8-K	8/15/11	10.1
10.4	Agreement with Adility, Inc.	S-1/A	12/8/11	10.7
10.5	Form of Secured Convertible Promissory Note	8-K	1/3/13	10.1
10.6	Form of General Security Agreement	8-K	1/3/13	10.2
10.7	WCIS Asset Purchase Agreement effective April 1, 2013	DEF 14A	3/19/13
10.8	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC	8-K	7/22/14	10.1
10.9	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC	8-K	7/22/14	10.2
10.10	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014	8-K	7/22/14	10.3
10.11	Form of Non Exclusive Dealer Agreement with Prodeco Technologies LLC	10-K	3/26/15	10.12
10.12	Form of 7% Unsecured 12 Month Promissory Note issued by Prodeco Technologies, LLC in Favor of Paymeon, Inc.	10-K	3/26/15	10.13
10.13	Unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	8-K	10/28/15	10.1
10.14	License Agreement entered on December 11, 2016 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.1
10.15	First Amendment to License Agreement entered into on January 5, 2017 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.2
10.16	Operating Agreement of Basalt America Territory 1, LLC	10-K	7/17/18	10.16
10.17	Consulting agreement dated August 8, 2018 with David Anderson to become Interim Chief Executive Officer	10-Q	11/8/18	10.1
10.18	Letter of resignation Ed Cespedes	10-K	7/17/18	10.18
10.19	Membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC d/b/a Basalt America	10-K	7/17/18	10.19
10.20	3-year extension to unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	10-K	7/17/18	10.20
10.21	Consulting Agreement with BK Consulting, LLC	10-K	3/28/19	10.21

10.22	Form for all Notes payable related party convertible notes	10-K	7/17/18	10.23
10.23	Related party 7% unsecured promissory note dated January 20, 2015 in the principal amount of $75,000 from Prodeco Technologies, LLC	10-K	7/17/18	10.24
10.24	Related party $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement with CAM Group of Florida, LLC dated August 9, 2017	10-K	7/17/18	10.25
10.25	Non-interest bearing demand note from a related party dated May 25, 2017 in the amount of $10,000	10-K	7/17/18	10.26
10.26	Non-interest bearing demand note from a related party dated June 2, 2017 in the amount of $5,000	10-K	7/17/18	10.27
10.27	Employment agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.1
10.28	First amendment to Employment Agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.2
10.29	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
10.30	Commercial Lease agreement between Basanite Industries LLC and CAMTOM, LLC	8-K	1/31/19	10.1
10.31	Letter of resignation Vincent L. Celentano	8-K	1/24/19	99.1
10.32	Extension agreement of four convertible notes payable due to a related party with a net principal balance of $290,273 dated April 4, 2018 with new due date of December 31, 2018	10-Q	9/27/18	10.1
10.33	Second amendment to PayMeOn, Inc. convertible promissory note dated October 22, 2015 with Mark Lechter and Scott Balson	10-Q	9/27/18	10.2
10.34	Form of 4% Demand Note(s) with VCVC, LLC totaling $152,500 dated May 9, 2018 through June 19, 2018	10-Q	9/27/18	10.3
10.35	Form of the five unsecured, 4% percent, ninety-day promissory notes issued to RVRM Holdings, LLC totaling $90,000	10-Q	9/27/18	10.4
10.36	Conversion of $378,000 debt plus accrued interest held by Vincent Celentano (et. al.) converted to equity	10-K	3/28/19	10.36
10.37	Form of Subscription Agreement used in connection with September 2018 through March 2019 private placement.	10-K	3/28/19	10.37
10.38	Form of Common Stock Warrant used in connection with September 2018 through March 2019 private placement.	10-K	3/28/19	10.38
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company	10-K	3/28/19	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
32.1	Certification Pursuant to Section 1350	10-K	3/28/19	32.1
101.INS	XBRL Instance Document	10-K	3/28/19	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/28/19	101.SCH
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	3/28/19	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/28/19	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/28/19	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/28/19	101.PRE