Form 10-Q
period 2019-03-31
BASANITE, INC.
filed 2019-05-10
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

(954) 532-4653

(Registrant’s telephone number, including area code)

_______________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 8, 2019
Common Stock, $0.001 Par Value Per Share	175,441,563

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$538,966	$121,831
Accounts receivable, net	—	883
Inventory	86,420	56,586
Prepaid expenses	36,497	83,177
Other current assets	98,000	24,000
TOTAL CURRENT ASSETS	759,883	286,477

Lease right of use asset	1,368,833	—
Fixed assets, net	49,696	23,700
Deposits	355,050	200,000
	1,773,579	223,700
TOTAL ASSETS	$2,533,462	$510,177

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,070,978	$1,002,238
Due to related party	—	3,422
Accrued expenses	575,261	633,047
Notes payable	321,965	—
Notes payable - related party	80,000	325,425
Note payable - convertible	311,024	293,524
Notes payable related party- convertible	50,000	290,273
Liability for stock to be issued	40,000	—
Lease liability - current portion	171,856	—
TOTAL CURRENT LIABILITIES	2,621,084	2,547,929

Lease liability - net of current portion	1,280,030	—
TOTAL LIABILITIES	3,901,114	2,547,929

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 173,412,993 and 154,202,008 shares issued and outstanding, respectively as of March 31, 2019 and December 31, 2018	173,413	154,202
Additional paid in capital	20,281,868	18,718,283
Accumulated deficit	(21,822,933)	(21,135,252)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) - CONTROLLING INTEREST	(1,367,652)	(2,262,767)
Non-controlling interest	—	225,015
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,367,652)	(2,037,752)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,533,462	$510,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Revenue
Products Sales - Rebar	$—	$78,280
Total revenue	—	78,280

Total cost of goods sold	—	78,441

Gross loss	—	(161)

OPERATING EXPENSES
Professional fees	151,863	33,388
Payroll and payroll taxes	66,267	96,994
Consulting	158,072	100,949
General and administrative	280,668	469,221
Bad debt expense	—	24,242
Total operating expenses	656,870	724,794

NET LOSS FROM OPERATIONS	(656,870)	(724,955)

OTHER INCOME (EXPENSE)
Gain on sale of a fixed asset	700	—
Interest on judgement	(4,555)	(4,555)
Interest expense	(26,956)	(18,307)
Total other income (expense)	(30,811)	(22,862)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND (LOSS) FROM DISCONTINUED OPERATIONS	(687,681)	(747,817)

(LOSS) FROM DISCONTINUED OPERATIONS	—	(8,240)

Net loss before provision for income taxes	(687,681)	(756,057)

Provision for income taxes	—	—

NET LOSS	(687,681)	(756,057)
Net (income) attributable to non-controlling interest	—	(243)
Net loss attributable to controlling interest	$(687,681)	$(755,814)

Net loss per share - basic and diluted
Continuing operations	$(0.004)	$(0.006)
Discontinued operations	$(0.000)	$(0.000)
Total	$(0.004)	$(0.006)

Weighted average number of shares outstanding - basic and diluted	154,882,684	129,091,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(687,681)	$(755,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	—	(243)
Bad debt expense	—	24,242
Amortization of lease right of use asset	83,051	—
Depreciation	1,559	9,767
Stock-based compensation	73,603	278,303
Amortization of license agreement	—	12,602
Changes in operating assets and liabilities:
Decrease in prepaid expense	46,680	16,676
(Increase) decrease in inventory	(29,834)	73,333
(Increase) decrease in accounts receivable	883	(81,666)
(Increase) in other current assets	(74,000)	—
Increase in accounts payable and accrued expenses	142,979	53,591
Net cash used in operating activities	(442,760)	(369,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(27,555)	(2,762)
Deposits on machinery and equipment	(155,050)	(200,000)
Net cash used in investing activities	(182,605)	(202,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(2,500)	—
Proceeds from notes payable - related party	80,000	50,000
Proceeds from convertible notes payable	20,000	—
Proceeds from convertible notes payable - related party	50,000	—
Proceeds from notes payable	80,000	—
Repayment of principal on notes payable	—	(30,000)
Proceeds from sale of common stock	815,000	475,741
Net cash provided by financing activities	1,042,500	495,741

NET INCREASE (DECREASE) IN CASH	417,135	(76,230)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,831	188,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$538,966	$112,508

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$2,500	$—

Supplemental disclosure of non-cash investing and financing activities:
Related party forgiveness of liabilities recorded as additional paid-in capital	$—	$215,300
Conversion of notes into common stock	$509,178	$—
Commons shares issued to acquire interest in joint venture	$502,500	$—
Recognition of lease liability and right of use asset at inception	$1,414,461	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

(UNAUDITED)

									Total
					Additional			Non-	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	(Deficit)
Balance December 31, 2017	—	$—	128,305,800	$128,306	$14,917,066	$(15,225,303)	$(500)	$224,475	$44,044
Stock-based compensation	—	—	—	—	278,304	—	—	—	278,304
Stock issued for cash	—	—	1,858,333	1,858	479,392	—	—	—	481,250
Related party forgiveness of debt	—	—	—	—	215,300	—	—	—	215,300
Subscription receivable	—	—	—	—	—	—	500	—	500
Net income (loss)	—	—	—	—	—	(755,814)	—	(243)	(756,057)
Balance March 31, 2018	—	—	130,164,133	130,164	15,890,062	(15,981,117)	—	224,232	263,341
Stock-based compensation	—	—	—	—	207,788	—	—	—	207,788
Stock issued for cash	—	—	579,966	$580	93,411	—	—	—	93,991
Shares issued for debt extension	—	—	274,575	275	89,786	—	—	—	90,061
Net income (loss)	—	—	—	—	—	(697,790)	—	595	(697,195)
Balance June 30, 2018	—	—	131,018,674	131,019	16,281,047	(16,678,907)	—	224,827	(42,014)
Shares issued to convert debt	—	—	3,866,667	$3,866.00	286,134	—	—	—	290,000
Stock-based compensation	—	—	4,500,000	4,500	675,040	—	—	—	679,540
Stock issued for cash	—	—	4,150,000	4,150	315,850	—	—	—	320,000
Shares cancelled	—	—	(500,000)	(500)	500	—	—	—	500
Related party forgiveness of debt	—	—	—	—	100,408	—	—	—	100,408
Net income (loss)	—	—	—	—	—	(1,182,010)	—	188	(1,181,822)
Balance September 30, 2018	—	$—	143,035,341	$143,035	$17,658,979	$(17,860,917)	$—	$225,015	$166,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

(UNAUDITED)

									Total
					Additional			Non-	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	(Deficit)
Balance September 30, 2018	—	$—	143,035,341	$143,035	$17,658,979	$(17,860,917)	$—	$225,015	$166,112
Stock-based compensation	—	—	—	—	495,471	—	—	—	495,471
Stock issued for cash	—	—	11,166,667	11,167	563,833	—	—	—	575,000
Net income (loss)	—	—	—	—	—	(3,274,335)	—	—	(3,274,335)
Balance December 31, 2018	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$—	$225,015	$(2,037,752)

									Total
					Additional			Non-	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	(Deficit)
Balance December 31, 2018	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$—	$225,015	$(2,037,752)
Shares issued to CEO ($0.05 per share)	—	—	500,000	500	24,500.00	—	—	—	25,000
Shares issued to convert debt	—	—	1,700,985	1,701	507,477.00	—	—	—	509,178
Stock-based compensation	—	—	—	—	73,603.00	—	—	—	73,603
Stock issued for cash	—	—	15,000,000	15,000	735,000.00	—	—	—	750,000
Stock issued to unwind Basalt Terr#1	—	—	2,010,000	2,010	223,005.00		—	(225,015)	—
Net loss	—	—	—	—	—	(687,681)	—	—	(687,681)
Balance March 31, 2019	—	$—	173,412,993	$173,413	$20,281,868	$(21,822,933)	$—	$—	$(1,367,652)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

On May 30, 2006 Basanite, Inc (formerly PayMeOn, Inc.), was organized as a Nevada corporation (the "Company" or “Basanite”).

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture (“Joint Venture”) with accredited investors for the management of Basalt America Territory 1, LLC, which had exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used as a deposit to purchase future inventory from May to August 2017. Operations commenced during the fourth quarter of 2017. The Company owned 55.3% of the Joint Venture and the investors own 44.7% of the joint venture.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying condensed consolidated financial statements.

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

On August 13, 2018, the Company formed Basanite Industries, LLC, a wholly-owned Delaware subsidiary.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(A) Organization (Continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2019 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, PayMeOn Brands, Inc, HLM PayMeOn, Inc., Basanite Industries, LLC, Xtreme Fat Tire Bike Holdings. LLC, Rockstar Acquisitions, LLC d/b/a Basalt America (“Basalt America”), and Basalt America Territory 1, LLC. As discussed in Note 4, the Company, effective September 30, 2018 disposed of HLM PayMeOn, Inc. and PayMeOn Brands, Inc. All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2019, the Company has an accumulated deficit of $21,822,933 a working capital deficiency of $1,861,201 and cash used in operations of $442,760 for the three months ended March 31, 2019. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

Post the acquisition of Basalt America and commencement of production related to the products the Company will require substantial additional investment in plant and equipment. As of December 31, 2018, as a result of the failure to amicably settle any and all disagreements with RAW, the Company had written off or impaired the following amounts; $1,200,000 in deposits paid towards machinery and equipment that were never received, $60,000 for deposits on materials that have not been received, impaired $395,742 in net machinery and equipment as the Company determined the machinery and equipment purchased and received was in poor condition and could not manufacture and produce the rebar in accordance with company and industry standards as well as inventory obsolescence of $240,121 as the inventory received and paid for in the initial purchase from RAW was in poor condition and unable to be sold. As a result of the impairment and the write-off of these amounts, the Company has suffered material operating losses and growing working capital deficiencies. These factors could have an effect on the Company’s ability to raise capital in the future. In addition, the Company will have to invest substantial sums in the creation of a sales and marketing program designed to introduce our products to the industry.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of March 31, 2019.

At March 31, 2019, the Company’s cash on deposit with financial institutions exceeded the total FDIC insurance limit of $250,000. To reduce its risk the Company evaluates at least annually the rating of the financial institution in which it holds its deposits.

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

(D) Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation.  The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. As of March 31, 2019 and December 31, 2018 the Company recorded $3,298 as an allowance for bad debts.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E) Inventories

The Company’s inventories consist of raw materials and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. As of December 31, 2018, the Company had recorded an allowance for the valuation of the inventory in an attempt to value the inventory at expected realizable sales value or to fully impair as in the case of obsolescence. Items were considered on an item by item basis to determine carrying value. Expected realizable sales value is intended to approximate market value whereas any type of market pricing valuation would be cost prohibitive.  The Company, however, does feel that some of the inventory has a realizable value although this inventory may remain on hand for a substantial period of time. The Company will continue to monitor these values and further impair, if necessary. As of December 31, 2018, the inventory cost was impaired by $240,121. During the three months ended March 31, 2019 there was no change in the valuation relative to impairment or inventory obsolescence.  The impaired inventory will only be used for non-engineered secondary reinforcement projects. The Company’s inventory at March 31, 2019 and December 31, 2018 was comprised of finished goods and raw materials as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
Finished goods inventory	$56,586	$56,586
Raw materials inventory	29,834	—
Total inventory, net of impairment	$86,420	$56,586

(F) Fixed assets

Fixed assets consist of machinery, modular offices, computer equipment, leasehold improvements and website costs which are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three to twelve years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of fixed assets and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

The Company has adopted the provisions of ASC 350-50-15, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. These assets are fully depreciated. During the year ended December 31, 2018, the Company recognized a loss on fixed asset impairment of $395,742.  During the three months ended March 31, 2019, there was no changes in fixed asset impairment.

Asset Category	Depreciation/ Amortization Period
Machinery and equipment	5 -12 Years
Website costs	5 Years
Computer equipment	3 Years
Buildings – other	20 Years

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) Fixed assets (Continued)

Fixed assets consist of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Computer equipment	$13,813	$13,813
Machinery, net of impairment	20,000	20,000
Buildings – other	27,555	—
Website development	24,775	24,775
Total	86,143	58,588
Accumulated depreciation	(36,447)	(34,888)
Balance	$49,696	$23,700

During the three months ended March 31, 2019, the Company purchased two modular office units, classified as Buildings – other, including shipping and installation for a total amount of $27,555 for use in its operations to be installed in its Pompano Beach, FL office.  As of March 31, 2019, these offices were not installed and therefore no depreciation was recorded.

During the three months ended March 31, 2019, the Company sold a small piece of equipment for $700.  The equipment had no book value and the $700 was recorded as other income as a gain on sale of a fixed assets in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2018, the Company disposed of $429,750 of assets and its accompanying accumulated depreciation, resulting in a loss on impairment of fixed assets of $395,472.  Depreciation expense for the three months ended March 31, 2019 and 2018 was $1,559 and $9,767, respectively.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(H) Revenue Recognition (Continued)

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows as it relates to revenue for Basalt America. The Company recorded revenue upon completion of the performance obligations and expects payment within 30 to 60 days of billing. All revenue for 2018 related to sales of rebar. The Company had no sales during the three months ended March 31, 2019.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. The Company has not recorded any liability for product warrantees for the three months and year ended March 31, 2019 and December 31, 2018.

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

	March 31, 2019	December 31, 2018
	(unaudited)
Dilutive shares not included in loss per share computation
Options	2,577,500	2,587,500
Warrants	38,525,000	18,025,000
Convertible shares	2,495,041	2,715,897
Total common share equivalents	43,597,541	23,328,397

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

(N) Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company prior to March 19, 2018 when they decided to dispose of the electric bicycles and apparel lifestyle brands segment to focus entirely on the concrete reinforcement products made from basalt fiber, which was disposed of on September 30, 2018, had three segments in 2017. As a result of this strategic shift and in accordance with ASC 205-20-45-1E has reclassified two of these segments as assets and liabilities of discontinued operations. Therefore, the Company only operates in one segment and has not presented segment reporting for the three months and year ended March 31, 2019 and December 31, 2018, respectively.

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

	March 31, 2019	December 31, 2018
	(unaudited)
Expected income tax (benefit) expense at the statutory rate of 24.63%	$(2,729,328)	$(2,559,952)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes) – permanent differences	138,213	136,870
Change in valuation allowance	2,591,115	2,423,082

Provision for income taxes	$—	$—

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(O) Income Taxes (Continued)

The components of deferred income taxes are as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Deferred income tax asset - related to stock-based compensation and impairment (permanent differences)	$756,064	$756,064
Net operating loss carryforwards	3,508,467	3,339,422
Valuation allowance	(4,264,531)	(4,095,486)
Deferred income taxes	$—	$––

As of March 31, 2019, the Company had a net operating loss carry forward of approximately $14,200,000. As of December 31, 2018, the Company had a net operating loss carry forward of approximately $13,500,000. All losses that occur after December 31, 2017, are available to offset future taxable income and do not expire. This results in deferred tax assets of approximately $3,500,000 and $3,300,000 as of March 31, 2019 and December 31, 2018, offset by a valuation allowance which was approximately $3,500,000 and $3,300,000 at March 31, 2019 and December 31, 2018, respectively. The change in the valuation allowance from March 31, 2019 over December 31, 2018 was an increase of approximately $100,000. Tax returns for the last three years are subject to examination by the Internal Revenue Service.

As a result of the Hyperlocal acquisition in 2011 and Basalt America in 2017 and the corresponding change in ownership, the Company’s NOL’s are subject to a Section 382 limitation.

(P) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in condensed consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $0 and $540 for the three months and year ended March 31, 2019 and December 31, 2018, respectively are included in the condensed consolidated financial statements.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying condensed consolidated financial statements. As a result of this unwinding, Basalt America Territory 1, LLC was fully consolidated into Basalt America and prior amounts eliminated as non-controlling interest were classified as additional paid in capital.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company has adopted this standard and realized no material impact of the adoption of ASU 2018-07 on its condensed consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. The Company has adopted this standard effective January 1, 2019 using the modified retrospective model. Discussion of the impact of this standard is included in Note 5 – Operating Lease.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

NOTE 4 – DISCONTINUED OPERATIONS

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

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

BASANITE, INC. AND SUBSIDIARIES

STATEMENT OF DISCONTINUED OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$—	$16,460
Cost of goods sold	—	24,700

Gross (loss)	—	(8,240)

Operating expenses:
Total expense from discontinued operations	—	—

(Loss) from discontinued operations	$—	$(8,240)

As of March 31, 2019, all liabilities associated with the discontinued operation were transferred to parent company. As a result, there was no gain or loss associated with the disposal of this subsidiary.

NOTE 5 – OPERATING LEASE

On January 31, 2019, the Company, through its wholly-owned subsidiary Basanite Industries, LLC, entered into a Commercial Lease Agreement with Camton, LLC, a Florida limited liability company pursuant to which the Company’s subsidiary has agreed to lease approximately 25,470 square feet of office and manufacturing space at 2041 NW 15th Avenue, Pompano Beach, Florida 33069. The rent commencement date of the lease is April 1, 2019.  The premises became available to the Company on February 1, 2019.  The term of the lease is five years and two months. The Company’s subsidiary’s base rent obligation under the initial agreement was approximately $23,595 per month during each of the first two years of the lease and increases approximately three percent annually for each of the three years on the remaining term of the lease. The aggregate base rent payments for the original five-year two-month term of the lease were $1,467,692. The Company’s subsidiary has one option to renew for an additional five-year term, which must be exercised by written notice at least one hundred and twenty days prior to the end of the term.

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

On March 25, 2019, the Company entered into the first lease amendment with Camton, LLC to increase the square footage of leased premises to 36,900 square feet.  The aggregate base rent has increased to $2,073,344.  Additionally, the lease deposit required under the lease amendment has increased to $74,000.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 5 – OPERATING LEASE (CONTINUED)

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company recorded a lease right of use asset and a lease liability at present value of $2,073,344, respectively. The Company is recording this amount at present value, in accordance with the standard, using a discount rate of 15% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be straight line amortized over the life of the expected lease term. For the expected term of the lease the Company will use the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

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

The lease right of use asset of $1,414,461 will be amortized on a straight-line basis over the term of the lease. For the three months ended March 31, 2019 the Company recorded a rent expense of $119,219. As of March 31, 2019, the value of the unamortized lease right of use asset is $1,391,647. As of March 31, 2019, the Company’s lease liability was $1,451,886.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2019	$273,735
2020	405,900
2021	415,033
2022	427,484
2023	440,308
2024	110,884

The following chart shows the Company’s operating lease cost at March 31, 2019 and March 31, 2018.

	For the three months ended
	March 31, 2019	March 31, 2018
	(Unaudited)
Amortization of lease right of use asset	$45,628	$—
Lease interest cost	37,425	—
Total lease cost	$83,053	$—

The following chart shows the Company’s operating lease liability at March 31, 2019.

Discounted operating lease liability at inception - February 1, 2019	$1,414,461
Financing cost	37,425
Lease payments made	—
Operating lease liability at March 31, 2019	$1,451,886
Less lease liability current portion	(171,856)
Lease liability at March 31, 2019	$1,280,030

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 5 – OPERATING LEASE (CONTINUED)

Maturity of Operating Lease Liability	March 31, 2019
(Unaudited)
2020	$171,856
2021	$234,669
2022	$285,606
2023	$345,128
2023	$414,627
Total lease payments	$1,451,886

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE

		March 31, 2019	December 31, 2018
		(unaudited)
Note Payable related party - convertible @ $0.345 per share	(a)	$—	$165,500
Note Payable related party - convertible @ $0.12 per share	(b)	—	10,000
Note Payable related party - convertible @ $0.20 per share	(c)	—	20,000
Note Payable related party - convertible @ $0.30 per share	(d)	—	182,550
Note Payable related party - convertible @ $0.05 per share	(e)	50,000	—
Total		50,000	378,000

Offset of loans	(f)	—	(87,727)
Debt Discount		—	—

Total		$50,000	$290,273

Interest expense for the Company’s related party convertible notes payable for the three months ended March 31, 2019 and 2018 was $1,849 and $52,920. Accrued interest for the Company’s related party convertible notes payable at March 31, 2019 and December 31, 2018 was $1,849 and $153,507. Interest expense in the amount of $4,131 for the three months ended March 31, 2019 is classified as Notes Payable – Convertible (See Note 7) due to Vincent L. Celentano no longer being considered a related party.

(a)

The Company entered into two secured convertible promissory notes in the principal amount in total of $165,500 to a related party. The notes bear interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (both of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.345 per share, subject to adjustment for stock splits and dividends. The Company recorded a debt discount of $165,500 for the fair value of the beneficial conversion feature. As of December 31, 2014, the Company amortized $165,500 of the debt discount. On April 15, 2014, the note holder agreed to extend the note through December 23, 2014. On December 23, 2015, the note holder agreed to extend the note through December 23, 2016. On March 15, 2017 note holder agreed to extend the note through December 31, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. As of December 31, 2018, these two notes had accrued interest of $69,637.  On March 14, 2019 this note principal along with interest collectively totaling $236,946 (which includes interest accrued through February 26, 2019) was converted into 686,600 common restricted shares of the Company ($0.345 per share).

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE (CONTINUED)

(b)

The Company entered into various unsecured convertible promissory note in the total principal amount of $110,691 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.12 per share, subject to adjustment. The Company recorded a debt discount of $90,416 for the fair value of the beneficial conversion feature. The note holder agreed to extend the note through May 15, 2016. On May 15, 2016, the note holder agreed to extend the note through May 15, 2017, On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. During the year ended December 31, 2017 the holder of the notes agreed to convert $100,691 of notes and $20,432 of accrued interest into 1,009,358 shares of common stock. As of December 31, 2018, the Company fully amortized the debt discount and accrued interest amounted to $2,919. On March 14, 2019 this note principal along with interest collectively totaling $13,028 (which includes interest accrued through February 26, 2019) was converted into 108,567 common restricted shares of the Company ($0.12 per share).

(c)

The Company entered into various unsecured convertible promissory note in the principal amount of $239,975 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.20 per share, subject to adjustment. On August 13, 2016 the note holder agreed to extend the note through June 9, 2017. On August 7, 2017 the note holder agreed to extend the note through December 31, 2018. As of December 31, 2018, the Company fully amortized the debt discount and accrued interest amounted to $4,745. On March 14, 2019 this note principal along with interest collectively totaling $24,963 (which includes interest accrued through February 26, 2019) was converted into 124,815 common restricted shares of the Company ($0.20 per share).

(d)

The Company entered various unsecured convertible promissory notes in the principal amount of $182,500 to a related party. The note bears interest at an annual rate of 7% and were payable on or before twelve months from the date of issuance (all of which were extended as noted herein). In addition, the note may be converted at any time, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share, subject to adjustment.  On August 7, 2017 note holder agreed to extend the note through December 31, 2018. The Company recorded a debt discount of $183,500 for the fair value of the beneficial conversion feature. As of December 31, 2018, the Company fully amortized the debt discount and had accrued interest of $49,746. On March 14, 2019 this note principal along with interest collectively totaling $234,241 (which includes interest accrued through February 26, 2019) was converted into 780,803 common restricted shares of the Company ($0.30 per share).

(e)

On January 18, 2019, the Company entered into secured convertible promissory note agreement with board member Michael Barbera in the amount of $50,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the note is converted, the investor is entitled to receive five-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note. As of March 31, 2019, this note had accrued interest in the amount of $1,849.

(f)

On January 20, 2015, the Company received a 7% unsecured promissory note in the principal amount of $75,000 (the “Note Receivable”) from Prodeco Technologies, LLC, an affiliated entity. The note was payable January 20, 2018. The note holder was required to pay interest in the amount of $1,312 per quarter due on the 15th each month following the end of the quarter until the maturity date. On February 6, 2015 the Company advanced an additional $9,761 to Prodeco Technologies, LLC under the same terms due on February 8, 2018. For the year ended December 31, 2015 the Company has $2,967 of interest income. During the year ended December 31, 2015 Prodeco Technologies, LLC, a related party, elected to accept the Note Receivable of $84,760 and accrued interest of $2,967 as payment against the notes payable - related party - convertible. On February 26, 2019, the $87,727 note balance will be offset against the 7% notes and 4% demand notes, including interest issued to VCVC, LLC during the months ended March 31, 2019.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE (CONTINUED)

All convertible notes payable from Vincent L. Celentano and his related entities were no longer considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer had an affiliation with the Company. All of these notes were subsequently converted March 14, 2019.

NOTE 7 – NOTE PAYABLE – CONVERTIBLE

		March 31, 2019	March 31, 2018
		(unaudited)
Notes Payable – convertible @ $0.35 per share	(a)	$291,024	293,524
Note Payable – convertible @ $0.05 per share	(b)	20,000	—
		311,024	293,524

(a)

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC for leasehold improvements of the facilities subleased from PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021, see below), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations below, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum (subsequently increased to 10% and then to 15%), then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes (which occurred on September 22, 2017, see below, and again on January 18, 2019). The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company is currently in default under this note resultant from failing to maintain payments of $5,000 per month. As of March 31, 2019, the Company has made payments totaling $18,000, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $291,024. As of March 31, 2019 and December 31, 2018, this note had accrued interest of $74,116 and $66,558, respectively that is included in accrued expenses on the condensed consolidated balance sheets. On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the issuance of the 200,000 shares having a market value of $72,000 at the point of issuance effectively created a new debt instrument due the present value of the cash flow under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flow under the terms of the original instrument using a discount rate 7% based on the original debt issuance rate. As a result, the modification to this debt instrument has been reflected as a material modification in the Company’s consolidated statement of operations for the year ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable evenly towards interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The interest on the Note shall be 10% for the remaining life of the subject loan.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 7 – NOTE PAYABLE – CONVERTIBLE (CONTINUED)

(a)

However, if the Company enters into any additional agreements obligating itself to pay interest in excess of 10% per annum, the Company shall timely notify Lender, and shall provide copies of any such obligation. In that event, the interest rate for the Note and this Amendment shall be changed to equal interest being paid under the other obligations. The Company has begun making monthly payments but is not current as required by the extension and is therefore in default under this agreement. As a result, the Company has classified this note as a current liability. Additionally, as a result of this extension, the modification to this debt instrument will be reflected as a material modification in the Company’s consolidated statement of operations in the year ended December 31, 2018 in the amount of $90,061. On January 18, 2019, the Company entered into two convertible notes bearing an interest rate of 15%. Under terms of the PDQ Note the rate of interest on the note will be increased to 15% effective January 18, 2019.

(b)

On January 18, 2019, the Company entered into secured convertible promissory note agreement with an accredited investor in the amount of $20,000. This note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the note can be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the note is converted, the investors are entitled to receive five-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note. As of March 31, 2019, the note had accrued interest of $740.

Interest expense for the Company’s convertible notes payable for the three months ended March 31, 2019 and 2018 was $14,929 compared to $5,178, respectively.  Included in interest expense is the amount of $4,131 for convertible notes from Vincent L. Celentano and related parties that are no longer considered convertible notes – related party. See Note 6.

NOTE 8 – NOTES PAYABLE

		March 31, 2019	December 31, 2018
		(unaudited)
VCVC, LLC demand notes payable @ 4% interest	(a)	$191,965	$—
EAC Management, LLC demand note @ 5% interest	(b)	50,000	—
Note with individual investor @ 15%	(c)	80,000	—
Total Notes Payable		$321,965	$—

On March 19, 2018, the Company entered into a Demand Revolving Credit Line (“Credit Line”) with EAC Management, LLC (“EAC”), an entity owned by its former Chairman and CEO. Under the Credit Line, the Company may borrow up to $100,000 at a simple interest rate of 5% per annum for its operating needs. There are no minimum borrowing requirements, the Company may “revolve” the credit as often as it likes, and either party may terminate the Credit Line at any time. All amounts outstanding under the Credit Line are due on demand from EAC.

(a)

During the year ended December 31, 2018, the Company issued unsecured, 4%, demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of December 31, 2018, these notes had accrued interest of $10,252.  Effective February 26, 2019, the Company applied $68,460 of note principal and $2,428 of accrued interest under these notes form a note receivable from an affiliated entity to VCVC.  At December 31, 2019, these notes were recorded as Note Payable – Related Party (See Note 9). At March 31, 2019, these notes had accrued interest of $10,203.

(b)

On March 28, 2018, the Company borrowed $50,000 under the credit line from EAC. On September 19, 2018, EAC granted the Company an initial extension until October 15, 2018, since extended through May 1, 2019 to repay the Demand Note originally called on April 13, 2018. Upon the resignation of Edward A. Cespedes, EAC issued a demand for repayment of $50,000 borrowed under the Demand Revolving Credit Line. The amount was not paid by the Company upon demand from EAC. EAC received no additional compensation or benefits of any kind in conjunction with granting the extension. At March 31, 2019, the credit line has a balance of $50,000 and accrued interest of $3,116.  On January 15, 2019, EAC granted the Company an extension to the due date of its demand note in the amount of $50,000 that was converted from the line of credit, established on April 13, 2018, until March 15, 2019, and then again on March 7, 2019 until May 1, 2019.  On April 11, 2019, the Company entered into a settlement agreement with EAC where by it repaid this obligation.  In conjunction with this repayment EAC forgave interest in the amount of $3,192 and $32,000 of past due consulting fees.  At December 31, 2018, the credit line has a balance of $50,000 and accrued interest of $2,500 and is included in Notes Payable – Related Party (Note 9).

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(c)

On February 8, 2019, the Company issued a 90-day promissory notes, to an accredited investor in the amount of $80,000. The note has a maturity date of May 10, 2019 and an interest rate of 15% per annum. As of March 31, 2019, the note incurred interest expense and had accrued interest of $2,959. On May 8, 2019, the Company and the noteholder agreed to fully settle this note including accrued interest as part of a future warrant exercise whereby the Company would reduce the cash payment required for the warrant exercise by the amount of note principal and accrued interest on this note.

All notes payable-related as of December 31, 2018 were reclassified as non-related party notes payable including those from Vincent L. Celentano and his related entities which were no longer considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer has an affiliation with the Company.

Interest expense for the Company’s notes payable for the three months ended March 31, 2019 and 2018 was $6,118 and $386, respectively. Accrued interest for the Company’s notes payable at March 31, 2019 and December 31, 2018 was $16,278 and $0, respectively.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

		March 31, 2019	December 31, 2018
		(unaudited)
Vincent Celentano demand notes payable @ 7% interest	(a)	$—	$15,000
VCVC, LLC demand notes payable @ 4% interest	(b)	—	260,425
RVRM Holdings, LLC demand notes payable @ 4% interest	(c)	—	—
CAM Group of Florida, LLC	(d)	—	—
EAC Management, LLC demand note @ 5% interest	(e)	—	50,000
RVRM Holdings, LLC note payable @ 15% interest	(f)	80,000	—
Total notes payable - related party		$80,000	$325,425

(a)

On May 25, 2017 and June 2, 2017, the Company received $5,000 and $10,000, respectively from its director and largest individual shareholder, Vincent L. Celentano in the form of two demand notes. These notes were payable on demand and bore an interest rate of 7%. On February 26, 2019, principal of $15,000 and interest in the amount of $1,839 were converted upon the application of an $87,727 note receivable balance from an entity controlled by Mr. Celentano. See Note 6 (f).

(b)

During the year ended December 31, 2018, the Company issued unsecured, 4%, demand promissory notes to VCVC totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. On February 26, 2019, a note receivable from Prodeco Technologies, LLC, a related party of VCVC, was in the amount of $87,727 was applied partially to these outstanding notes in the amounts of $68,460 in principal and $2,428 of accrued interest.  As of March 31, 2019, these notes had accrued interest of $10,203.

(c)

During the year ended December 31, 2018, the Company issued five unsecured, 4%, ninety-day promissory notes to RVRM Holdings, LLC (“RVRM”) totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of restricted common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM.

(d)

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 9 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

(e)

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

(f)

On February 8, 2019, the Company issued a 90-day promissory note to RVRM, an entity managed by Ronald J. LoRicco, Sr., a member of our board of directors, in the amount of $80,000. The note has a maturity date of May 10, 2019 and an interest rate of 15% per annum. As of March 31, 2019, this note had accrued interest of $2,959. On May 8, 2019, the Company and the noteholder agreed to fully settle this note including accrued interest as part of a future warrant exercise whereby the Company would reduce the cash payment required for the warrant exercise by the amount of note principal and accrued interest on this note.

Interest expense for the Company’s notes payable – related party at March 31, 2019 and 2018 was $11,456 and $31,535, respectively. Accrued interest for the Company’s notes payable-related party at March 31, 2019 and December 31, 2018 was $1,849 and $153,507. The balance as of December 31, 2018 includes amounts from Vincent L. Celentano and his related parties that were not included at March 31, 2019.

During the year ended December 31, 2018, the Company was forgiven $315,709 of related party debt that was included in additional paid in capital.

All notes payable-related as of December 31, 2018 were reclassified as non-related party notes payable (See Note 8) including those from Vincent L. Celentano and his related entities which were no longer considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer has an affiliation with the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Contracts

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operations Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

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

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operations Officer. There will be no additional compensation to Dave Anderson for these services.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Contracts (Continued)

On April 19, 2019, the Company, entered into an Employment Agreement with Richard Krolewski to serve as the Company’s President and Chief Executive Officer effective as of April 29, 2019.   Under Mr. Krolewski employment, he is entitled to an annual base salary of $220,000. The base salary will be reviewed annually by the Company’s Compensation Committee of the Board of Directors for increase as part of its annual compensation review. Mr. Krolewski is also eligible to receive an annual cash bonus of up to $31,243 in year one, $95,687 in year two and $175,650 in year three based upon the Company’s achieving certain target financial objectives. In addition, Mr. Krolewski is eligible to receive annual grants of options to purchase shares of the Company’s common stock of up to 2,625,000 shares in year one, 3,281,250 shares in year two and 4,687,500 shares in year three based upon the Company’s achieving certain target financial objectives. Such option grants if earned will have an exercise price equal to fair market value of the Company’s common stock at the time they are granted.

Leases

On May 1, 2013, the Company entered into a lease agreement for executive offices located at 2400 E. Commercial Blvd., Suite 612, Fort Lauderdale, Florida. The facility was approximately 4,777 square feet. The lease was for a term of 39 months at a current cost of approximately $9,900 per month. The lease contained three months of deferred rent that would be forgiven if the Company made its 36 required monthly payments timely. The Company was also required to make a security deposit of $31,407. As of March 31, 2014, the Company had not been timely on its monthly payments and is in default of the agreement. On March 31, 2014, the Company received a "notice of default" from legal counsel representing the landlord for the office space. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. On May 15, 2014, the Company returned the office space to the landlord. As of May 20, 2014, the Company had not been able to pay its outstanding rent obligation and the landlord had accelerated all rent obligations due under the lease agreement. The Company had been served with a civil lawsuit with Case # 14007105 filed on February 11, 2015. The Landlord is seeking $376,424 in accelerated rent and damages and $12,442 for its attorney’s costs. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court for the 17th Judicial Circuit in and for Broward County in the amount of $388,866. The Company has accrued the full amount of rent and attorney costs as of December 31, 2016. As of March 31, 2019 and December 31, 2018, the Company had accrued $72,822 and $68,267, respectively of interest associated with the judgment.

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

On March 31, 2017, the Company entered into a lease agreement for manufacturing and general office facilities located at 2688 NW 29th Terrace, Building 13, Oakland Park, Fl. 33311 for Basanite, Inc. The facility is for approximately 12,921 square feet. The lease is for six separate six-month terms. The Company has elected to exercise its right to terminate the lease at the end of the term which ended March 31, 2019. The Company had provided the landlord with 60-days’ notice prior to the end of the end of the most recent six-month term.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

On January 31, 2019, the Company, through its wholly-owned subsidiary Basanite Industries, LLC, entered into a Commercial Lease Agreement with Camton, LLC, a Florida limited liability company pursuant to which the Company’s subsidiary has agreed to lease approximately 25,470 square feet of office and manufacturing space at 2041 NW 15th Avenue, Pompano Beach, Florida 33069. The rent commencement date of the lease is April 1, 2019.  The premises became available to the Company on February 1, 2019. (See Note 5).

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

As of March 31, 2019 and December 31, 2018 $3,900 was due under the percentage of gross sales obligations to RAW or its affiliates.

On April 18, 2018, Basalt America and the Company received a letter from counsel representing RAW LLC providing formal notice that Basalt America and the Company had breached and/or violated several sections of its license agreement and amendments, and that RAW LLC was immediately terminating all agreements and amendments. The Company does not believe it is in breach of its agreements and was working towards reaching an amicable solution, however always prepared to litigate if necessary. See Legal Matters below in Note 10.

As of December 31, 2018, the Company has not recorded the remaining $400,000 per the post-closing letter agreement as they have neither taken delivery or paid for the remaining rebar machines owed to them under this agreement. As a result, the Company had an off-balance sheet commitment of $400,000 payable to RAW. The Company has paid $1,200,000 of the $1,600,000 for additional rebar machines and reflected those amounts on the Company’s consolidated balance sheet as a deposit on equipment. As of December 31, 2018, as a result of the failure to amicably settle any and all disagreements with RAW, the Company had written off or impaired the following amounts; $1,200,000 in deposits paid towards machinery and equipment that were never received, $60,000 for deposits on materials that have not been received, impaired $395,742 in net machinery and equipment as the Company determined the machinery and equipment purchased and received was in poor condition and could not manufacture and produce the rebar in accordance with Company and industry standards. as well as inventory obsolescence of $240,121 as the inventory received and paid for in the initial purchase from RAW was in poor condition and unable to be sold. Due to the fact that the Company had written off the deposits paid under this agreement, and does not expect these amounts to be recoverable, the Company no longer considers itself to have an off-balance sheet commitment. The obligations, as originally agreed, are outlined below:

Description	$ Obligation	Date Met
License Option Fee	500,000	1st Qtr 2017
Finished Inventory	400,000	1st Qtr 2017
Raw Materials, Misc	60,000	1st Qtr 2017
Equipment, Misc tools	50,000	2nd Qtr 2017
Rebar Mfg Machines	400,000	2nd Qtr 2017
Addl Rebar Mfg Machines	1,600,000	3rd & 4th Qtr 2017and 2018- partially met

See Legal Matters below in Note 10.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will took control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

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

On December 15, 2016, a third-party driver drove his car through the company’s retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The city of Fort Lauderdale declared the building an unsafe structure, and the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted our ability to sell to and service our customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The company is presently in suit for all damages suffered. The court has ordered that a mediation to take place on May 15, 2019. The case is set for a jury trial and is set on the three-week trial docket beginning June 10, 2019.

While the Company is optimistic of a recovery, there can be no assurances as to the result of the suit.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters (Continued)

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials, Corp, v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement, and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an initial agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials has recently amended the case to add a count under the Florida consumer protection statute and the Company has requested an immediate dismissal, that motion to dismiss was heard on March 27, 2019 and was denied. Rockstar likewise anticipates bringing a counterclaim against RAW Materials and may also attempt to pursue a similar claim against RAW Materials principal, Don Smith. Notwithstanding the foregoing, the Company and all the defendants does intend to seek a favorable out of court settlement. Given the current state of the evidence it is impossible to estimate the potential value of RAW Materials claim; however, to date, little to no evidence has been produced to support the claim and the Company and all the defendants believes that its counterclaim will off-set any potential recovery by RAW Materials.

The Company, during the years ended December 31, 2018 and 2017, feels that it did comply with the license agreement, first amendment to the license agreement and the post-closing letter agreement (“the Agreements”) in all material respects and determined to continue to honor the language and acts as required under the Agreements throughout the remainder of 2018. The Board of Directors of the Company had met and decided that the Company had acted in good faith and to appropriately honor the Agreements, despite RAW Materials and their affiliated entities not honoring their commitments under the Agreements. As part of complying with the Agreements, the Company properly accrued obligations related to the Agreements on its books, including continuing to accrue amounts due under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC as well as commissions on sales.

As of December 31, 2018, the Company’s Board of Directors and management concluded that an amicable resolution or settlement of disputes between the parties will not be forthcoming as the lawsuit has been filed. As a result of the circumstances of the dispute as of the end of the year, the Company decided to impair all assets related to all agreements and amendments with RAW Materials and its affiliates, and to cease all accruals of amounts owed under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC, as well as the cessation of commissions on sales of the Company. The Company is continuing to try to resolve this dispute with Raw Materials without going to trial, however it believes that it would prevail if this case does proceed to trial.

On November 1, 2018, the Company initiated a legal complaint in the county court of the 17th judicial circuit in and for Broward County, Florida against BC Dev. LLC f/k/a Banyan Cay Dev. LLC (“BCD”). The Company was suing BCD for failure to make payment due for a purchase order made by BCD for 75,000 feet of reinforcing bar and 11 rolls of basalt fiber mesh. The dollar amount of the claim is $76,172, including Florida sales tax.

On December 10, 2018, the Company withdrew the complaint against BCD and will no longer pursue legal action to attempt to collect this debt. The Company believes that the ongoing efforts to collect the subject debt would cost significantly more than its value, and therefore has recognized this as a bad debt expense as of December 31, 2018.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001. The Company has 173,412,993 and 154,202,008 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

Calendar Year 2019

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company will take control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying condensed consolidated financial statements.

On March 14, 2019, noteholders including Vincent L. Celentano, the Company’s former chairman and chief executive officer converted their convertible notes payable with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company. At the time of conversion, these notes were no longer considered related party notes effective upon the resignation of Mr. Celentano as a chairman and chief executive officer.

During the three months ended March 31, 2019 the Company issued 15,500,000 restricted commons shares for proceeds received in the amount of $775,000 ($0.05) from the sale of stock from accredited investors and related parties.  Included in this total, 5,000,000 of these shares were issued to related parties as well as 500,000 shares were issued to Dave Anderson, Executive Vice President and Chief Operations Officer.

During the three months ended March 31, 2019, the Company received $40,000 from investors in exchange for 800,000 restricted common shares ($0.05 per share).  These subscription agreements were effective during April 2019.  The $40,000 is reflected as a liability for stock to be issued on the Company’s condensed consolidated balance sheets as of March 31, 2019.

Calendar Year 2018

Effective April 22, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on the effective date, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has commenced making the $5,000 per month payments but is not current as required by the extension. As a result of this extension, the modification to this debt instrument was reflected as a material modification in the amount of $90,061 in the Company’s consolidated statement of operations in the year ended December 31, 2018. Due to the fact that the Company is in default with regards to monthly payments, it has classified this note as a current liability. The Company is working with the noteholder, attempting to remedy this default.

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

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Calendar Year 2018 (Continued)

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

NOTE 12 – OPTIONS AND WARRANTS

Stock Options:

The following table summarize all options grants to consultants, directors and employees for the three month and year ended March 31, 2019 (unaudited) and December 31, 2018 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	5,600,000	0.43	741,600
Granted	—	—	—
Exercised	—	—	—
Canceled	(3,012,500)	(0.51)	—
Balance at December 31, 2018	2,587,500	0.35	—
Granted	—	—	—
Exercised	—	—	—
Canceled	(10,000)	(0.51)	—
Balance at March 31, 2019	2,577,500	0.35	—

Fiscal year 2019

During the three months ended March 31, 2019, 10,000 options were cancelled due to the termination of an employee with unvested options.

For the year ended December 31, 2018, no options were issued by the Company. On September 17, 2018, the former CEO of the Company canceled his 1,000,000 options granted to him on February 25, 2016. On October 9, 2018, two consultants relinquished rights to vested stock option to purchase a total of 2,000,000 shares of Company stock for a strike price of $0.51 per share. No compensation was received in connection with this action. On December 7, 2018, an employee was terminated, and their unvested options were cancelled.

During the year ended December 31, 2018, there were no options issued. Of the options issued and outstanding 2,542,000 and 2,535,500 were vested as of March 31, 2019 and December 31, 2018, respectively.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 12 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants:

The following table summarize all warrants grants to consultants, directors and employees as well as investors for the three month and year ended March 31, 2019 (unaudited) and December 31, 2018 and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	5,650,000	$0.46	$—
Granted	12,375,000	0.14	561,250
Exercised	—	—	—
Expired	—	—	—
Balance at December 31, 2018	18,025,000	$0.24	$561,250
Granted	20,500,000	0.09	1,090,000
Exercised	—	—	—
Expired	—	—	—
Balance at March 31, 2019	38,525,000	$0.16	$1,651,250

Fiscal year 2019

As of March 31, 2019, the Company has issued 15,500,000 five-year warrants with a $0.075 strike price as a result of subscriptions agreements entered into with accredited investors and related party investors.  For these warrants, in the event the share price of the Company’s Common Stock closes at or above $0.75 for 20 consecutive trading days, then the Company shall have the option to require exercise of the Common Stock Warrant within 10 business days in accordance with the warrant agreements.  If the Warrants have not been exercised within ten (10) business days after receiving written notice from the Company that it is exercising its right to require exercise of the Warrants, the Warrants shall be cancelled.

On March 4, 2019, the Company issued 5,000,000 five-year warrants, to consultant, Richard Krolewski. The warrants have a strike price of $0.1235 per share. The Company has calculated a value of $594,692 using the Black-Scholes valuation model and will recognize this cost over a period of five years. The Company intends to name Mr. Krolewski Chief Executive Officer in April 2019.

Fiscal year 2018

During the year ended December 31, 2018, a total of 9,875,000 five-year warrants were issued to investors as a stock purchase incentive with an average grant price of $0.43 and a five-year term. 350,000 warrants were issued at $0.15, 562,500 at $0.40, 400,000 at $0.50, 562,500 at $0.60 and 8,000,000 at $0.075.

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

During the three months ended March 31, 2019 and year ended December 31, 2018 total stock warrant expense amounted to $41,489 and $126,897, respectively.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 13 – RELATED PARTIES

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

The Company and Dave Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ Dave Anderson as the Executive Vice President and Chief Operations Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to Dave Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

As provided in an addendum to this employment agreement, Dave Anderson has agreed to remain as the Interim Chief Executive Officer and Interim Principal Accounting Officer until a suitable replacement can be found. Once that occurs, Dave Anderson will become the Executive Vice President and Chief Operations Officer. There will be no additional compensation to Dave Anderson for these services.

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

During the three months ended December 31, 2018, the Company issued five unsecured, 4%, ninety-day promissory notes to RVRM totaling $90,000. RVRM is managed by Ronald J. LoRicco, Sr., a member of our board of directors. The $90,000 in principal to RVRM was converted for 1,200,000 shares of restricted common stock. The accrued interest of $2,239 through the date of conversion was forgiven by RVRM.

All notes payable and convertible notes payable from Vincent L. Celentano and his related entities will no longer be considered related party debt effective January 24, 2019 as he has resigned from the Board of Directors and no longer has an affiliation with the Company.

On January 18, 2019, the Company entered into secured convertible promissory note agreements with Michael Barbera, a member of the Company’s board of directors, in the amount of $50,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the note could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share If the notes are converted, the Related Party is entitled to receive 5-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note. As of March 31, 2019, this note had accrued interest in the amount of $1,849.

On February 8, 2019, the Company issued a 90-day promissory note to RVRM, an entity managed by Ronald J. LoRicco, Sr., a member of our board of directors, in the amount of $80,000. The note has a maturity date of May 10, 2019 and an interest rate of 15% per annum. As of March 31, 2019, this note had accrued interest of $2,959. On May 8, 2019, the Company and the noteholder agreed to fully settle this note including accrued interest as part of a future warrant exercise whereby the Company would reduce the cash payment required for the warrant exercise by the amount of note principal and accrued interest on this note.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 13 – RELATED PARTIES (CONTINUED)

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

On February 14, 2019, the Company received a $100,000 investment from an entity managed by Ronald J. LoRicco, Sr., a member of our board of directors, in consideration for 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share (as noted above).

On February 27, 2019, the Company received a total of $50,000 investment, from Michael Barbera, a member of our board of directors in consideration for restricted common shares and cash warrants.

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

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operations Officer. In consideration for the investment, the Company issued 500,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share.

See Note 6 for Convertible Notes Payable Related Party, Note 9 for Notes Payable – Related Party, Note 10 for Commitments involving Related Parties and Note 12 for issuance of stock options and warrants to related parties.

NOTE 14 – CONCENTRATIONS

For the three months ended March 31, 2019, the Company had no sales from continuing operations compared to the three months ended March 31, 2018 where the Company had one customer that amounted to 89% of product sales from continuing operations.

Concentration risks for discontinued operations in 2018 have not been reflected as the Company does not consider this risk to be material to the Company any longer.

BASANITE, INC. AND SUBSIDIARIES

(FORMERLY PAYMEON, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

Common Stock and Equity

Subsequent to March 31, 2019, the Company issued to investors 2,000,000 restricted common shares, for the sale of shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share as well as 28,570 restricted common shares in conjunction with a $10,000 investment ($0.35 per share).

Subsequent to March 31, 2019, the Company received $375,000 from investors for 2,500,000 restricted common shares at $0.05 per share and cash warrants to purchase an additional 2,500,000 restricted common shares with a strike price of $0.075 per share; 1,250,000 restricted common shares at $0.20 per share and cash warrants to purchase an additional 5,000,000 restricted common shares with a strike price of $0.30 per share.

On April 30, 2019, an investor exercised 1,000,000 warrants at $0.075 for proceeds of $75,000.

Notes payable

On April 11, 2019, the Company entered into a settlement agreement with EAC where by it repaid the EAC $50,000 credit line turned demand note. In conjunction with this repayment EAC forgave interest in the amount of $3,192 and $32,000 of past due consulting fees.

On May 8, 2019, the Company agreed with two noteholders, including a related party, to fully settle two $80,000 notes, including accrued interest, as part of a future warrant exercise whereby the Company would reduce the cash payment required for the warrant exercise by the amount of note principal and accrued interest on this note.

Corporate

On April 2, 2019, the Board of Directors of the Company expanded its Board of Directors to eight members by written consent. The Board of Directors appointed the following new members to fill two of the four vacancies Mr. Gregory D. Cline, P.E. and Mr. Kelly Patterson, P.E. The Company issued non-qualified options to these two new board members to purchase up to 500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The holder has the right to exercise the option for all of the shares underlying the option.  The options are vested immediately, and the option is exercisable for the shorter of (i) five years from the date of issuance or (ii) one year from the date member ceases to serve as a member of the Company’s Board of Directors.

On April 18, 2019, the Board of Directors of the Company appointed the Honorable Gregory G. Nadeau as a member of the Company’s Board of Directors. The Company granted Mr. Nadeau a non-qualified option to purchase up to 500,000 shares of the Company’s common stock with an exercise price of $0.59 per share, which was the closing price of the Company’s common stock on April 18, 2019. Mr. Nadeau’s right to exercise the option for all of the shares underlying the option vested immediately and the option is exercisable for the shorter of (i) five years from the date of issuance or (ii) one year from the date Mr. Nadeau ceases to serve as a member of the Company’s Board of Directors.

On April 19, 2019, the Company, entered into an Employment Agreement with Richard Krolewski to serve as the Company’s President and Chief Executive Officer effective as of April 29, 2019.  Under Mr. Krolewski employment, he is entitled to an annual base salary of $220,000. The base salary will be reviewed annually by the Company’s Compensation Committee of the Board of Directors for increase as part of its annual compensation review. Mr. Krolewski is also eligible to receive an annual cash bonus of up to $31,243 in year one, $95,687 in year two and $175,650 in year three based upon the Company’s achieving certain target financial objectives. In addition, Mr. Krolewski is eligible to receive annual grants of options to purchase shares of the Company’s common stock of up to 2,625,000 shares in year one, 3,281,250 shares in year two and 4,687,500 shares in year three based upon the Company’s achieving certain target financial objectives. Such option grants if earned will have an exercise price equal to fair market value of the Company’s common stock at the time they are granted.

On May 1, 2019, Director Frank Monti resigned as a director from the Company’s board of directors. Mr. Monti was awarded 50,000 restricted common shares of Company stock. The Company will recognize an expense of $48,750 ($0.975 per share) as stock-based compensation expense on its condensed consolidated statement of operations. As of this report date these shares have not been issued.

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

Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2019 and 2018. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the period ended December 31, 2018 filed with the SEC on March 28, 2019.

On August 13, 2018, the Company formed a new wholly-owned subsidiary, Basanite Industries, LLC. Basanite Industries, LLC was incorporated in Delaware with the intent of manufacturing BasaFlex, which is a type of fiber reinforced polymer rebar.  Fiber reinforced polymer rebar is a stronger, lighter, sustainable, non-corrosive, replacement for traditional steel rebar

Since the formation of Basanite Industries, LLC, we have moved our headquarters to a facility located in Pompano Beach, Florida that is approximately 36,900 square feet in size. During the first quarter of 2019, we began preparation of the facility for production using a new line of production machinery and new raw materials.  Once the new machines arrive and are fully functional the facility will have the ability to produce approximately two to three miles of basalt fiber reinforced polymer rebar per day.  We have not yet commenced manufacturing operations, but we expect to during the second quarter of 2019.

The manufacture of concrete reinforcement products made from basalt fiber create substantial benefits for the construction industry, including but not limited to, the following:

•

No corrosion – steel reinforcement products rust, our products do not;

•

Sustainability and lifecycle – production of our products results in exceptionally low “carbon footprint.” Lack of corrosion allows the “lifespan” of projects to be much longer; and

•

Cost – the physical nature of our products relative to steel (much lighter, easily transportable, “spoolable”) reduces the all-in cost of reinforcement products when factors such as transportation and liability are considered.

We believe that macroeconomic factors, such as the global infrastructure being in need of repair and trends towards the consideration of lifespan of projects and materials as well as their environmental impact, position us to benefit from the construction industry’s growing interest in the use of alternative reinforcement materials.

Once we commence our manufacturing operations, we expect that a substantial number of customers will request terms for payment. We believe that we will need to grant customers anywhere from 30 to 90 days to complete payment in order to be competitive. We recognize that there is risk associated with granting terms to certain customers in the construction industry. Our target customers precast companies, building contractors, wall builders; home builders, composite concrete companies as well as large distributors serving general construction industry. Accordingly, we are exploring methods of protecting our interests through the filing of liens against projects to which we deliver our products prior to payment being made.

Going forward, we expect to continue making investments in our Basanite Industries, LLC. We will require capital to, among other things, (1) continue upgrading our facilities management, production and testing capabilities, (2) continue the pursuit of an evaluation service report from the International Code Council (ICC – ES), (3) continue engaging the industry and industry experts with education initiatives,(4) purchase of raw materials and other goods and services related to our manufacturing needs, (5) upgrade our management and sales teams, (6) continue to meet obligations under our license and other agreements, particularly as they pertain to distribution, (7) continued research and development around new products being developed in the concrete reinforcement industry, and (8) other general working capital needs. We believe we will require at least $3 million in additional capital from the date of this report through the remainder of 2019. We will likely fund this investment through the issuance of equity or convertible notes to accredited investors.

Discontinued Operations

Revenue-During the three months ended March 31, 2019 revenue from operations was $0 compared to $16,460 for the same period in the prior year. The revenue in the prior year was due to an agency agreement from the discontinued clothing segment.

Cost of goods sold - During the three months ended March 31, 2019 cost of goods sold from discontinued operations was $0 compared to a and $24,740 for the same period in the prior year. The cost of goods sold in the current year was from residual costs from prior periods.

Results of Operations

Revenue – The Company had no revenues as a result of sales of basalt fiber rebar for the three months ended March 31, 2019 compared to $78,280 for the same period in the prior year.  The decrease was a result of the Company’s retooling of machinery and acquisition of new raw materials in preparation to shift focus to a new production of materials in order to derive outputs that can be tightly controlled in terms of quality and specifications.

Cost of Goods Sold

During the three March 31, 2019 the Company had no cost of sales compared to $78,441 for the same period in the prior year from continuing operations. Cost of goods sold consisted of the following:

	For the three months ended March 31,
	2019	2018

Product cost	$—	$71,326
Shipping cost	—	3,984
Sales commission	—	3,131
Total cost of goods sold	$—	$78,441

For the three months ended March 31, 2019 the Company had no gross margin from continuing operations compared to a negative gross margin from continuing operations in the amount of $161. The Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of products. The Company’s initial sales were at very low gross margins to try to gain market share and gain exposure to the product. In the future, as the Company's product gains acceptance it is expected for margins to increase.

Operating Expenses

Professional fees - During the three months ended March 31, 2019 and 2018 professional fees were $151,863 compared to $33,388 for the same period in the prior year. The increased cost was due to higher legal expense in the current period resulting from litigation from its supplier as well as higher accounting fees.

Payroll and payroll taxes - During the three months ended March 31, 2019 payroll fees and taxes were $66,267 compared to $96,994. The decrease of $30,727 was due to the fact that the Chief Executive Office position was paid as an employee during the three months ended March 31, 2019 and his successor was largely paid as a consultant for the same period in the current year.

Consulting - During the three months ended March 31, 2019 consulting fees were $158,072 compared to $100,949 for the same period in the prior year. The increase of $57,123 was due to amounts paid under consulting agreements with senior management.

General and administrative - During the three months ended March 31, 2019 general and administrative expenses were $280,688 compared to $469,221 for the same period in the prior year. The decrease of $188,553 was due to lower stock-based compensation expense in the prior year of $204,701 and lower travel expense by $33,677 offset by higher rent expense of $83,580 due to moving the Company headquarters to the Pompano Beach, FL location.

Bad debt expense - During the three months ended March 31, 2019 the Company had no bad debt expense compared to $24,242 as a result of sales in the current period where the collectability of those sales that were doubtful as to their collectability.

Other Expenses

Interest on judgement - During the three months ended March 31, 2019 and 2018 interest on judgement was $4,555 for each period.

Interest expense - During the three months ended March 31, 2019 interest expense was $26,956 compared to $18,307 for the same period in the prior year. The increase of $8,649 was due to higher borrowing costs as well as an increase in the rate of accrual for the Company’s convertible note payable with PDQ Auctions, LLC which contained an interest escalation clause.

Gain on sale of fixed asset - During the three months ended March 31, 2019, the Company sold a small piece of equipment for $700.  The equipment had no book value and the $700 was recorded as other income as a gain on sale of a fixed asset in the Company’s condensed consolidated statements of operations

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2019, the Company had an accumulated deficit of $21,822,933. The Company has also dedicated substantial resources to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to develop our Basanite Industries, LLC business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require additional financing for the development of the Basanite Industries, LLC.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of promissory notes. This has continued through the first quarter of 2019 and will continue until we have cash flow to cover our expenses.

At March 31, 2019 the Company had cash of $538,966 compared to $121,831 at December 31, 2018.

During the three months ended March 31, 2019 the Company received proceeds in the amount of $815,000 from the sale of stock from accredited investors and related parties for 16,300,000 restricted common shares issued/to be issued ($0.05 per share), as well as borrowing $230,000 from the issuance of convertible and short-term notes payable, including from related parties. Notwithstanding proceeds from the sale of our common stock this year, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $3,000,000 to maintain our current operations through the next twelve months. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Cash Flows

Net cash used in operating activities amounted to $442,760 and $369,209 for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, we used $182,605 net cash for investing activities compared $202,762 used in the same period in the prior fiscal year.

During the three months ended March 31, 2019 we had $ 1,042,500 net cash provided by financing activates from proceeds received in the amount of $815,000 from the sale of stock from accredited investors and related parties for 16,300,000 restricted common shares issued/to be issued ($0.05 per share), as well as borrowing $230,000 from the issuance of convertible and short-term notes payable, including from related parties less $2,500 of a partial repayment of a convertible note.

During the three months ended March 31, 2018 we had $495,741 net cash provided by financing activities during the prior year through a demand note from a related party in the amount of $50,000 and the sale of stock in the amount of $475,741 offset by the repayment of a note payable in the amount of $30,000.

We do not believe that our cash on hand at March 31, 2019 will be sufficient to fund our current working capital requirements as we try to develop our fiber reinforced polymer rebar manufacturing business. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 28, 2019, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019 management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31,2019 based on the material weaknesses described below.

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

As a result of these material weaknesses, our Chief Executive Officer and Interim Principal Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

HLM Paymeon Storefront Damage

On December 15, 2016, a third-party driver drove his car through the company’s retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The city of Fort Lauderdale declared the building an unsafe structure, and the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted our ability to sell to and service our customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The company is presently in suit for all damages suffered. The court has ordered that a mediation to take place on May 15, 2019. The case is set for a jury trial and is set on the three-week trial docket beginning June 10, 2019.

While the Company is optimistic of a recovery, there can be no assurances as to the result of the suit.

RAW Materials Litigation

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials, Corp, v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement, and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an initial agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials has recently amended the case to add a count under the Florida consumer protection statute and the Company has requested an immediate dismissal, that motion to dismiss was heard on March 27, 2019 and was denied. Rockstar likewise anticipates bringing a counterclaim against RAW Materials and may also attempt to pursue a similar claim against RAW Materials principal, Don Smith. Notwithstanding the foregoing, the Company and all the defendants do intend to seek a favorable out of court settlement. Given the current state of the evidence it is impossible to estimate the potential value of RAW Materials claim; however, to date, little to no evidence has been produced to support the claim and the Company and all the defendants believes that its counterclaim will off-set any potential recovery by RAW Materials.

The Company, during the years ended December 31, 2018 and 2017, feels that it did comply with the license agreement, first amendment to the license agreement and the post-closing letter agreement (“the Agreements”) in all material respects and determined to continue to honor the language and acts as required under the Agreements throughout the remainder of 2018. The Board of Directors of the Company had met and decided that the Company had acted in good faith and to appropriately honor the Agreements, despite RAW Materials and their affiliated entities not honoring their commitments under the Agreements. As part of complying with the Agreements, the Company properly accrued obligations related to the Agreements on its books, including continuing to accrue amounts due under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC as well as commissions on sales.

As of December 31, 2018, the Company’s Board of Directors and management concluded that an amicable resolution or settlement of disputes between the parties will not be forthcoming as the lawsuit has been filed. As a result of the circumstances of the dispute as of the end of the year, the Company decided to impair all assets related to all agreements and amendments with RAW Materials and its affiliates, and to cease all accruals of amounts owed under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC, as well as the cessation of commissions on sales of the Company. The Company is continuing to try to resolve this dispute with Raw Materials without going to trial, however it believes that it would prevail if this case does proceed to trial.

On November 1, 2018, the Company initiated a legal complaint in the county court of the 17th judicial circuit in and for Broward County, Florida against BC Dev. LLC f/k/a Banyan Cay Dev. LLC (“BCD”). The Company was suing BCD for failure to make payment due for a purchase order made by BCD for 75,000 feet of reinforcing bar and 11 rolls of basalt fiber mesh. The dollar amount of the claim is $76,172, including Florida sales tax.

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

On January 18, 2019, the Company entered into secured convertible promissory note agreements with two accredited investors in the amount of $70,000 ($50,000 of which is to a related party, as noted above). The notes have a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes could be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the notes are converted, the investors are entitled to receive 5-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note.  These proceeds were used to fund the ongoing operations of the Company.

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

On March 14, 2019, noteholders including Vincent L. Celentano, the Company’s former chairman and chief executive officer converted their convertible notes payable with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company. At the time of conversion, these notes were no longer considered related party notes effective upon the resignation of Mr. Celentano as a chairman and chief executive officer.

During the three months ended March 31, 2019 the Company issued 15,500,000 restricted commons shares for proceeds received in the amount of $775,000 ($0.05) from the sale of stock from accredited investors and related parties.  Included in this total, 5,000,000 of these shares were issued to related parties as well as 500,000 shares were issued to Dave Anderson, Executive Vice President and Chief Operations Officer.  These proceeds were used to fund the ongoing operations of the Company.

During the three months ended March 31, 2019, the Company received $40,000 from investors in exchange for 800,000 restricted common shares ($0.05 per share).  These subscription agreements were effective during April 2019.  The $40,000 is reflected as a liability for stock to be issued on the Company’s condensed consolidated balance sheets as of March 31, 2019.

Subsequent to March 31, 2019, the Company issued to investors 2,000,000 restricted common shares, for the sale of shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share as well as 28,570 restricted common shares in conjunction with a $10,000 investment ($0.35 per share).

Subsequent to March 31, 2019, the Company received $375,000 from investors for 2,500,000 restricted common shares at $0.05 per share and cash warrants to purchase an additional 2,500,000 restricted common shares with a strike price of $0.075 per share; 1,250,000 restricted common shares at $0.20 per share and cash warrants to purchase an additional 5,000,000 restricted common shares with a strike price of $0.30 per share. These proceeds were used to fund the ongoing operations of the Company.

On April 30, 2019, an investor exercised 1,000,000 warrants at $0.075 for proceeds of $75,000. These proceeds were used to fund the ongoing operations of the Company.

On May 1, 2019, Director Frank Monti resigned as a director from the Company’s board of directors. Mr. Monti was awarded 50,000 restricted common shares of Company stock. The Company will recognize an expense of $48,750 ($0.975 per share) as stock-based compensation expense on its condensed consolidated statement of operations. As of this report date these shares have not been issued.

On May 8, 2019, the Company agreed with two noteholders, including a related party, to fully settle two $80,000 notes including accrued interest, as part of a future warrant exercise whereby the Company would reduce the cash payment required for the warrant exercise by the amount of note principal and accrued interest on this note.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company is currently in default under this note resultant from failing to maintain payments of $5,000 per month. As of March 31, 2019, the Company has made payments totaling $18,000, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $291,024.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
10.1	Conversion of $378,000 debt plus accrued interest held by Vincent Celentano (et. al.) converted to equity	10-K	3/28/19	10.36
10.2	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
10.3	Employment agreement with Dave Anderson, Executive Vice President and Chief Operations Officer	8-K	3/12/19	10.1
10.4	Commercial Lease agreement between Basanite Industries LLC and CAMTOM, LLC	8-K	1/31/19	10.1
10.5	Letter of resignation Vincent L. Celentano	8-K	1/24/19	99.1
10.6	Employment Agreement dated April 29, 2019 between Basanite, Inc. and Richard Krolewski.	8-K	4/23/19	10.1
10.7	Six-month convertible note Michael Barbera in the amount of $50,000 at 15% interest				Filed
10.8	Ninety-day note payable with individual investor in the amount of $80,000 at 15% interest				Filed
10.9	Ninety-day note payable with related party RVRM Holdings LLC in the amount of $80,000 at 15% interest				Filed
10.10	First amendment to lease agreement with CAMTON, LLC dated March 25, 2019				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
32.1	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019

Basanite, Inc.

By:	/s/ Richard Krolewski
Richard Krolewski
President Chief Executive Officer

/s/ David Anderson
David Anderson
Chief Operations Officer
Interim Principal Financial Officer