Form 10-Q
period 2019-06-30
BASANITE, INC.
filed 2019-08-19
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 18, 2019
Common Stock, $0.001 Par Value Per Share	196,902,278

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$927,480	$121,831
Accounts receivable, net	2,898	883
Inventory	168,445	56,586
Prepaid expenses	41,030	83,177
Other current assets	191,971	24,000
TOTAL CURRENT ASSETS	1,331,824	286,477

Lease right of use asset	1,326,588	—
Fixed assets, net	624,107	23,700
Deposits	22,500	200,000
	1,973,195	223,700
TOTAL ASSETS	$3,305,019	$510,177

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$233,764	$1,002,238
Due to related party	—	3,422
Accrued expenses	465,618	633,047
Accrued legal liability	781,294	—
Notes payable	222,462	—
Notes payable - related party	—	325,425
Notes payable - convertible	303,524	293,524
Notes payable - convertible - related party	50,000	290,273
Lease liability - current portion	206,053	—
TOTAL CURRENT LIABILITIES	2,262,715	2,547,929

Lease liability - net of current portion	1,218,165	—

TOTAL LIABILITIES	3,480,880	2,547,929

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,902,278 and 154,202,008 shares issued and outstanding, respectively as of June 30, 2019 and December 31, 2018	196,903	154,202
Additional paid in capital	23,249,862	18,718,283
Accumulated deficit	(23,622,626)	(21,135,252)
TOTAL STOCKHOLDERS' DEFICIT - CONTROLLING INTEREST	(175,861)	(2,262,767)
Non-controlling interest	—	225,015
TOTAL STOCKHOLDERS' DEFICIT	(175,861)	(2,037,752)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,305,019	$510,177

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Products Sales - Rebar	$2,898	$5,872	$2,898	$84,152
Total revenue	2,898	5,872	2,898	84,152

Total cost of goods sold	41,176	8,546	44,469	86,987

Gross loss	(38,278)	(2,674)	(41,571)	(2,835)

OPERATING EXPENSES
Professional fees	62,410	56,982	214,274	90,370
Payroll, taxes and benefits	227,697	69,438	317,309	166,432
Consulting	58,017	118,742	216,090	219,691
General and administrative	1,245,688	318,840	1,499,717	788,060
Bad debt expense	—	—	—	24,242
Total operating expenses	1,593,812	564,002	2,247,390	1,288,795

NET LOSS FROM OPERATIONS	(1,632,090)	(566,676)	(2,288,961)	(1,291,630)

OTHER INCOME (EXPENSE)
Gain on sale of a fixed asset	—	—	700	—
Miscellaneous income	1,274	—	1,274	—
Gain on settlement of payable	137,497	—	137,497	—
Gain (loss) on extinguishment of debt	2,886	(90,061)	2,886	(90,061)
Impairment of fixed assets	(1,478)	—	(1,478)	—
Interest expense	(15,632)	(29,546)	(47,142)	(52,408)
Total other income (expense)	124,547	(119,607)	93,737	(142,469)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(1,507,543)	(686,283)	(2,195,224)	(1,434,099)

LOSS FROM DISCONTINUED OPERATIONS	—	(10,912)	—	(19,153)

Deemed dividends	(292,150)	—	(292,150)	—

NET LOSS	(1,799,693)	(697,195)	(2,487,374)	(1,453,252)
Net loss attributable to non-controlling interest	—	(595)	—	352
Net loss attributable to controlling interest	$(1,799,693)	$(696,600)	$(2,487,374)	$(1,453,604)

Net loss per share - basic and diluted
Continuing operations	$(0.008)	$(0.005)	$(0.013)	$(0.011)
Discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Total	$(0.008)	$(0.005)	$(0.013)	$(0.011)

Weighted average number of shares outstanding - basic and diluted	188,411,391	131,018,674	174,155,883	130,060,338

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

									Total
					Additional			Non-	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	(Deficit)
Balance January 1, 2018	—	$—	128,305,800	$128,306	$14,917,066	$(15,225,303)	$(500)	$224,475	$44,044

Stock-based compensation	—	—	—	—	278,304	—	—	—	278,304

Stock issued for cash	—	—	1,858,333	1,858	479,392	—	—	—	481,250

Related party forgiveness of debt	—	—	—	—	215,300	—	—	—	215,300

Subscription receivable	—	—	—	—	—	—	500	—	500

Net loss	—	—	—	—	—	(755,814)	—	(243)	(756,057)

Balance March 31, 2018	—	—	130,164,133	130,164	15,890,062	(15,981,117)	—	224,232	263,341

Stock-based compensation	—	—	—	—	207,788	—	—	—	207,788

Stock issued for cash	—	—	579,966	580	93,411	—	—	—	93,991

Shares issued for debt extension	—	—	274,575	275	89,786	—	—	—	90,061

Net income (loss)	—	—	—	—	—	(696,600)	—	(595)	(697,195)

Balance June 30, 2018	—	$—	131,018,674	$131,019	$16,281,047	$(16,677,717)	$—	$223,637	$(42,014)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

					Additional		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Deficit

Balance January 1, 2019	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$225,015	$(2,037,752)

Shares issued to convert notes payable	—	—	1,700,985	1,701	507,477	—	—	509,178

Stock-based compensation	—	—	—	—	73,603	—	—	73,603

Stock issued for cash	—	—	15,500,000	15,500	759,500	—	—	775,000

Stock issued to purchase non-controlling interest in Basalt America Territory #1	—	—	2,010,000	2,010	223,005	—	(225,015)	—

Net loss	—	—	—	—	—	(687,681)	—	(687,681)

Balance March 31, 2019	—	—	173,412,993	173,413	20,281,868	(21,822,933)	—	(1,367,652)

Stock-based compensation	—	—	—	—	1,045,734	—	—	1,045,734

Stock issued for cash	—	—	5,778,570	5,779	479,221	—	—	485,000

Warrants exercised for cash	—	—	17,710,715	17,711	1,150,889	—	—	1,168,600

Deemed dividend on common stock	—	—	—	—	292,150	—	—	292,150

Net loss	—	—	—	—	—	(1,799,693)	—	(1,799,693)

Balance June 30, 2019	—	$—	196,902,278	$196,903	$23,249,862	$(23,622,626)	$—	$(175,861)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(2,487,374)	$(1,453,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	24,242
Amortization of right of use asset	97,630	—
Depreciation	4,409	19,879
Loss on extinguishment of debt	—	90,061
Impairment of fixed assets	1,478	—
Deemed dividend	292,150
Stock-based compensation	1,119,336	486,092
Amortization of license agreement	—	25,205
Changes in operating assets and liabilities:		—
(Increase) decrease in prepaid expense	28,574	(54,040)
(Increase) decrease in inventory	(111,859)	80,891
(Increase) decrease in deposit		(200,000)
(Increase) decrease in accounts receivable	(2,015)	(82,790)
(Increase) in other current assets	(167,971)
Increase in accounts payable and accrued expenses	(6,734)	140,342
Net cash used in operating activities	(1,232,376)	(923,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(406,294)	(2,935)
Deposits on machinery and equipment	(22,500)	—
Net cash used in investing activities	(428,794)	(2,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party, net	—	303,300
Repayment of convertible notes payable	(20,000)	—
Proceeds from notes payable and notes payable related	274,070	—
Repayment of note payable	(50,000)	(30,000)
Proceeds from sale of common stock	2,262,749	475,741
Net cash provided by financing activities	2,466,819	749,041

NET INCREASE (DECREASE) IN CASH	805,649	(177,616)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,831	188,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$927,480	$11,122

Supplemental cash flow information:
Cash paid for interest expense	$10,180	$—

Supplemental disclosure of non cash investing and financing activities:
Related party forgiveness recorded as additional paid-in capital	$—	$215,300
Conversion of notes payable into common stock	$509,178	$—
Commons shares issued to acquire interest in joint venture	$502,500	$—

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Overview and Basis of Presentation

On May 30, 2006, Basanite, Inc., was organized as a Nevada corporation. Basanite and its wholly owned subsidiaries are herein referred to as the "Company". Currently based in Pompano Beach, Florida, the Company manufactures concrete-reinforcing products made from basalt fiber reinforced polymers (BFRP) such as its primary product BasaFlex. This UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts therefore addressing the industry’s current corrosion issues.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2019 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America formerly known as Rockstar Acquisitions, LLC.

(C) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2019, the Company has an accumulated deficit of approximately $23.6 million, a working capital deficiency of approximately $931,000 and cash used in operations of approximately $1,232,000 for the six months ended June 30, 2019. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

The Company believes that it has sufficient capital to fund its planned operations to enter into the fourth quarter of calendar year 2019.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(C) Inventories

The Company’s inventories consist of raw materials and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Raw inventory is comprised of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. As of June 30, 2019 and December 31, 2018, the inventory reserve for these factors was $0 and $240,121, respectively. The Company’s inventory at June 30, 2019 and December 31, 2018 was comprised of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Finished goods	$139,812	$56,586
Raw materials	28,633	—
Inventory, net	$168,445	$56,586

(D) Fixed assets

Fixed assets consist of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Computer equipment	$7,268	$13,813
Machinery, net of impairment	522,807	20,000
Leasehold improvements	17,205	-
Office furniture and equipment	62,926	-
Trade show materials	24,700	-
Website development	24,775	24,775
	659,681	58,588
Accumulated depreciation	(35,574)	(34,888)
	$624,107	$23,700

Depreciation expense for the three and six months ended June 30, 2019 was $2,851 and $4,409, respectively, compared to $9,940 and $19,879 to the three and six months ended June 30, 2018.

(E) Loss Per Share

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

Dilutive shares not included in loss per share computation	June 30, 2019	December 31, 2018
	(unaudited)
Options	5,067,500	2,587,500
Warrants	30,009,523	18,025,000
Convertible shares	—	2,715,897
Total common share equivalents	35,077,023	23,328,397

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(F) Stock-Based Compensation

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

(G) Noncontrolling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in condensed consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $0 and $540 for the six months and year ended June 30, 2019 and December 31, 2018, respectively are included in the condensed consolidated financial statements.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company issued 2,010,000 restricted common shares. The non-controlling investors were issued these shares on March 21, 2019 and the Company took control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying condensed consolidated financial statements. As a result of this unwinding, Basalt America Territory 1, LLC was fully consolidated into Basalt America.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. The Company has adopted this standard effective January 1, 2019 using the modified retrospective model. Discussion of the impact of this standard is included in Note 4 – Operating Lease.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 4 – OPERATING LEASE

On January 31, 2019, the Company entered into an agreement to lease approximately 25,470 square feet of office and manufacturing space in Pompano Beach, Florida. The term is approximately five years and two months. On March 25, 2019, the Company entered into an amendment to the agreement to increase the square footage of leased premises to 36,900 square feet increasing the Company’s base rent obligation to be approximately $33,825 per month for one year and nine months and thereafter, increasing annually at a rate of three percent for the remainder of the lease term. The aggregate base rent payments for the term of the lease is $2,073,344. Additionally, the lease deposit required under the lease amendment is $74,000.

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company recorded a lease right of use asset and a lease liability at present value of $1,405,804, respectively. The Company recorded this amount at present value, in accordance with the standard, using a discount rate of 15% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be straight line amortized over the life of the expected lease term. For the expected term of the lease, the Company will use the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The lease right of use asset of will be amortized over the term of the lease. For the six months ended June 30, 2019, the Company recorded rent expense of $173,370. The future minimum lease payments to be made under operating lease as of June 30, 2019:

2019	202,950
2020	405,900
2021	415,033
2022	427,484
2023	440,308
2024	110,884
Total	$2,002,559

The following maturity schedule of lease liability as of June 30, 2019:

June 30,2019
(Unaudited)
2020	206,053
2021	242,259
2022	294,345
2023	355,199
2024	326,362
Total lease payments	$1,424,218

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2019, the weighted-average remaining lease term is 4.75 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended June 30, 2019 and 2018, the Company expensed $92,478 and $13,444, respectively for rent. For the six months ended June 30, 2019 and 2018, the Company expensed $211,696 and $75,590, respectively for rent.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY – CONVERTIBLE

Notes Payable – Related Party – Convertible totaled $50,000 and $290,273 at June 30, 2019 and December 31, 2018, respectively. In March 2019, under the terms of the original agreements, the principal balance of the outstanding notes payable totaling $290,273 plus accrued interest totaling $131,178, was converted into 1,700,985 restricted common shares.

On January 18, 2019, the Company entered into secured convertible promissory note agreement with a related party in the amount of $50,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes may be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the note is converted, the investor is entitled to receive five-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note. As of June 30, 2019, this note had accrued interest in the amount of $3,372.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE

Notes Payable – Convertible consists of the following at June 30, 2019 and December 31, 2018, respectively:

		June 30, 2019	December 31, 2018
		(unaudited)
Note Payable – convertible at $0.35 per share	(a)	$283,524	$293,524
Note Payable – convertible at $0.05 per share	(b)	20,000	—
		$303,524	$293,524

(a)

As indicated below, the Company entered into a convertible note bearing an interest rate of 15%. Under terms of the agreement, the rate of interest on this note increased to 15% effective January 18, 2019. The Company has begun making monthly payments but is not current as required by an extension and is therefore in default under this agreement. As a result, the Company has classified this note as a current liability.

(b)

On January 18, 2019, the Company entered into a secured convertible promissory note agreement with an accredited investor in the amount of $20,000. This note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the note can be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the note is converted, the investor is entitled to receive five-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note. As of June 30, 2019, the note had accrued interest of $1,349.

Interest expense for the Company’s convertible notes payable for the three and six months ended June 30, 2019 was $9,503 and $25,119, respectively, compared to $5,236 and $10,414 to the three and six months ended June 30, 2018. Accrued interest for the Company’s convertible notes payable at June 30, 2019 and December 31, 2018 was $77,546 and $66,558.

NOTE 7 – NOTES PAYABLE

Notes Payable consists of the following as of June 30, 2019 and December 31, 2018, respectively:

		June 30, 2019	December 31, 2018
		(unaudited)
Demand notes payable	(a)	$191,965	$—
Notes payable	(b)	30,497
		$222,462	$—

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 7 – NOTES PAYABLE (continued)

(a)

During the year ended December 31, 2018, the Company issued unsecured, 4% demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC, the personal holding company of our former chairman and chief executive officer at the time of the notes, Vincent L. Celentano. As of December 31, 2018, these notes had accrued interest of $10,252. Effective February 26, 2019, the Company applied $68,460 of note principal and $2,428 of accrued interest under these notes from a note receivable from an affiliated entity to VCVC. At December 31, 2018, these notes were recorded as Note Payable – Related Party (See Note 9). At June 30, 2019, these notes had accrued interest of $7,882.

(b)

On March 26, 2019 and April 29, 2019, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.79% and last through March of 2020.

Interest expense for the Company’s notes payable for the three and six months ended June 30, 2019 was $4,193 and $2,482, respectively, compared to $0 and $386 to the three and six months ended June 30, 2018. Accrued interest for the Company’s notes payable at June 30, 2019 and December 31, 2018 was $7,882 and $0, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

		June 30, 2019	December 31, 2018
		(unaudited)
Vincent Celentano demand notes payable @ 7% interest	(a)	$—	$15,000
VCVC, LLC demand notes payable @ 4% interest	(b)	—	260,425
EAC Management, LLC demand note @ 5% interest	(c)	—	50,000
		$—	$325,425

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

(b)

See (a) in Note 7 for information regarding this note payable.

(c)

On March 28, 2018, the Company borrowed $50,000 under a credit line from EAC. On September 19, 2018, EAC granted the Company an initial extension until October 15, 2018, since extended through May 1, 2019 to repay the Demand Note originally called on April 13, 2018. At December 31, 2018, the credit line had a balance of $50,000 and accrued interest of $2,500. On April 11, 2019, the Company entered into a settlement agreement with EAC whereby it repaid this obligation. In conjunction with this repayment, EAC forgave interest in the amount of $3,192 and $32,000 of past due consulting fees. The $32,000 forgiveness resulted in a gain on the settlement of a payable. No additional amounts are due with respect to the credit line.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2019 was $1,926 and $2,926, respectively compared to $8,397 and $17,072 to the three and six months ended June 30, 2018. Accrued interest for the Company’s notes payable-related party at June 30, 2019 and December 31, 2018 was $0 and $14,427, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Basalt America and RAW Energy Materials Corp., Global Energy Sciences, LLC, and RAW LLC

On April 18, 2018, Basalt America and the Company received a letter from counsel representing RAW LLC providing formal notice that Basalt America and the Company had breached and/or violated several sections of its license agreement and amendments, and that RAW LLC was immediately terminating all agreements and amendments. See Legal Matters below in this Note 9.

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, for the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used for the purchase of inventory from May to August 2017. The Company initially owned 55.3% of the joint venture and the investors owned 44.7% of the joint venture. Through December 31, 2018, the Company entered into financing term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory.

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company took control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

Legal Matters

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s past office space) indicating that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due rent due as of April 1, 2014. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord and the Company has reserved the entire amount. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs in its audited financial statements. The Company intends to continue its efforts to work with the landlord to reach a mutually agreeable solution and is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

On December 15, 2016, a third-party driver drove his car through the Company’s previous retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The city of Fort Lauderdale declared the building an unsafe structure, and the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted the Company’s ability to sell to and service its customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The company is presently in suit for all damages suffered. The case is set for a jury trial on August 19, 2019.

While the Company is optimistic of a recovery, there can be no assurances as to the result of the suit.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials, Corp, v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement, and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials has recently amended the case to add a count under the Florida consumer protection statute and the Company has requested an immediate dismissal, that motion to dismiss was heard on March 27, 2019 and was denied. Rockstar likewise anticipates bringing a counterclaim against RAW Materials and may also attempt to pursue a similar claim against RAW Materials principal, Don Smith. Notwithstanding the foregoing, the Company and all the defendants intend to seek a favorable out of court settlement. Given the current state of the evidence it is not possible to estimate the potential value of RAW Materials claim; however, to date, little to no evidence, has been produced to support the claim and the Company and all the defendants believes that its counterclaim will off-set any potential recovery by RAW Materials.

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

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

On March 14, 2019, noteholders including Vincent L. Celentano, the Company’s former chairman and chief executive officer, converted their convertible notes payable with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company. At the time of conversion, these notes were no longer considered related party notes effective upon the resignation of Mr. Celentano as a chairman and chief executive officer.

On May 1, 2019, holders of warrants to purchase common stock were given the opportunity to exercise their warrants at a 20% discount to their original strike price in an effort to raise additional operating capital. Holders were given until May 15, 2019 to exercise at the discounted rate. On May 17, 2019, the Company agreed to issue 17,710,715 shares of its common stock, par value $.001 per share, in exchange for $1,168,600 as the result of the discounted exercise of certain outstanding warrants issued by the Company in the past to various accredited investors. In connection with the issuance of common stock, $292,150 was recognized as a deemed dividend on the warrants during the six months ended June 30, 2019, which represents the intrinsic value of the discounted exercise price of the warrants exercised as the holders of the warrants are also common shareholders.

During the six months ended June 30, 2019, the Company issued 38,989,285 restricted common shares for proceeds received in the amount of $2,428,600 from the sale of stock from accredited investors and related parties, including the $1,168,600 from the discounted warrant exercise. Included in the total shares issued, 13,000,000 of these shares were issued to related parties.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the three and six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
Risk-free interest rate (weighted average)	2.32%	1.91%
Expected volatility (weighted average)	781.08%	133.29%
Expected term (in years)	5.5	3
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

Expected Volatility

The expected stock price volatility for the Company’s common stock was determined by examining the historical volatility and trading history for its common stock over a term consistent with the expected term of its options.

Expected Term

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the Company’s historical experience with its stock option grants.

Expected Dividend Yield	The expected dividend yield of 0% is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not anticipate paying any dividends in the near future.

Forfeitures

Stock compensation expense recognized in the statements of operations for the six months ended June 30, 2019 and 2018 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures.

The following table summarize all options grants to consultants, directors and employees for the three and six months ended June 30, 2019 (unaudited) and June 30, 2018 and the related changes during these periods are presented below.

	June 30, 2019	June 30, 2018
Options outstanding and exercisable	5,042,500	5,007,500
Weighted-average exercise price	$0.40	$0.43
Aggregate intrinsic value	$1,503,513	—
Weighted-average remaining contractual term (years)	5.2	4.6

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the six months ended June 30, 2019, 2,500,000 options were issued. Of the options issued and outstanding, 5,042,500 and 5,007,500 were vested as of June 30, 2019 and June 30, 2018, respectively. During the three months ended June 30, 2019 and 2018, total stock option expense amount to $1,045,734 and $1,514, respectively. During the six months ended June 30, 2019 and 2018, total stock option expense amounted to $1,046,972 and $3,028, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 11 – OPTIONS AND WARRANTS (continued)

Stock Warrants:

The Company used the following assumptions to estimate the fair value of warrants granted under its stock warrant plans for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
Risk-free interest rate (weighted average)	2.39%	2.65%
Expected volatility (weighted average)	930.05%	900.85%
Expected term (in years)	3	3.5
Expected dividend yield	0.00%	0.00%

The following table summarize all warrants grants to consultants, directors and employees as well as investors for the six months ended June 30, 2019 (unaudited) and the related changes during these periods are presented below.

	June 30, 2019	June 30, 2018
Warrants outstanding and exercisable	30,009,523	6,175,000
Weighted-average exercise price	$0.21	$0.48
Aggregate intrinsic value	$14,701,119	—
Weighted-average remaining contractual term (years)	4.2	4.5

During the three months ended June 30, 2019 and 2018, total stock warrant expense amount to $0 and $206,274, respectively. During the six months ended June 30, 2019 and 2018, total stock warrant expense amounted to $72,364 and $483,064, respectively.

NOTE 12 – RELATED PARTIES

On February 14, 2019, the Company received a $100,000 investment from an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in consideration for 2,000,000 restricted common shares and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share. On May 9, 2019, during the discounted exercise event, the entity exercised its 2,000,000 warrants at a discounted price of $.06 for a total investment of $120,000.

On February 27, 2019, the Company received a total of $50,000 investment, from Michael Barbera, a member of our Board of Directors, in consideration for 1,000,000 restricted common shares ($0.05 per share) and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $0.075 per share. On May 15, 2019, during the discounted exercise event, 1,000,000 warrants were exercised at a discounted price of $.06 for a total investment of $60,000.

On March 9, 2019, an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, during the discounted exercise event, 4,000,000 warrants were exercised at a discounted price of $.06 for a total investment of $240,000.

On March 15, 2019, the Company received a total of $100,000 investment from Paul M. Sallarulo, a member of our Board of Directors in consideration for 2,000,000 restricted common shares ($0.05 per share) and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operating Officer, in consideration for 500,000 restricted common shares ($0.05 per share) and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share. On May 15, 2019, during the discounted exercise event, the 500,000 warrants were exercised at a discounted price of $.06 for a total investment of $30,000.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

Common Stock and Equity

On February 26, 2019, the Company reserved 50,000 shares of Basanite, Inc. restricted common shares (25,000 for an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors and 25,000 for an accredited investor) to be issued to a designee of their choice at a future date. The parties requested for the issuance of the common stock on July 23, 2019. As of this report date, these shares have not been issued.

Convertible notes payable

On July 18, 2019, the $50,000 convertible note held by a related party matured. The Company will carry out the original terms of the agreement (see Note 5 and 6). As of this filing date, shares have not been issued nor has the note been satisfied.

On July 18, 2019, the $20,000 convertible note held by an investor matured. The Company will carry out the original terms of the agreement (see Note 5 and 6). As of this filing date, shares have not been issued nor has the note been satisfied.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and six months ended June 30, 2019 and 2018. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the period ended December 31, 2018 filed with the SEC on March 28, 2019.

On August 13, 2018, the Company formed a new wholly-owned subsidiary, Basanite Industries, LLC. Basanite Industries, LLC was incorporated in Delaware with the intent of manufacturing BasaFlex, which is a type of fiber reinforced polymer rebar. Fiber reinforced polymer rebar is a stronger, lighter, sustainable, non-corrosive, replacement for traditional steel rebar

Since the formation of Basanite Industries, LLC, we have moved our headquarters to a facility located in Pompano Beach, Florida that is approximately 36,900 square feet in size. During the first two quarters of 2019, we began preparation of the facility for production using a new line of production machinery and new raw materials. Once the new machines are fully functional, the facility will have the ability to produce approximately two to three miles of basalt fiber reinforced polymer rebar per day. We have not yet commenced manufacturing operations, but we expect to during the third quarter of 2019.

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

We believe that macroeconomic factors, such as the need for global infrastructure repair and trends towards the consideration of lifespan of projects and materials as well as their environmental impact, position us to benefit from the construction industry’s growing interest in the use of alternative reinforcement materials.

Once we commence our manufacturing operations, we expect that a substantial number of customers will request terms for payment. We believe that we will need to grant customers anywhere from 30 to 90 days to complete payment in order to be competitive. We recognize that there is risk associated with granting terms to certain customers in the construction industry. Our target customers are precast concrete companies, building contractors, wall builders; home builders, composite concrete companies as well as large distributors serving general construction industry. Accordingly, we are exploring methods of protecting our interests through the filing of liens against projects to which we deliver our products prior to payment being made.

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

Discontinued Operations

Revenue - During the three and six months ended June 30, 2019, there was no revenue from discontinued operations compared to $0 and $16,460, respectively for the same period in the prior year. The revenue in the prior year was due to an agency agreement from the discontinued clothing segment.

Cost of goods sold - During the three and six months ended June 30, 2019, there was no cost of goods sold from discontinued operations compared to $8,829 and $33,530, respectively for the same period in the prior year. The cost of goods sold in the current year was from residual costs from prior periods.

Results of Operations

Revenue – The Company had $2,898 of revenues as a result of sales of finished goods sold for both the three and six months ended June 30, 2019 compared to $5,872 and $84,152, respectively for the same period in the prior year. The decrease was a result of the Company’s retooling of machinery and acquisition of new raw materials in preparation to shift focus to a new production of materials in order to derive outputs that can be tightly controlled in terms of quality and specifications.

Cost of Goods Sold

During the three and six months ended June 30, 2019, the Company had cost of sales of $41,176 and $44,469 compared to $8,546 and $86,987, respectively for the same period in the prior year. Cost of goods sold consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Product cost	$725	$7,838	$725	$79,164
Equipment rental and maintenance	12,019	—	12,019	—
Supplies	23,777	—	26,616	—
Shipping cost	4,655	473	5,109	4,457
Sales commission	—	235	—	3,366
Total cost of goods sold	$41,176	$8,546	$44,469	$86,987

For the three and six months ended June 30, 2019, the Company had a negative gross margin from continuing operations in the amount of $38,278 and $41,571 compared to a negative gross margin from continuing operations in the amount of $2,674 and $2,835, respectively for the same period in the prior year. The Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of products. The Company’s initial sales were at very low gross margins to try to gain market share and gain exposure to the product. In the future, as the Company's product gains acceptance it is expected for margins to increase.

Operating Expenses

Professional fees – During the three months ended June 30, 2019 and 2018 professional fees were $62,410 compared to $56,982 for the same period in the prior year. The decrease was minimal as during both periods, the Company had paid similar amounts for legal and accounting services.

During the six months ended June 30, 2019 and 2018 professional fees were $214,274 compared to $90,370 for the same period in the prior year. The increased cost was due to higher legal expense in the current period resulting from litigation with its supplier and consultants.

Payroll and payroll taxes – During the three months ended June 30, 2019 and 2018, payroll and payroll taxes were $227,697 compared to $69,438 for the same period last year.

During the six months ended June 30, 2019 and 2018, payroll and payroll taxes were $317,309 compared to $166,432 for the same period last year. The increase was due to the fact that all consultants became employees at the conclusion of their consulting agreements. All became employed by the Company in the six months ended June 30, 2019 increasing payroll and payroll taxes.

Consulting - During the three months ended June 30, 2019, consulting fees were $58,017 and $118,742 for the same period in the prior year. The decrease is due to the termination and completion of a couple of consulting agreements, such as senior management and management consulting agreements.

During the six months ended June 30, 2019, consulting fees were $216,090 compared to $219,691 for the same period in the prior year. The decrease was minimal as during both periods, the Company had amounts paid under consulting agreements to senior management.

General and administrative – During the three months ended June 30, 2019, general and administrative expenses were $1,245,688 compared to $318,840 for the same period in the prior year. The increase is largely due to the higher stock-based compensation expense in the current year of $1,045,734.

During the six months ended June 30, 2019, general and administrative expenses were $1,499,718 compared to $788,060 for the same period in the prior year. The increase is largely due to the higher stock-based compensation expense in the current year of $1,119,337 compared to $486,092 in the prior year.

Bad debt expense - There was no bad debt expense in the three months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019, the Company had no bad debt expense compared to $24,242 for the same period last year as a result of sales in the current period where the collectability of those sales that were doubtful as to their collectability.

Other Expenses

Interest expense - During the three and six months ended June 30, 2019 and 2018, interest expense was $15,632 and $47,142 compared to $29,546 and $52,408, respectively, for the same period in the prior year. The decrease is due to the overall reduction of debt due to repayments of debt or debt conversions.

Disposition of fixed asset - During the three and six months ended June 30, 2019 and 2018, the Company had $0 and $0 compared to a gain of $700 and a loss of $1,478, respectively, for the same period in the prior year.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2019, the Company had an accumulated deficit of $23,622,626. The Company has also dedicated substantial resources to research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to develop our Basanite Industries, LLC business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require additional financing for the continued development of the Basanite Industries, LLC.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. This has continued through the first half of 2019 and will continue until we have cash flow to cover our expenses.

At June 30, 2019, the Company had cash of $927,480 compared to $121,831 at December 31, 2018.

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

Cash Flows

Net cash used in operating activities amounted to $1,232,376 and $923,722 for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, we used $428,794 net cash for investing activities compared $2,935 used in the same period in the prior fiscal year.

During the six months ended June 30, 2019, we had $2,466,819 net cash provided by financing activities from proceeds received $2,262,749 net cash from the sale of stock from accredited investors and related parties for 38,989,285 restricted common shares issued/to be issued for $2,428,600 less $165,851 of notes payable repayment proceeds, as well as borrowing $274,070 from the issuance of convertible and short-term notes payable, including from related parties less $20,000 of a partial repayment of a convertible note and $50,000 of full repayment of demand note payable.

During the six months ended June 30, 2018, we had $749,041 net cash provided by financing activities during the prior year through notes payable from related parties in the amount of $303,300 and the sale of stock in the amount of $475,741 offset by the repayment of a note payable in the amount of $30,000.

We do not believe that our cash on hand at June 30, 2019 will be sufficient to fund our current working capital requirements as we try to develop our fiber reinforced polymer rebar manufacturing business. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019 management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2019 based on the material weaknesses described below.

As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2019.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. In order to mitigate the foregoing material weaknesses, we have continued to engage outside accounting consultants to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that the engagement of such consultants will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s past office space) indicating that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due rent due as of April 1, 2014. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord and the Company has reserved the entire amount. On April 22, 2015 the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs in its audited financial statements. The Company intends to continue its efforts to work with the landlord to reach a mutually agreeable solution and is currently attempting to raise additional capital to address the default, as well its other outstanding obligations and working capital requirements.

On December 15, 2016, a third-party driver drove his car through the company’s previous retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The city of Fort Lauderdale declared the building an unsafe structure, and the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted the Company’s ability to sell to and service its customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The company is presently in suit for all damages suffered. The case is set for a jury trial on August 19, 2019.

While the Company is optimistic of a recovery, there can be no assurances as to the result of the suit.

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials, Corp, v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement, and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials has recently amended the case to add a count under the Florida consumer protection statute and the Company has requested an immediate dismissal, that motion to dismiss was heard on March 27, 2019 and was denied. Rockstar likewise anticipates bringing a counterclaim against RAW Materials and may also attempt to pursue a similar claim against RAW Materials principal, Don

Smith. Notwithstanding the foregoing, the Company and all the defendants intend to seek a favorable out of court settlement. Given the current state of the evidence it is not possible to estimate the potential value of RAW Materials claim; however, to date, little to no evidence has been produced to support the claim and the Company and all the defendants believes that its counterclaim will off-set any potential recovery by RAW Materials.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we have sold the securities below without registration under the Securities Act of 1933, as amended, under the exemption provided by Section 4(a)(2) of the Securities Act. The securities contain legends restricting their transferability absent registration or applicable exemption. No fees of commissions were paid in connection with any of the transactions. Proceeds were used for working capital purposes.

During the three months ended June 30, 2019, the Company issued 23,489,285 restricted commons shares for proceeds received in the amount of $1,653,600 from the sale of stock from accredited investors and related parties at per share exercise and per share prices ranging from $0.06 to $0.48, including the $1,168,000 from the discounted warrant exercise. Included in the total shares issued, 8,668,600 of these shares were issued to related parties.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company is currently maintaining the required payments of $5,000 per month. As of June 30, 2019, the Company has made payments totaling $25,500, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $283,524.

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

Date: August 19, 2019

Basanite, Inc.

By:	/s/ Richard Krolewski
Richard Krolewski
President Chief Executive Officer

/s/ Isabella Barbera
Isabella Barbera
Chief Financial Officer