Form 10-Q
period 2019-09-30
BASANITE, INC.
filed 2019-11-14
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 14, 2019
Common Stock, $0.001 Par Value Per Share	198,690,730

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$264,459	$121,831
Accounts receivable, net	1,312	883
Inventory	168,021	56,586
Prepaid expenses	37,636	83,177
Other current assets	132,825	24,000
TOTAL CURRENT ASSETS	604,253	286,477

Lease right-of-use asset	1,272,514	—
Fixed assets, net	683,658	23,700
Deposits	22,500	200,000
	1,978,672	223,700

TOTAL ASSETS	$2,582,925	$510,177

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$162,163	$1,002,238
Due to related party	—	3,422
Accrued expenses	479,593	633,047
Accrued legal liability	785,950	—
Notes payable	222,766	—
Notes payable - related party	—	325,425
Notes payable - convertible	276,024	293,524
Notes payable - convertible - related party	—	290,273
Lease liability - current portion	213,877	—
TOTAL CURRENT LIABILITIES	2,140,373	2,547,929

Lease liability - net of current portion	1,153,906	—

TOTAL LIABILITIES	3,294,279	2,547,929

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 197,390,730 and 154,202,008 shares issued and outstanding as of September 30, 2019 and December 31, 2018	197,391	154,202
Additional paid-in capital	23,599,838	18,718,283
Accumulated deficit	(24,508,583)	(21,135,252)
TOTAL STOCKHOLDERS' DEFICIT - CONTROLLING INTEREST	(711,354)	(2,262,767)
Non-controlling interest	—	225,015
TOTAL STOCKHOLDERS' DEFICIT	(711,354)	(2,037,752)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,582,925	$510,177

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Products sales - rebar	$994	$2,237	$3,892	$86,389
Total revenue	994	2,237	3,892	86,389

Total cost of goods sold	31,295	2,976	85,953	89,963

Gross loss	(30,301)	(739)	(82,061)	(3,574)

OPERATING EXPENSES
Professional fees	68,927	104,537	283,200	194,907
Payroll, taxes and benefits	287,355	41,061	604,664	207,493
Consulting	375	198,417	216,465	418,108
General and administrative	470,955	804,840	1,960,484	1,592,901
Bad debt expense	—	—	—	24,242
Total operating expenses	827,612	1,148,855	3,064,813	2,437,651

NET LOSS FROM OPERATIONS	(857,913)	(1,149,594)	(3,146,874)	(2,441,225)

OTHER INCOME (EXPENSE)
Gain on sale of fixed asset	—	—	700	—
Miscellaneous income	257	—	1,531	—
Gain on settlement of payables	64,050	—	201,547	—
Gain (loss) on extinguishment of debt	—	—	2,886	(90,061)
Impairment of fixed assets	—	—	(1,478)	—
Interest expense	(25,569)	(30,536)	(72,711)	(82,944)
Total other income (expense)	38,738	(30,536)	132,475	(173,005)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(819,175)	(1,180,130)	(3,014,399)	(2,614,230)

LOSS FROM DISCONTINUED OPERATIONS	—	(1,692)	—	(20,844)

Deemed dividends	(66,782)	—	(358,932)	—

NET LOSS	(885,957)	(1,181,822)	(3,373,331)	(2,635,074)
Net loss attributable to non-controlling interest	—	1,378	—	540
Net loss attributable to controlling interest	$(885,957)	$(1,183,200)	$(3,373,331)	$(2,635,614)

Net loss per share - basic and diluted
Continuing operations	$(0.004)	$(0.009)	$(0.017)	$(0.026)
Discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Total	$(0.004)	$(0.009)	$(0.017)	$(0.026)

Weighted average number of shares outstanding - basic and diluted	197,352,143	131,018,674	181,972,940	100,602,229

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

									Total
					Additional			Non-	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	(Deficit)
Balance January 1, 2018	—	$—	128,305,800	$128,306	$14,917,066	$(15,225,303)	$(500)	$224,475	$44,044
Stock-based compensation	—	—	—	—	278,304	—	—	—	278,304
Stock issued for cash	—	—	1,858,333	1,858	479,392	—	—	—	481,250
Related party forgiveness of debt	—	—	—	—	215,300	—	—	—	215,300
Subscription receivable	—	—	—	—	—	—	500	—	500
Net loss	—	—	—	—	—	(755,814)	—	(243)	(756,057)
Balance March 31, 2018	—	—	130,164,133	130,164	15,890,062	(15,981,117)	—	224,232	263,341

Stock-based compensation	—	—	—	—	207,788	—	—	—	207,788
Stock issued for cash	—	—	579,966	580	93,411	—	—	—	93,991
Shares issued for debt extension	—	—	274,575	275	89,786	—	—	—	90,061
Net loss	—	—	—	—	—	(696,600)	—	(595)	(697,195)
Balance June 30, 2018	—	—	131,018,674	131,019	16,281,047	(16,677,717)	—	223,637	(42,014)

Stock-based compensation	—	—	4,500,000	4,500	675,041	—	—	—	679,541
Related party forgiveness of debt	—	—	—	—	100,409	—	—	—	100,409
Stock issued for cash	—	—	4,150,000	4,150	315,849	—	—	—	319,999
Shares issued to convert debt	—	—	3,866,667	3,866	286,133	—	—	—	289,999
Shares cancelled	—	—	(500,000)	(500)	500	—	—	—	—
Net loss	—	—	—	—	—	(1,183,200)	—	1,378	(1,181,822)
Balance September 30, 2018	—	$—	143,035,341	$143,035	$17,658,979	$(17,860,917)	$—	$225,015	$166,112

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

					Additional		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Deficit
Balance January 1, 2019	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$225,015	$(2,037,752)
Shares issued to convert notes payable	—	—	1,700,985	1,701	507,477	—	—	509,178
Stock-based compensation	—	—	—	—	73,603	—	—	73,603
Stock issued for cash	—	—	15,500,000	15,500	759,500	—	—	775,000
Stock issued to purchase non-controlling interest in Basalt America Territory #1	—	—	2,010,000	2,010	223,005	—	(225,015)	—
Net loss	—	—	—	—	—	(687,681)	—	(687,681)
Balance March 31, 2019	—	—	173,412,993	173,413	20,281,868	(21,822,933)	$—	(1,367,652)

Stock-based compensation	—	—	—	—	1,045,734	—	—	1,045,734
Stock issued for cash	—	—	5,778,570	5,779	479,221	—	—	485,000
Warrants exercised for cash	—	—	17,710,715	17,711	1,150,889	—	—	1,168,600
Deemed dividend on common stock	—	—	—	—	292,150	—	—	292,150
Net loss	—	—	—	—	—	(1,799,693)	—	(1,799,693)
Balance June 30, 2019	—	—	196,902,278	196,903	23,249,862	(23,622,626)	—	(175,861)

Stock-based compensation	—	—	—	—	252,510	—	—	252,510
Shares issued to convert notes payable	—	—	438,452	438	21,484	—	—	21,922
Shares issued as loan commitment fee	—	—	50,000	50	9,200	—	—	9,250
Deemed dividend on common stock	—	—	—	—	66,782	—	—	66,782
Net loss	—	—	—	—	—	(885,957)	—	(885,957)
Balance September 30, 2019	—	$—	197,390,730	$197,391	$23,599,838	$(24,508,583)	$—	$(711,354)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(3,373,331)	$(2,635,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	—	540
Bad debt expense	—	24,242
Amortization of right of use asset	126,259	—
Depreciation	10,595	30,142
Amortization of debt discount	—	—
Loss on extinguishment of debt	—	90,061
Impairment of fixed assets	1,478	—
Non-cash interest charges	(30,990)	—
Non-cash loan commitment fee	9,250	—
Deemed dividend	358,932	—
Stock-based compensation	1,371,847	1,165,633
Amortization of license agreement	—	37,808
Changes in operating assets and liabilities:
Prepaid expenses	31,968	(59,551)
Inventory	(111,435)	83,187
Deposits	—	—
Accounts receivable	(429)	(82,880)
Other current assets	(108,825)	—
Accounts payable and accrued expenses	(45,577)	252,293
Net cash used in operating activities	(1,760,258)	(1,094,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(672,032)	(2,935)
Deposits on machinery and equipment	177,500	(200,000)
Net cash used in investing activities	(494,532)	(202,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party, net	—	416,325
Repayment of convertible notes payable and convertible notes payable related party	(89,704)	(4,000)
Proceeds from notes payable and notes payable related party	214,300	—
Proceeds from convertible notes payable and convertible notes payable related party	70,000	—
Repayment of notes payable and notes payable related party	(59,926)	(45,900)
Proceeds from sale of common stock	2,262,748	845,739
Net cash provided by financing activities	2,397,418	1,212,164

NET INCREASE (DECREASE) IN CASH	142,628	(84,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,831	188,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$264,459	$103,828

Cash paid for income taxes	$—	$—
Cash paid for interest expense	$22,874	$4,690

Supplemental disclosure of non cash investing and financing activities:
Related party forgiveness recorded as additional paid-in capital	$—	$315,709
Conversion of notes payable into common stock	$531,101	$—
Commons shares issued to aquire interest in joint venture	$502,500	$—
Exchange of notes payable and related interest for common stock	$165,852	$—

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Overview and Basis of Presentation

On May 30, 2006, Basanite, Inc. was organized as a Nevada corporation. Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”. Currently based in Pompano Beach, Florida, the Company intends to manufacture concrete-reinforcing products made from basalt fiber reinforced polymers (“BFRP”) such as its primary product BasaFlex. This UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2019 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America formerly known as Rockstar Acquisitions, LLC.

(C) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2019, the Company has an accumulated deficit of approximately $24.5 million, a working capital deficiency of approximately $1.5 million and cash used in operations of approximately $1.8 million for the nine months ended September 30, 2019. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250 thousand. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

(C) Inventories

The Company’s inventories consist of raw materials and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Raw inventory is comprised of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. As of September 30, 2019, and December 31, 2018, the inventory reserve for these factors was $0 and $240,121, respectively. The Company’s inventory at September 30, 2019 and December 31, 2018 was comprised of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Finished goods	$56,637	$56,586
Raw materials	111,384	—
Inventory	$168,021	$56,586

(D) Fixed assets

Fixed assets consist of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Computer equipment	$7,268	$13,813
Machinery	578,347	20,000
Leasehold improvements	49,602	—
Office furniture and equipment	62,926	—
Website development	27,275	24,775
	725,418	58,588
Accumulated depreciation	(41,760)	(34,888)
	$683,658	$23,700

Depreciation expense for the three and nine months ended September 30, 2019 was $6,187 and $10,595, respectively, compared to $10,262 and $30,142 to the three and nine months ended September 30, 2018.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following are dilutive shares not included in the loss per share computation:

	September 30, 2019	December 31, 2018
	(unaudited)
Options	5,067,500	2,587,500
Warrants	30,276,190	18,025,000
Convertible shares	—	2,715,897
	35,343,690	23,328,397

(F) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

(G) Non-controlling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity; provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary; and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $0 and $540 for the nine months ended September 30, 2019 and 2018, respectively, are included in the consolidated financial statements.

On February 12, 2019, as a result of the termination of the RAW License Agreement
(see Note 9), the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company issued 2,010,000 restricted common shares. The non-controlling investors were issued these shares on March 21, 2019 and the Company took control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements. As a result of this unwinding, Basalt America Territory 1, LLC was fully consolidated into Basalt America.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with employee share-based compensation. It is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2018. The Company has adopted this standard and realized no material impact of the adoption of ASU 2018-07 on its consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

NOTE 4 – OPERATING LEASE

On January 31, 2019, the Company entered into an agreement to lease approximately 25,470 square feet of office and manufacturing space in Pompano Beach, Florida. The term is approximately five years and two months. On March 25, 2019, the Company entered into an amendment to the agreement to increase the square footage of leased premises to 36,900 square feet, increasing the Company’s base rent obligation to be approximately $33,825 per month for one year and nine months, and increasing annually at a rate of three percent for the remainder of the lease term. The aggregate base rent payments for the term of the lease is $2,073,344. Additionally, as a result of the lease amendment, the lease deposit required was increased to $74,000.

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for the new lease in terms of the right-of-use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company recorded a lease right-of-use asset and a lease liability at a present value of $1,405,804. The Company recorded this amount at present value, in accordance with the standard, using a discount rate of 15%, which is representative of the last borrowing rate for notes issued to a non-related party. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be amortized over the life of the expected lease term. For the expected term of the lease, the Company will use the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The future minimum lease payments to be made under the operating lease as of September 30, 2019:

2019	101,475
2020	405,900
2021	415,033
2022	427,484
2023	440,308
2024	110,884
Total minimum lease payments	1,901,084
Discount	(533,301)
Operating lease liability	$1,367,783

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 4 – OPERATING LEASE (continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2019, the weighted-average remaining lease term is 4.50 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended September 30, 2019 and 2018, the Company expensed $105,730 and $37,634, respectively, for rent. For the nine months ended September 30, 2019 and 2018, the Company expensed $317,426 and $113,223, respectively, for rent.

NOTE 5 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $0 and $290,273 at September 30, 2019 and December 31, 2018, respectively.

In March 2019, under the terms of the original agreements, the principal balance of the outstanding notes payable totaling $290,273 plus accrued interest totaling $131,178, was converted into 1,700,985 restricted common shares.

On January 18, 2019, the Company entered into a secured convertible promissory note agreement with a related party in the amount of $50,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes may be converted into shares of the Company’s common stock for a conversion price of $0.05 per share. If the note is converted, the investor is entitled to receive five-year warrants with a strike price of $0.075 per share. The warrants would equal the number of shares received in the conversion of the Secured Convertible Promissory Note. On September 4, 2019, accrued interest in the amount of $4,704 was paid along with the principal in full satisfaction of the note.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $276,024 and $293,524 at September 30, 2019 and December 31, 2018, respectively.

On January 18, 2019, the Company entered into a secured convertible promissory note agreement with an accredited investor in the amount of $20,000. The note has a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes may be converted into shares of the Company’s common stock. If the note is converted, the investor is entitled to receive five-year warrants. On September 24, 2019, the principal balance of $20,000 plus accrued interest of $1,923 was converted into 438,452 restricted common shares at a conversion rate of $0.05 per share.  The investor also received 266,667 five-year warrants with an exercise price of $0.075 per share resulting in a deemed dividend of $66,782.

Interest expense for the Company’s convertible notes payable for the three and nine months ended September 30, 2019 was $5,930 and $31,049, respectively, compared to $7,386 and $19,443 to the three and nine months ended September 30, 2018. Accrued interest for the Company’s convertible notes payable at September 30, 2019 and December 31, 2018 was $74,054 and $66,558.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following as of September 30, 2019 and December 31, 2018, respectively:

		September 30, 2019	December 31, 2018
		(unaudited)
Demand notes payable	(a)	$191,965	$—
Notes payable	(b)	20,571	—
Note payable	(c)	10,230	—
		$222,766	$—

(a)

During the year ended December 31, 2018, the Company issued unsecured, 4% demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC is the personal holding company of Vincent L. Celentano, who was our chairman and chief executive officer at the time of the notes. As of December 31, 2018, these notes had accrued interest of $10,252. Effective February 26, 2019, the Company applied $68,460 of note principal and $2,428 of accrued interest under these notes from a note receivable from an affiliated entity to VCVC. At December 31, 2018, these notes were recorded as Notes payable – related party (See Note 8). At September 30, 2019, these notes had accrued interest of $9,802.

(b)

On March 26, 2019 and April 29, 2019, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.79% and last through March of 2020.

(c)

On September 3, 2019, the Company entered a financing arrangement with their landlord to borrow against their rent payments.  The financing has an interest rate of 7% and lasts through May of 2020.

Interest expense for the Company’s notes payable for the three and nine months ended September 30, 2019 was $2,410 and $4,892, respectively, compared to $0 and $386 to the three and nine months ended September 30, 2018. Accrued interest for the Company’s notes payable at September 30, 2019 and December 31, 2018 was $9,802 and $0, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

		September 30, 2019	December 31, 2018
		(unaudited)
Demand notes payable @ 7% interest	(a)	$—	$15,000
Demand notes payable @ 4% interest	(b)	—	260,425
Demand note @ 5% interest	(c)	—	50,000
		$—	$325,425

(a)

On May 25, 2017 and June 2, 2017, the Company received $5,000 and $10,000, respectively, from its former director, Vincent L. Celentano, in the form of two demand notes. These notes were payable on demand and bore an interest rate of 7%. On February 26, 2019, principal of $15,000 and interest in the amount of $1,839 were converted upon the application of an $87,727 note receivable balance from an entity controlled by Mr. Celentano.

(b)

See (a) in Note 7 for information regarding this note payable.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 8 – NOTES PAYABLE – RELATED PARTY (continued)

(c)

On March 28, 2018, the Company borrowed $50,000 under a credit line from EAC Management, LLC (“EAC”), an entity owned by Edward Cespedes, our former Chief Executive Officer. On September 19, 2018, EAC granted the Company an initial extension until October 15, 2018, which was subsequently extended through May 1, 2019, to repay the credit line which was originally called due on April 13, 2018. At December 31, 2018, the credit line had a balance of $50,000 and accrued interest of $2,500. On April 11, 2019, the Company entered into a settlement agreement with EAC whereby it repaid this obligation. In conjunction with this repayment, EAC forgave interest in the amount of $3,192 and $32,000 of past due consulting fees. The $32,000 forgiveness resulted in a gain on the settlement of a payable. No additional amounts are due with respect to the credit line.

Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2019 was $0 and $1,926, respectively, compared to $7,165 and $24,237 to the three and nine months ended September 30, 2018. Accrued interest for the Company’s notes payable – related party at September 30, 2019 and December 31, 2018 was $0 and $14,427, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Basalt America and RAW Energy Materials Corp., Global Energy Sciences, LLC, and RAW, LLC

On April 18, 2018, Basalt America and the Company received a letter from counsel representing RAW, LLC providing formal notice that Basalt America and the Company had breached and/or violated several sections of its license agreement and amendments, and that RAW, LLC was immediately terminating all agreements and amendments. See Legal Matters below in this Note 9.

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, for the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500, which was used for the purchase of inventory from May to August 2017. The Company initially owned 55.3% of the joint venture and the investors owned 44.7% of the joint venture. Through December 31, 2018, the Company entered into financing term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s past office space) indicating that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord.  The Company has reserved the entire amount. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs as well as interest at 4.75%.

On December 15, 2016, a third-party driver drove his car through the Company’s previous retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The City of Fort Lauderdale declared the building an unsafe structure, the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted the Company’s ability to sell to and service its customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is actively pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The Company recently amended the complaint and the defendant filed a motion to dismiss, which is set to be heard on November 26, 2019.

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials amended the case to add a count under the Florida consumer protection statute and the Company had requested an immediate dismissal.  That motion to dismiss was heard on March 27, 2019 and was denied. The case is currently in a discovery phase with documents having been demanded by the Company and by RAW Materials.

The Company, during the years ended December 31, 2018 and 2017, feels that it did comply with the license agreement, first amendment to the license agreement and the post-closing letter agreement (“the Agreements”) in all material respects and determined to continue to honor the language and acts as required under the Agreements throughout the remainder of 2018. The Board of Directors of the Company had met and decided that the Company had acted in good faith and appropriately honored the Agreements, despite RAW Materials and their affiliated entities not honoring their commitments under the Agreements. As part of complying with the Agreements, the Company properly accrued obligations related to the Agreements on its books, including continuing to accrue amounts due under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC as well as commissions on sales.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT

On March 14, 2019, noteholders including Vincent L. Celentano, the Company’s former chairman and chief executive officer, converted their convertible notes payable with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company. At the time of conversion, these notes were no longer considered related party notes effective upon the resignation of Mr. Celentano as chairman and chief executive officer.

On May 1, 2019, holders of warrants to purchase common stock were given the opportunity to exercise their warrants at a 20% discount to their original strike price in an effort to raise additional operating capital. Holders were given until May 15, 2019 to exercise at the discounted rate. On May 17, 2019, the Company agreed to issue 17,710,715 shares of its common stock, par value $.001 per share, in exchange for $1,168,600 as the result of the discounted exercise of certain outstanding warrants issued by the Company in the past to various accredited investors. In connection with the issuance of common stock, $292,150 was recognized as a deemed dividend on the warrants, which represents the intrinsic value of the discounted exercise price of the warrants exercised as the holders of the warrants are also common shareholders.

On September 24, 2019, a noteholder converted their convertible note payable with principal and accrued interest under the note in the amount of $21,923 in exchange for 438,452 restricted common shares and 266,667 five-year warrants with a strike price of $0.075 per share.  In connection with the issuance of the common stock, $66,782 was recognized as a deemed dividend on the warrants, which represents the intrinsic value of the warrants received as a part of the conversion.

On September 24, 2019, the Company issued 50,000 restricted common shares to two investors (25,000 to a related party and 25,000 to an unrelated party) as part of previous financing arrangements made with the Company.  The common shares were valued at $9,250 ($0.185 per share) and have been recorded as a loan commitment fee.

During the nine months ended September 30, 2019, the Company issued 38,989,285 restricted common shares for proceeds received in the amount of $2,428,600 from the sale of stock from accredited investors and related parties, including the $1,168,600 from the discounted warrant exercise. Included in the total shares issued, 13,000,000 of these shares were issued to related parties.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the three and nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
Risk-free interest rate (weighted average)	2.37%	0.00%
Expected volatility (weighted average)	132.25%	0.00%
Expected term (in years)	4	0
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

Expected Volatility

The expected stock price volatility for the Company’s common stock was determined by examining the historical volatility and trading history for its common stock over a term consistent with the expected term of its options.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 11 – OPTIONS AND WARRANTS (continued)

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

Forfeitures

Stock compensation expense recognized in the statements of operations for the nine months ended September 30, 2019 and 2018 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures.

The following table summarize all options grants to consultants, directors and employees for the three and nine months ended September 30, 2019 and September 30, 2018 and the related changes during these periods are presented below.

	September 30, 2019	September 30, 2018
Options outstanding and exercisable	5,042,500	4,600,000
Weighted-average exercise price	$0.40	$0.42
Aggregate intrinsic value	$—	—
Weighted-average remaining contractual term (years)	4.9	4.3

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the nine months ended September 30, 2019, 2,500,000 options were issued and 25,000 options were cancelled.

Stock Warrants:

The Company used the following assumptions to estimate the fair value of warrants granted under its stock warrant plans for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
Risk-free interest rate (weighted average)	2.38%	2.72%
Expected volatility (weighted average)	122.22%	132.94%
Expected term (in years)	3	3
Expected dividend yield	0.00%	0.00%

The following table summarize all warrants grants to consultants, directors and employees as well as investors for the nine months ended September 30, 2019 and the related changes during these periods are presented below.

	September 30, 2019	September 30, 2018
Warrants outstanding and exercisable	30,276,190	9,025,000
Weighted-average exercise price	$0.20	$0.37
Aggregate intrinsic value	$2,032,917	$123,250
Weighted-average remaining contractual term (years)	3.95	4.32

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 11 – OPTIONS AND WARRANTS (continued)

During the three months ended September 30, 2019 and 2018, total stock-based compensation expense amounted to $252,510 and $679,542, respectively. During the nine months ended September 30, 2019 and 2018, total stock-based compensation amounted to $1,371,847 and $1,165,633, respectively.

NOTE 12 – RELATED PARTIES

On February 14, 2019, the Company received a $100,000 investment from an entity partially owned by Ronald J. LoRicco, Sr., a member of our Board of Directors, in consideration for 2,000,000 restricted common shares and warrants to purchase up to an additional 2,000,000 restricted common shares with an exercise price of $0.075 per share. On May 9, 2019, during the discounted exercise event, the entity exercised its 2,000,000 warrants at a discounted price of $.06 for a total investment of $120,000.

On February 27, 2019, the Company received a $50,000 investment from Michael Barbera, a member of our Board of Directors, in consideration for 1,000,000 restricted common shares ($0.05 per share) and warrants to purchase up to an additional 1,000,000 restricted common shares with an exercise price of $0.075 per share. On May 15, 2019, during the discounted exercise event, 1,000,000 warrants were exercised at a discounted price of $.06 for a total investment of $60,000.

On March 9, 2019, an entity partially owned by Ronald J. LoRicco, Sr., a member of our Board of Directors, during the discounted exercise event, 4,000,000 warrants were exercised at a discounted price of $.06 for a total investment of $240,000.

On March 15, 2019, the Company received a $100,000 investment from Paul M. Sallarulo, a member of our Board of Directors, in consideration for 2,000,000 restricted common shares ($0.05 per share) and cash warrants to purchase an additional 2,000,000 restricted common shares with an exercise price of $0.075 per share.

On March 15, 2019, the Company received a $25,000 investment from Dave Anderson, the Company’s Executive Vice President and Chief Operations Officer, in consideration for 500,000 restricted common shares ($0.05 per share) and warrants to purchase up to an additional 500,000 restricted common shares with an exercise price of $0.075 per share. On May 15, 2019, during the discounted exercise event, the 500,000 warrants were exercised at a discounted price of $.06 for a total investment of $30,000.

On September 4, 2019, the Company paid $54,704 to Michael Barbera, a member of our Board of Directors, in full satisfaction of the convertible promissory note dated January 18, 2019.

On September 24, 2019, the Company issued 25,000 restricted common shares to an entity partially owned by Ronald J. LoRicco, Sr., a member of our Board of Directors, as part of a previous financing arrangement made with the Company.  The common shares valued at $4,625 ($0.185 per share) have been recorded as a loan commitment fee.

NOTE 13 – SUBSEQUENT EVENTS

On October 10, 2019, the Company entered into a Securities Purchase Agreement the (“SPA”) with Labrys Fund, LP (the “Investor”) pursuant to which the Investor purchased a 15% Convertible Promissory Note (the “Note”) from the Company. Unless there is a specific Event of Default (as such term is defined in the Note) or the Note remains unpaid by April 16, 2020 (the “Maturity Date”), then the Investor shall have the ability to convert the principal and interest under the Note into shares of the Company's common stock.

If the Note is not repaid prior to the Maturity Date, the per share conversion price into which the principal amount and interest under the Note may be converted is equal to the lesser of (i) 60% multiplied by the lowest Trade Price (as such term is defined in the Note) of the common stock during the 25 consecutive trading days ending on the latest complete trading day prior to the date of issuance of the Note, and (ii) 60% multiplied by the lowest Market Price (as such term is defined in the Note) of the common stock during the 25 trading day period ending on the latest complete trading day prior to the Conversion Date (as such term is defined in the Note).

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS (continued)

Pursuant to the SPA, the Company agreed to issue and sell to the Investor the Note, in the principal amount of $338,000.  The Company received net proceeds from the Note of $300,000 after an original issue discount of $33,800 and a reduction for Investor’s legal counsel fees of $4,200. Additionally, the Company issued 1,300,000 shares of common stock to the Investor as a commitment fee (the “Returnable Shares”).  The Returnable Shares must be returned to the Company in the event the Note is fully paid and satisfied prior to the Maturity Date. The proceeds from the Note will be used for general working capital purposes.

The Company is also subject to certain customary negative covenants under the SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investor under the terms of the SPA and the Notes.

The Company agreed at all times to have authorized and reserved 5 times the number of shares of common stock that are issuable upon full conversion of the Note. Initially, the Company instructed its transfer agent to reserve 21,666,666 shares of common stock in the name of the Investor for issuance upon conversion.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2019 and 2018, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the period ended December 31, 2018 filed with the SEC on March 28, 2019.

On August 13, 2018, the Company formed a new wholly-owned subsidiary, Basanite Industries, LLC. Basanite Industries, LLC was incorporated in Delaware with the intent of manufacturing BasaFlex, which is a type of fiber reinforced polymer rebar. Fiber reinforced polymer rebar is a stronger, lighter, sustainable, non-corrosive, replacement for traditional steel rebar.

Since the formation of Basanite Industries, LLC, we have moved our headquarters to a facility located in Pompano Beach, Florida that is approximately 36,900 square feet in size. During the first three quarters of 2019, we began preparation of the facility for production using all new production equipment, new raw materials and resin matrix, as well as bringing our facility up to code and in compliance with city, county and national regulations. This will allow the City of Pompano Beach to issue an unrestricted Permit and License for us to conduct our business.  Once the new machines are fully operational, the facility will have the capacity to produce 15,000 to 22,000 linear feet of basalt rebar per line, per day, depending on the product mix. Although we have not yet commenced manufacturing operations as initially planned, we are nearing the end of the permitting process, and therefore, expect to be operational by the end of the fourth quarter of 2019.

The manufacture of concrete reinforcement products made from basalt fiber create substantial benefits for the construction industry, including but not limited to, the following:

•

Non-corrosive – steel reinforcement products rust, our products do not;

•

Sustainability and lifecycle – production of our products results in exceptionally low “carbon footprint.” Lack of corrosion allows the “lifespan” of projects to be much longer; and

•

Cost – the physical nature of our products relative to steel (much lighter, easily transportable, “spoolable”) reduces the all-in cost of reinforcement products when factors such as transportation, handling and liability are considered.

We believe that macroeconomic factors, such as the need for global infrastructure repair and trends towards the consideration of lifespan of projects and materials as well as their environmental impact, position us to benefit from the construction industry’s growing interest in the use of alternative reinforcement materials.

Once we commence our manufacturing operations, we expect that a substantial number of customers will request terms for payment. We believe that we will need to grant customers anywhere from 30 to 60 days to complete payment in order to be competitive. We recognize that there is risk associated with granting terms to certain customers in the construction industry. Our target customers are precast concrete companies, contractors, marine and military construction; home builders, railway and aviation, as well as large distributors serving the general construction industry. Accordingly, we are exploring methods of protecting our interests through the filing of liens against projects to which we deliver our products prior to payment being made.

Going forward, we expect to continue making investments in our Basanite Industries, LLC. We will require capital to, among other things, (1) continue to upgrade our facility’s management, production and testing capabilities, (2) pursue required mechanical ASTM testing from an independent laboratory or university for industry verification, (3) continue to  engage the industry and industry experts with education initiatives, (4) purchase of raw materials and other goods and services related to our manufacturing needs, (5) upgrade our management, quality assurance and sales teams, (6) continue research and development around new products being developed in the concrete reinforcement industry, and (7) meet other general working capital needs.

Discontinued Operations

Revenue - During the three and nine months ended September 30, 2019, there was no revenue from discontinued operations compared to $0 and $16,460, respectively, for the same period in the prior year. The revenue in the prior year was due to an agency agreement from the discontinued clothing segment.

Cost of goods sold - During the three and nine months ended September 30, 2019, there was no cost of goods sold from discontinued operations compared to $0 and $35,383, respectively, for the same period in the prior year. The cost of goods sold in the prior year was from residual costs from prior periods.

Results of Operations

Revenue – The Company had $994 and $3,892 of revenues as a result of sales of finished goods sold for the three and nine months ended September 30, 2019, compared to $2,237 and $86,389, respectively, for the same period in the prior year. The decrease was a result of the Company’s retooling of machinery and acquisition of new raw materials in preparation to shift focus to a new production of materials in order to derive outputs that can be tightly controlled in terms of quality and specifications.

Cost of Goods Sold

During the three and nine months ended September 30, 2019, the Company had cost of sales of $31,295 and $85,953 compared to $2,976 and $89,963, respectively, for the same period in the prior year. Cost of goods sold consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Product cost	$—	$2,436	$—	$81,600
Equipment rental and maintenance	9,822	—	21,841	—
Supplies	12,629	—	39,969	—
Shipping cost	291	450	5,401	4,907
Contract labor	5,852	—	15,903	—
Uniforms	2,701	—	2,839	—
Sales commission	—	90	—	3,456
Total cost of goods sold	$31,295	$2,976	$85,953	$89,963

For the three and nine months ended September 30, 2019, the Company had a negative gross margin from continuing operations in the amount of $30,301 and $82,061 compared to a negative gross margin from continuing operations in the amount of $739 and $3,574, respectively, for the same periods in the prior year. The Company has incurred costs in the start-up process of obtaining future sales as compared to extremely narrow margins on the initial sales of products in the prior year. The Company’s initial sales were at very low gross margins to try to gain market share and gain exposure to the product.

Operating Expenses

Professional fees – During the three months ended September 30, 2019, professional fees were $68,927 compared to $104,537 for the same period in the prior year. The decrease was as a result of the Company engaging a new law firm reducing the amounts paid for legal. The amounts paid for accounting services were similar in both periods.

During the nine months ended September 30, 2019, professional fees were $283,200 compared to $194,907 for the same period in the prior year. The increased cost was due to higher legal expense in the current period resulting from litigation with RAW Energy Materials and related parties.

Payroll and payroll taxes – During the three months ended September 30, 2019, payroll and payroll taxes were $287,355 compared to $41,061 for the same period last year.

During the nine months ended September 30, 2019, payroll and payroll taxes were $604,664 compared to $207,493 for the same period last year. The increase was due to the fact that all consultants became employees at the conclusion of their consulting agreements during the nine months ended September 30, 2019.

Consulting - During the three months ended September 30, 2019, consulting fees were $375 compared to $198,417 for the same period in the prior year. The decrease is due to the termination and completion of certain consulting agreements, such as senior management and management consulting agreements.

During the nine months ended September 30, 2019, consulting fees were $216,465 compared to $418,108 for the same period in the prior year. The decrease was due to the termination of the Company’s consulting agreements to senior management as they transitioned to employees of the Company.  The Company has no consulting agreements as of September 30, 2019.

General and administrative – During the three months ended September 30, 2019, general and administrative expenses were $470,955 compared to $804,840 for the same period in the prior year. The decrease is largely due to the net effect of a decrease in stock-based compensation expense of $427,032 and the increase in rent expense of $68,096 in the current period compared to the prior period.

During the nine months ended September 30, 2019, general and administrative expenses were $1,960,484 compared to $1,592,901 for the same period in the prior year. The increase is largely due to the increase in stock-based compensation expense of $206,213 and rent expense of $204,203 in the current period compared to the prior period.

Bad debt expense - There was no bad debt expense in the three months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, the Company had no bad debt expense compared to $24,242 for the same period last year as a result of sales in the current period where the collectability of those sales was doubtful.

Other Expenses

Interest expense - During the three and nine months ended September 30, 2019 and 2018, interest expense was $25,569 and $72,711 compared to $30,536 and $82,944, respectively, for the same period in the prior year. The decrease is due to the overall reduction of debt due to repayments of debt or debt conversions.

Disposition of fixed asset - During the three months ended September 30, 2019 and 2018, the Company had no gain or loss for both periods.  During the nine months ended September 30, 2019 and 2018, the Company had a gain of $700 and a loss of $1,478 compared to $0 and $0, respectively, for the same period in the prior year.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2019, the Company had an accumulated deficit of $24,508,583. The Company has also dedicated substantial resources both to (i) research and development and (ii) marketing of the Company’s products, which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to develop our fiber reinforced polymer rebar manufacturing business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We require additional financing for the continued development of our fiber reinforced polymer rebar manufacturing business.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. This occurred during the first half of 2019 but has not been the case in the second half of 2019. We will continue our efforts until we have cash flow to cover our expenses.

At September 30, 2019, the Company had cash of $264,459 compared to $121,831 at December 31, 2018.

Notwithstanding proceeds from the sale of our common stock this year, current working capital is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Cash Flows

Net cash used in operating activities amounted to $1,760,258 and $1,094,139 for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, we used $494,532 net cash for investing activities compared $202,935 used in the same period in the prior fiscal year for the purchase of production and quality control machinery and equipment and deposits on enhancements to be made to our production facility.

During the nine months ended September 30, 2019, we had $2,397,418 net cash provided by financing activities.  Proceeds of $2,262,748 net cash from the sale of stock from accredited investors and related parties for 38,989,285 restricted common shares issued for $2,428,600 less $165,852 of notes payable repayment proceeds; borrowing of $284,300 from the issuance of convertible and short-term notes payable, including from related parties; less $35,000 of a partial repayment of a convertible note; less $54,704 of full repayment of a related party convertible note; less $50,000 of full repayment of demand note payable; and less $9,926 of partial repayment of a note payable.

During the nine months ended September 30, 2018, we had $1,212,164 net cash provided by financing activities during the prior year through notes payable from related parties in the amount of $416,325 and the sale of stock in the amount of $845,739 offset by the repayment of a note payable in the amount of $49,900.

We do not believe that our cash on hand at September 30, 2019 will be sufficient to fund our current working capital requirements as we try to develop our fiber reinforced polymer rebar manufacturing business. We have recently entered into a convertible promissory note to help fund current operations and future production.  We will continue working towards securing more working capital, preferably through equity private placement. However, there is no assurance that we will be successful in our equity private placements or, if we are, that the terms will be beneficial to our shareholders.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019 management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2019 based on the material weaknesses described above.

As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2019.

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

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Legal Matters

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s past office space) indicating that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The landlord currently holds security deposits from the Company in the amount of $31,407. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord.  The Company has reserved the entire amount. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County. As previously disclosed, the Company has accrued the full amount of rent and attorney costs as well as interest at 4.75%.

On December 15, 2016, a third-party driver drove his car through the Company’s previous retail storefront located at 2599 North Federal Highway, Fort Lauderdale, Florida 33305. The accident caused severe damage to the building. The City of Fort Lauderdale declared the building an unsafe structure, the Company had to vacate the premises and as a result, the lease terminated. This incident severely impacted the Company’s ability to sell to and service its customers. The damaged storefront eliminated sales at the location and effectively terminated the business. The Company is actively pursuing a claim for the damages sustained for lost sales and the writing off of the leasehold improvements at the location. The Company recently amended the complaint and the defendant filed a motion to dismiss, which is set to be heard on November 26, 2019.

On October 25, 2018, the Company was informed that RAW Materials filed an action for declaratory relief in Broward County, Florida, in the Seventeenth Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. The nature of this case is a contractual dispute over an existing licensing agreement and related sales of goods. The Company and all of the defendants in this case are contesting this case vigorously. While the parties have reached an agreement to cancel and invalidate the existing license agreement, the parties will continue to litigate damages arising from the dispute. RAW Materials amended the case to add a count under the Florida consumer protection statute and the Company had requested an immediate dismissal.  That motion to dismiss was heard on March 27, 2019 and was denied. The case is currently in a discovery phase with documents having been demanded by the Company and by RAW Materials.

The Company, during the years ended December 31, 2018 and 2017, feels that it did comply with the license agreement, first amendment to the license agreement and the post-closing letter agreement (“the Agreements”) in all material respects and determined to continue to honor the language and acts as required under the Agreements throughout the remainder of 2018. The Board of Directors of the Company had met and decided that the Company had acted in good faith and appropriately honored the Agreements, despite RAW Materials and their affiliated entities not honoring their commitments under the Agreements. As part of complying with the Agreements, the Company properly accrued obligations related to the Agreements on its books, including continuing to accrue amounts due under the consulting agreements with RAW, LLC and Yellow Turtle Design, LLC as well as commissions on sales.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, the Company did not issue any restricted commons shares for cash.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the Note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company is currently maintaining the required payments of $5,000 per month. As of September 30, 2019, the Company has made payments totaling $33,000, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $276,024.

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

Date: November 14, 2019

Basanite, Inc.

By:	/s/ Richard Krolewski
Richard Krolewski
President Chief Executive Officer

/s/ Isabella Barbera
Isabella Barbera
Chief Financial Officer