Form 10-K
period 2019-12-31
BASANITE, INC.
filed 2020-04-06
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

________________________________________________________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $41,698,914 on June 28, 2019.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 6, 2020
Common Stock, $0.001 Par Value Per Share	200,902,397

BASANITE, INC. AND SUBSIDIARIES

i

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Issuer Direct Corporation, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements.” Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important risk factors is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•

Dependence on key personnel.

•

Our ability to commence operations.

•

Our ability to raise additional capital.

•

Changes in laws and regulations that affect our operations and demand for our products and services.

•

The long and short term impact of the COVID-19 virus on the global and United State economy and the impact it may have on our industry.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Financial Data in XBRL, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, in the investor relations section of our website at www.issuerdirect.com.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ii

PART I

Item 1.

Business.

Overview

On May 30, 2006, Basanite, Inc. was organized as a Nevada corporation. Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”. Currently based in Pompano Beach, Florida, the Company intends to manufacture concrete-reinforcing products made from basalt fiber reinforced polymers (“BFRP”), such as its primary product BasaFlex. This UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues.  See Management’s Discussion and Analysis section for more details.

Competition

The market for the manufacture and sale of construction related products is one of the largest markets in the world.  Our Basanite products for reinforcement of concrete compete as replacements for traditional steel and other fiber reinforced polymers (“FRP”) industry established products. The steel industry is very mature and entrenched with our potential customers and the specifying community.  Accordingly, our business competes with large, established steel companies that have large and established wholesale and retail distribution networks.  Most of our competitors are large and have significantly greater financial, marketing and other resources than our company.  We also compete with other manufacturers of products often marketed as “alternatives” to steel, including manufacturers of fiberglass, and other types of fiber products.  Many of these players also have substantially greater resources than our company.

While we believe that our products are unique and create a new segment within the concrete reinforcement industry, we still expect to compete with these large companies, both inside and outside of the United States, as they aggressively market their existing products, as well as any new products they may be developing that are competitive to ours.

Governmental Regulation

Basalt fiber reinforced polymer rebar is subject to various testing and certifications from various private and public entities, such as the Department of Transportation and the US Army Corps of Engineers, in order to satisfy regulatory requirements for use as concrete reinforcement. There is no guarantee that we will be able to secure such approvals and certifications in the future.  Furthermore, we are dependent on third party independent groups, such as universities or other certifying bodies, to obtain approvals and certifications. Inability to secure approvals and certifications could materially harm our ability to generate revenue.

Employees

At December 31, 2018, we had four full time employees, all of which are employed for the continuing operations of the Company. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

At December 31, 2019, we had ten full time employees, all of which are employed for the continuing operations of the Company.  None of our employees are represented by a labor union, nor governed by any collective bargaining agreements.  We consider relations with our labor force as satisfactory.

Facilities

Our principal office is leased and located at 2041 N.W. 15th Avenue, Pompano Beach, FL 33069.  The lease is for approximately 36,900 square feet of space, which includes our corporate office and our production floor. We believe the facility is sufficient to support our current operations.

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

Risks Related to Our Business and Industry

Coronavirus could adversely impact our business by delaying our ability to manufacture our product, effectively manage our business, or conduct meetings.

As the Coronavirus (“COVID-19”) continues to spread around the globe, the outbreak of the COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or plant, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

As an early stage company, we have not yet generated significant revenues. We have incurred operating losses since our inception and will continue to incur net losses until we can produce sufficient revenues to cover our costs. Our independent auditors have included in their audit reports an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern.

We have a limited operating history, have incurred net losses in the past and expect to incur net losses in the future.

We have a limited operating history and have not recorded a profit since inception. As a result of this, and the uncertainty of the market in which we operate, we cannot reliably forecast our future results of operations. We expect to increase our operating expenses in the future as a result of refining and upgrading internal processes, as well as implementing a sales and marketing strategy. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period.

We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

We have very little operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. In addition, we do not know if our current business model will operate effectively in these current economic conditions. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

Our operating results may fluctuate.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

•

Supply chain interruptions or major price increases.

•

Import FRP manufacturers and distribution companies dumping (price).

•

Significant reduction to steel rebar and mesh pricing in the market.

•

Our ability to market, price and compete effectively.

•

Our ability to attract and sustain larger established clients.

•

The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure.

•

General economic conditions and those economic conditions specific to our industry.

•

Our ability to attract, motivate and retain top-quality employees and distribution channels.

Fiber Reinforced Polymer Industry Risks

Competing with large, established companies

Our Basanite products for reinforcement of concrete will compete as replacements for traditional steel and other FRP industry established products. The steel industry is very mature and entrenched with our potential customers and the specifying community. There is no guarantee that we will be able to convince customers and design engineers that our products are superior to steel and other FRP products.

Regulatory Risks

Our products typically require certain approvals and certifications to satisfy regulatory requirements for use as concrete reinforcement. There is no guarantee that we will be able to secure such approvals and certifications in the future.  Furthermore, we are dependent on third party [independent] groups, such as universities or other certifying bodies, to obtain approvals and certifications. Inability to secure approvals and certifications could materially harm our ability to generate revenue.

Availability of Raw Materials

We will depend on the timely availability of various raw materials for manufacture of our products from various different suppliers located in the United States and abroad. There is no guarantee that our suppliers will be able to provide us with sufficient supply of raw materials for us to maintain production levels necessary to satisfy customers.

Changes in the global economic environment may lead to declines in the production levels of our customers

We plan to sell primarily to the construction industry. The construction industry is cyclical and can exhibit a great deal of sensitivity to general economic conditions.  Low demand from the construction industry could adversely impact our financial position, results of operations and cash flows.

Changes to accepted trade practices, trade agreements, or imposition of tariffs may adversely impact supply and pricing of certain raw materials

Political events, such as the imposition of tariffs or the dissolution of trade agreements, may negatively impact some supply chain factors related to our business.  Such events could materially impact supply and pricing of critically necessary raw materials for manufacture of our products. Pricing impacts of such events could also materially affect our profit margins and our ability to compete with alternative products in the industry.

Volatility in prices for raw materials may materially, adversely impact our prices

Depending on our customer demand and availability of raw materials, we may be faced with having to purchase raw materials at prices that are above the current market price, or in greater volumes than required. Additionally, other factors may force the prices our customers pay for composite materials down, which could negatively affect our profit margins.

General Business Risks

We need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We will require additional capital to fund the anticipated growth and expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know ahead of time the terms of any such capital raising. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

We cannot assure you that we will be able to develop the infrastructure necessary to achieve the potential sales growth.

Achieving revenue and revenue growth will require that we develop additional infrastructure in sales, technical and client support functions. We cannot assure you that we will have the capital to do so. We will continue to design plans to establish growth; adding technical, sales and sales support resources as capital permits. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives are not successful, we may not be able to attract new clients or retain existing clients on a cost-effective basis, and as a result, our revenue and results of operations would be affected adversely.

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

We are developing a network of active channel partners which refer clients to us within different business verticals. If we are unable to obtain and maintain contractual relationships with channel partners or establish new contractual relationships with potential channel partners, we may experience loss of sales and increased costs in adding clients, which could have a material adverse effect on us. The number of clients we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise limited control.

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Our success depends on our ability to attract, train and retain qualified personnel. Competition for qualified technical and business personnel is intense and we may not be able to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, our business will suffer. We may not be able to hire and retain such personnel at compensation levels consistent with our market. Many of the companies with which we compete for experienced employees have greater resources and are able to offer more attractive terms of employment. In particular, candidates making employment decisions in high-technology industries often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled personnel.

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

We are pursuing intellectual property rights for all of our proprietary and confidential information and will control access. However, this may not afford complete protection particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and there can be no assurance that others will not independently develop similar know-how and trade secrets.

Our independent directors have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

Our directors and executive officers are inexperienced with respect to corporate governance of public companies.  The Board is often required to make interested party decisions, such as the approval of related party transactions, compensation levels, and oversight of our accounting function. Our directors and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We do not have a majority of independent directors and we have not implemented various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our Board of Directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock trades on the OTCQB Markets which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore, we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

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

At December 31, 2019, we had outstanding 15% secured and unsecured promissory notes convertible at the option of the holder in the aggregate principal amount of $453,991 convertible at varying prices per share. If all the outstanding notes are converted, our issued and outstanding shares would increase. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

The interests of our principal stockholders, officers and directors, who collectively beneficially own approximately 25.74% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

As of December 31, 2019, our principal stockholders, officers and directors beneficially owned approximately 25.74% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

Our inability to remain current on our required securities filings may impact liquidity for certain shareholders and our ability to raise funds.

We rely on third parties to assist us with the preparation of our public filings.  Our financial resources may not be sufficient from time to time to be able to cover the costs associated with these third parties’ services.  Failure to remain current on certain public filings may limit the ability of shareholders to avail themselves of safe harbors when attempting to sell their shares, for example under Rule 144 of the Securities Act of 1933, as amended.  In addition, our inability to present current financial information may impact our ability to raise additional funds.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal office is leased and located at 2041 N.W. 15th Avenue, Pompano Beach, FL  33069.  The lease is for approximately 36,900 square feet of space, which includes our corporate office and our production floor. We believe the facility is sufficient to support our current operations.

Item 3.

Legal Proceedings.

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at December 31, 2019 is $86,739.

HLM Paymeon Storefront Damage Settlement

On December 15, 2016, a third-party driver drove his car through the Company’s retail storefront located at 2599 N. Federal Highway, Fort Lauderdale, FL  33305.  The accident caused severe damage to the building causing the city of Fort Lauderdale to declare the building an unsafe structure.  The Company was forced to vacate the premises, therefore, terminating the lease.  The damaged storefront and terminated lease effectively terminated the business.  On August 3, 2017, the Company filed a complaint with the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for loss of income, beneficial lease and debt to the sub-landlord.  On February 26, 2020, the Company was able to settle for $125,000 in exchange for a Complete Release for All Claims against all parties named in the case.  The case was taken on a contingency basis by its attorney, therefore, reducing the settlement proceeds by 40% and related expenses.  The Company received $70,817 in net proceeds on March 18, 2020.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC ("Company") as a Defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company and all of the defendants in this case are contesting plaintiff's claims vigorously, have filed counterclaims and are considering additional filings against the plaintiff, as well as its affiliated companies and principals, including Don Smith and Elina Jenkins. The nature of the dispute is based on representations (or misrepresentations) we allege were made to us and terms of a previously existing licensing agreement, related consulting and other agreements, as well as related sales of equipment/machinery and goods. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, the parties promptly agreed to an order terminating that license agreement, which resulted in the Agreed Order dated January 28, 2019. The parties continue to litigate damages arising from the dispute. Depositions of RAW's principal, Don Smith, and associate, Elina Jenkins, were taken in January of 2020; and additional discovery is being pursued.

To our knowledge, we are not currently subject to any other legal proceedings.

Item 4.

Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Number of Stockholders

Our common stock is listed on the OTC Market under the symbol “BASA.”

As of April 6, 2020, there were 252 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

Not applicable.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we sold securities described below (see “Liquidity and Capital Resources”) without registration under the Securities Act of 1933, as amended, under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The securities were issued with legend restricting their transferability without registration or applicable exemption and proceeds were used for working capital. We did not pay any finders fees or commission in connection with the sale of these securities.

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

In February 2019, the Company issued 3,000,000 restricted common shares, par value $.001 per share, for $.05 per share and 3,000,000 warrants with a strike price of $.075 per share in exchange for $150,000.  The Company also issued 3,000,000 restricted common shares, par value $.001 per share, for $.05 per share and 3,000,000 warrants with a strike price of $.075 per share in exchange for $150,000 to related parties.

On March 14, 2019, noteholders including Vincent L. Celentano, the Company’s former chairman and chief executive officer, converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

In March 2019, the Company issued 7,000,000 restricted common shares, par value $.001 per share, for $.05 per share and 7,000,000 warrants with a strike price of $.075 per share in exchange for $350,000.  The Company also issued 2,500,000 restricted common shares, par value $.001 per share, for $.05 per share and 2,500,000 warrants with a strike price of $.075 per share in exchange for $125,000 to related parties.

On April 18, 2019, the Company issued 1,250,000 restricted common shares, par value $.001 per share for $.20 per share and 5,000,000 warrants with a strike price of $.30 per share in exchange for $250,000.

On April 19, 2019, the Company issued 28,570 restricted common shares, par value $.001 per share, for $.35 per share and 28,570 warrants with a strike price of $.35 per share in exchange for $10,000.

In April 2019, the Company issued 4,500,000 restricted common shares, par value $.001 per share, for $.05 per share and 4,500,000 warrants with a strike price of $.075 per share in exchange for $225,000.

On May 1, 2019, holders of warrants to purchase common stock were given the opportunity to exercise their warrants at a 20% discount to their original strike price in an effort to raise additional operating capital. Holders were given until May 15, 2019 to exercise at the discounted rate. On May 17, 2019, the Company agreed to issue 17,710,715 shares of its common stock, par value $.001 per share, in exchange for $1,168,600 as the result of the discounted exercise of certain outstanding warrants issued by the Company in the past to various accredited investors. Of the 17,710,715 shares issued from the exercise of warrants, 7,500,000 shares were issued to related parties.  In connection with the issuance of common stock, $292,150 was recognized as a deemed dividend on the warrants, which represents the intrinsic value of the discounted exercise price of the warrants exercised as the holders of the warrants are also common shareholders.

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

On October 16, 2019, the Company issued 1,300,000 restricted common shares to an investment fund as returnable shares to serve as a loan commitment fee per the conversion note payable agreement.  See Note 6 – Convertible Debt.

On December 4, 2019, an investor exercised its warrants for 2,000,000 shares at a strike price of $.06 per share (a 20% discount to their original strike price of $.075 per share) in exchange for $120,000.  In connection with the issuance of the common stock, $30,000 was recognized as a deemed dividend on the warrants, which represents the intrinsic value of the discounted exercise price of the warrants exercised as the holder of the warrant is also a common shareholder.

On December 11, 2019, the Company issued 45,000 restricted common shares, par value $.001, at $.224 per share and 45,000 five-year warrants at a strike price of $.67 per share to its Chief Financial Officer, Isabella Barbera, in exchange for $10,080.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis together with the consolidated financial statements and the related notes to those statements included in “Item 8 – Consolidated Financial Statements and Supplementary Data.”  The discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the years ended December 31, 2019 and 2018, respectively.

On August 13, 2018, the Company formed a new wholly-owned subsidiary, Basanite Industries, LLC. Basanite Industries, LLC was incorporated in Delaware with the intent of manufacturing BasaFlex, which is a type of fiber reinforced polymer rebar. Fiber reinforced polymer rebar is a stronger, lighter, sustainable, non-corrosive, replacement for traditional steel rebar.

Since the formation of Basanite Industries, LLC, we have moved our headquarters to a facility located in Pompano Beach, Florida that is approximately 36,900 square feet in size. During 2019, we began preparation of the facility for production obtaining all new production equipment, raw materials and a redesign of our resin matrix, as well as bringing our facility up to code and in compliance with city, county and national regulations. As of March 18, 2020, the Company received final approvals from the City of Pompano Beach and is fully operational.  Testing and process validations began immediately thereafter.  The facility has the capacity to produce 15,000 to 22,000 linear feet of basalt rebar per line, per day, depending on the product mix.

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

We expect that a substantial number of customers will request terms for payment. We believe that we will need to grant customers anywhere from 30 to 45 days to complete payment in order to be competitive. We recognize that there is risk associated with granting terms to certain customers in the construction industry. Our target customers are precast concrete companies, contractors, marine and military construction; home builders, railway and aviation, as well as large distributors serving the general construction industry. Accordingly, we are exploring methods of protecting our interests through the filing of liens against projects to which we deliver our products prior to payment being made.

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

Discontinued Operations

Revenue - During the year ended December 31, 2019, there was no revenue from discontinued operations compared to $16,460 in the prior year. The revenue in the prior year was from the discontinued clothing segment, Paymeon Brands.

Cost of goods sold - During the year ended December 31, 2019, there was no cost of goods sold from discontinued operations compared to $37,304 in the prior year. The cost of goods sold in the prior year was from residual costs from the discontinued clothing segment.

Results of Operations

Revenue – The Company had $3,892 of revenues as a result of sales of finished goods sold for the year ended December 31, 2019, compared to $87,836 in the prior year. The decrease was a result of the Company’s retooling of machinery and acquisition of new raw materials in preparation to shift focus to a new production of materials in order to derive outputs that can be tightly controlled in terms of quality and specifications.

Cost of goods sold – During the year ended December 31, 2019, the Company had cost of sales of $105,010 compared to $91,085 in the prior year.

The Company had a negative gross margin from continuing operations in the amount of $101,118 compared to a negative gross margin from continuing operations in the amount of $3,249 in the prior year. The Company’s initial sales in 2018 were at extremely low margins in order to gain market share and exposure to the product.

Operating Expenses

Professional fees – During the year ended December 31, 2019, professional fees were $341,906 compared to $234,668 in the prior year. The increase was as a result of the Company engaging a law firm to assist with employment agreements and a change in law firms and an increase in activity as it relates to the litigation with RAW Energy Materials and related parties.  The amounts paid for audit services increased due to a change in audit firms.

Payroll and payroll taxes – During the year ended December 31, 2019, payroll and payroll taxes were $865,828 compared to $249,046 in the prior year. The increase was due to the fact that all consultants became employees at the conclusion of their consulting agreements.  Also, full time employees increased from four to ten during the year ended December 31, 2019.

Consulting – During the year ended December 31, 2019, consulting fees were $219,326 compared to $628,525 in the prior year. The decrease was due to the termination of the Company’s consulting agreements to senior management as they transitioned to employees of the Company.  The Company had no consulting agreements as of December 31, 2019.

General and administrative – During the year ended December 31, 2019, general and administrative expenses were $2,483,926 compared to $2,203,741 in the prior year. The increase is largely due to the increase in stock-based compensation expense by $40,000 and the increase in rent expense by $273,000 offset by the decrease in insurance expense by $41,000 compared to the prior year.

Bad debt expense – During the year ended December 31, 2019, the Company had no bad debt expense compared to $79,569 in the prior year as a result of sales where the collectability was doubtful.

Loss on impairment of license – During the year ended December 31, 2019, the Company had no loss on impairment of license compared to $396,849 in the prior year as a result of the cancellation and invalidation of the licensing agreement with RAW Energy Materials.  See Item 3. Legal Proceedings for more details.

Impairment of fixed asset – During the year ended December 31, 2019, the Company had a loss of $1,478 compared to a loss of $395,742 in the prior year, which resulted from pultrusion and other equipment purchased that was incomplete and unrepairable.

Loss on inventory obsolescence – During the year ended December 31, 2019, the Company had a loss of $0 compared to $240,121 in the prior year, which resulted from a review of inventory on hand and the observation that recognizable sales value was in excess of the historical cost as well as inventory the Company deemed unsellable.

Other Expenses

Interest expense – During the year ended December 31, 2019, interest expense was $113,076 compared to $106,994 in the prior year. The increase is due to increased financing of insurance premiums and a financing arrangement with its landlord to borrow against its rent payments.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2019, the Company had an accumulated deficit of $25,444,056. The Company has dedicated substantial resources both to (i) research and development and (ii) marketing of the Company’s products, which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue due to the anticipated costs to test and certify our fiber reinforced polymer rebar manufacturing process and product. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As noted below, we require additional financing for the continued development of our fiber reinforced polymer rebar manufacturing business.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. This occurred during most of 2019. We will continue our efforts until we have cash flow to cover our expenses.

At December 31, 2019, the Company had cash of $129,152 compared to $121,831 at December 31, 2018.

Notwithstanding proceeds from the sale of our common stock this year, current working capital is not sufficient to maintain our current operations and it is unlikely future sales and marketing efforts will be successful enough in the near term to achieve the level of revenue sufficient to provide cash to sustain operations. As such, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities as well as bridge loan arrangements for the foreseeable future. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Cash Flows

Net cash used in operating activities amounted to $2,259,537 and $1,398,660 for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, we used $566,918 net cash for investing activities compared to $402,935 used in the prior fiscal year for the purchase of production and quality control machinery and deposits on and installation of enhancements to our production facility.

During the year ended December 31, 2019, we had $2,833,776 net cash provided by financing activities.  Proceeds of $2,392,828 net cash from the sale of stock from accredited investors and related parties for 41,034,285 restricted common shares issued for $2,558,680 less $165,852 of notes payable repayment proceeds; borrowing of $642,760 from the issuance of convertible and short-term notes payable, including from related parties; less $50,000 of a partial repayment of a convertible note; less $54,704 of full repayment of a related party convertible note; and less $97,108 of full repayment of a demand note payable.

During the year ended December 31, 2018, we had $1,734,688 net cash provided by financing activities during the prior year through notes payable from related parties in the amount of $416,325 and the sale of stock in the amount of $1,370,739 offset by the repayment of convertible and short-term notes payable in the amount of $52,376.

We do not believe that our cash on hand at December 31, 2019 will be sufficient to fund our current working capital requirements as we try to develop our fiber reinforced polymer rebar manufacturing business. We entered into convertible promissory notes and issued restricted common shares in an effort to raise additional working capital.  See Note 13 – Subsequent Events in the accompanying consolidated financial statements for more details.  We will continue working towards securing more working capital. However, there is no assurance that we will be successful in securing working capital or, if we are, that the terms will be beneficial to our shareholders.

Summary of Critical Accounting Policies

Use of Estimates – The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

In accordance with ASC 842 - Leases, on January 18, 2019, the Company entered into and recorded a lease right-of-use asset and a lease liability at a present value of $1,405,804. The Company recorded this amount at present value, in accordance with the standard, using a discount rate of 15%, which is representative of the last borrowing rate for notes issued to a non-related party. The right-of-use asset will be composed of the sum of all lease payments plus any initial direct cost and will be amortized over the life of the expected lease term. For the expected term of the lease, the Company has used the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

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

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 10, 2019, the Company dismissed KBL, LLP as its independent registered public accounting firm and subsequently engaged Cherry Bekaert LLP as its independent registered public accounting firm. KBL, LLP audited the financial statements for the years ended December 31, 2018 and December 31, 2017. The dismissal of KBL, LLP was formally approved by our Board of Directors on June 14, 2019.

The report of KBL, LLP dated March 28, 2019 on our consolidated balance sheets at December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018 and December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles, other than such report was qualified as to our ability to continue as a going concern.

Item 9A.

Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019.  As a result of the identified material weakness, we have put together a remediation plan which includes hiring additional resources or engaging outside consultants to assist in the evaluation of non-recurring and unusual transactions and to increase the capacity of our accounting department to serve operational, compliance and reporting needs.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of the date of this Form 10-K. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Executive officers are appointed by our Board of Directors and their term of office is at the discretion of our Board.

Name	Age	Position
Simon R. Kay	57	Interim Acting Chief Executive Officer & President
David L. Anderson	57	Executive VP & Chief Operations Officer
Isabella Barbera	43	Chief Financial Officer
Michael V. Barbera	65	Chairman of the Board of Directors
Ronald J. LoRicco, Sr.	55	Director
Paul M. Sallarulo	63	Director
Gregory G. Nadeau	62	Director
Gregory D. Cline, P.E.	62	Director
Kelly J. Patterson, P.E.	61	Director

Biographical Summaries of Directors and Executive Officers

The following are biographical summaries of the experience of our directors and executive officers:

Simon R. Kay was appointed interim acting Chief Executive Officer in March 2020, replacing Richard M. Krolewski.  Simon R. Kay has an extensive record of achievement directing business, sales, new product development, and operations management with the aerospace sector.  His previous experience included roles as CEO and COO of two startup companies and he has worked for divisions of Fortune 500 companies in both Operations Management and Sales and Marketing roles.  Kay has demonstrated a proven ability to deliver millions of dollars in revenue growth while improving operational performance, market penetration, customer acquisition and retention, and profitability.

David L. Anderson has served as the COO since February 2019.  David L. Anderson has established more than 27 years of specific industry experience as a business / market leader, distributor and manufacturer of plastic and composite materials; serving in several positions related to all aspects of corporate and product development, sales, management and marketing. Prior to this, Anderson was the National Sales Manager for ESI, a bulk and liquid level instrumentation company, where he built and trained sales and distribution networks serving the industry.  More recently; as the VP of Sales, Marketing and Business Development, Anderson served Fabpro Oriented Polymers, a division of Polymer Group, Inc. (PGI) for 16 years; where he led the growth of the company to $73 million in Sales, through sustainable year over year growth, and guided it to become the largest producer of synthetic fibers for reinforcement in North America.  As a consultant since, Anderson has utilized his education, background and business experience to provide professional leadership, training and targeted growth programs to manufacturers serving the construction industry.

Isabella Barbera has served as the CFO since May 2019.  Isabella Barbera has almost two decades of experience in the financial industry.  She has served as an advisor, consultant and leader in public accounting firms, including Templeton & Company, LLP from 2006 to 2013 and, until recently, as the principal of her private public accounting practice. Her experience ranges from nonprofit to profit, and individuals to corporations with regard to tax, reporting and consulting. She has held an executive leadership role in private organizations as partner during her time at Templeton & Company, LLC and as a contractor for Harmsco, Inc. from 2017 to 2019, and Bidon Companies from 2015 to 2019; as well as in her own successful businesses.

Michael V. Barbera was appointed Chairman of the Board of Directors in January 2020, serving as a member of the Board of Directors since February 2019.  Michael V. Barbera has served as the Chief Executive Officer of Analytical Maintenance Services, Inc. (“AMS") located in Boca Raton, Florida since 1998. AMS, a privately held company, provides analytical instrument services, instrumentation, comprehensive training courses and general application support to both the chemical and pharmaceutical industries. Mr. Barbera received a Bachelor of Science in Electronic Engineering degree in 1977 from the Florida Keys Community College and a Bachelor of Professional Studies in Science degree from Barry University in 1990. Mr. Barbera also served in the United States Navy from 1972 through 1978, where he specialized in Aviation Electronics.

Ronald J. LoRicco, Sr. has served as a member of our Board of Directors since June 2017. Mr. LoRicco attended Fairfield University where he received a Bachelor of Arts degree in 1986. Thereafter, he received a Juris Doctor degree from Quinnipiac College School of Law, formerly known as the University of Bridgeport, School of Law, in 1989. Mr. LoRicco practices in the areas of civil litigation, insurance defense, criminal law, estate planning and administration and workers' compensation. He is also admitted to practice in United States District Court for the District of Connecticut. Mr. LoRicco is a member of the American, Connecticut, and New Haven Bar Associations, American Trial Lawyers Association and Connecticut Trial Lawyers Association. Mr. LoRicco presently serves several organizations. He supports the Board of the Jimmy Fund in its fundraising efforts. The Jimmy Fund is a local charitable organization providing assistance to families who have children suffering from cancer. He is also an avid supporter of the Juvenile Diabetes organization and the Yale New Haven Children's Hospital.

Paul M. Sallarulo has served as a member of Board of Directors since April 2017. He served as Chairman of the Board, President and CEO of Nexera Medical Inc. Mr. Sallarulo had an extensive financial career in capital markets and investment banking in senior positions with Wachovia Securities, Prudential, Raymond James, Meridian Capital Markets and CoreStates Capital Markets. Mr. Sallarulo was appointed Commissioner of the North Broward Hospital District by Florida Governor Jeb Bush for two four-year terms and served as Chairman of the Board of Commissioners, and Chairman of the Executive Committee. He oversaw four major hospitals, thirty-eight clinics, six thousand professionals, and a budget in excess of $2 billion. He served as Chairman of the Audit Committee, Legal Review Committee, Joint Conference Committee, Broward Health Foundation, Community Relations Committee for Broward General Hospital, Community Relations Committee for Imperial Point Medical Center, and currently serves on the Liberty Health Foundation Board in Jersey City, New Jersey. Mr. Sallarulo served on the Board of Directors of Foss Manufacturing, LLC Company, Board of Trustees of Nova Southeastern University, Chairman of the Board of Governors of Nova Southeastern University - Wayne Huizenga School of Business, President of the International Alumni Association of NSU, Nova Southeastern University College of Dental Medicine — Advisory Board, and was inducted as the first Honorary member into Sigma Beta Delta Society – International Honor Society in Business, Management and Administration. Mr. Sallarulo also served as a member of the Planning and Zoning Board of Fort Lauderdale, Broward County Personal Advisory Board Fort Lauderdale, the Fort Lauderdale Marine Advisory Board, and the Economic Development Advisory Board. Mr. Sallarulo was Co-Founder of Broward Bank of Commerce, and served on the Board of Directors. He is Chairman of the Budget Committee, Strategic Planning Committee and Nominating Committee. He also served on the Marketing Committee, Loan Committee, ALCO Committee, and Compensation Committee. Mr. Sallarulo assisted in the Sale of Broward Financial Holdings, the parent company of Broward Bank of Commerce, to Home BancShares, parent company of Centennial Bank in 2014. Mr. Sallarulo currently serves on the Regional Board of Directors of Centennial Bank and serves on the Loan Committee, and Strategic Planning Committee. Mr. Sallarulo is Chairman of The Special Olympics of Broward County and has been an advocate for people with physical and mental challenges for more than 44 years.

Gregory G. Nadeau has served as a member of the Board of Directors since April 2019.  Gregory G. Nadeau has served as the 19th Administrator of the Federal Highway Administration of the United States from August 2015 until January 2017 after serving as Deputy Administrator from 2009 and Acting Administrator since December 2013. He was appointed by President Barack Obama and unanimously confirmed by the Environment and Public Works Committee and the U.S. Senate.  Mr. Nadeau founded Infrastructure Ventures LLC ("IV") in February of 2017 following 35 years of service in senior leadership positions and policy roles in government at the federal and state levels to invest in and provide market development services to companies and private sector innovators in the infrastructure sector.  During his tenure at FHWA, Mr. Nadeau was the architect and oversaw the administration of the Every Day Counts (EDC) innovation partnership with the States. EDC was designed to reduce project delivery time and accelerate the rapid deployment of innovative technology using a state-based model. Before joining FHWA, Mr. Nadeau served as the Maine Department of Transportation's Deputy Commissioner for Policy, Planning and Communications from 2003-2009; served as Senior Policy Advisor to Governor Angus King from 1995 to 2001; and served in the Maine House of Representatives for 12 years from 1978 to 1990.

Gregory D. Cline, P.E. has served as a member of the Board of Directors since March 2019.  Gregory D. Cline, P.E. has served a Senior Civil Engineer Pavements SME for the Federal Aviation Administration (FAA), Airports Safety and Standards, Airport Engineering Division (AAS 100) in Washington DC. He has more than 38 years of pavement and materials experience in both public and private sectors, including:

•

8 years as the FAA Airport's Pavement SME

•

10+ years as NAVFAC Airfield Pavements SME

•

10+ years as Chief Engineer of BTC Laboratories' accredited laboratories

•

Principal of ACCESS Consulting

•

R&M Engineer for the US Forest Service, Sequoia National Forest

In his last position, he developed Technical and Policy Documents, including pavement related Advisory Circulars and Engineering Briefs, and provided Technical Assistance and Guidance to Federal Aviation Administration Management, regional and field offices. Mr. Cline also maintained Liaison with the Tri-Service Pavement Working Group, Canadian Airfield Pavement Technical Group (CAPTG), French Civil Aviation Authority (DGAC), other agencies, and Industry, and was the FAA's US representative to the ICAO Aerodrome Design and Operations, Aerodrome Pavement Expert Group.

Kelly J. Patterson, P.E. has served as a member of the Board of Directors since March 2019.  Kelly J. Patterson, P.E. is a Professional Engineer that holds registrations in Oregon, Washington, Idaho, Nevada, Utah, New Mexico, Colorado, Texas, Wyoming, Ohio and Arizona. He is currently the Engineering Manager for 6 precast manufacturing locations. From 1985 to 2017, Mr. Patterson held various positions of increasing responsibility with Oldcastle Precast, a private company. From 2008 to 2017, Mr. Patterson was the Director of Engineering, USA and Manager of the National Engineering Group.  He holds professional memberships with the American Society for Testing and Materials (ASTM) and the National Precast Association (NPCA).

Corporate Governance Profile

Our Board of Directors consists of six members. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees of the Board of Directors

During 2019, we have established committees, later voting in committee chairs.  We currently have an audit committee, a compensation committee and a nominating and corporate governance committee.  We have not adopted charters for our audit or compensation committees to date.  The below table provides our committee members.

Committee	Chairman	Board Members
Audit	X	Ronald J. LoRicco, Sr.
Gregory D. Cline
Kelly Patterson

Compensation	X	Kelly Patterson
Paul M. Sallarulo
Gregory D. Cline

Nominating and Corporate Governance	X	Paul M. Sallarulo
Gregory Nadeau
Ronald J. LoRicco, Sr.

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2019. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements for the year ended December 31, 2019 appearing elsewhere in this report.

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Gregory Nadeau (1)	$—	$—	$241,650	$—	$—	$—	$241,650

Gregory Cline (2)	$—	$—	$67,250	$—	$—	$—	$67,250

Kelly Patterson (3)	$—	$—	$67,250	$—	$—	$—	$67,250

Frank Monti (4)	$10,000	$329,470	$—	$—	$—	$—	$339,470

———————

(1)	Reflects the value of an option to purchase 500,000 shares of Basanite, Inc. restricted common stock issued on April 18, 2019 for a strike price of $0.59 per share. The option is valued at $241,650.

(2)	Reflects the value of an option to purchase 500,000 shares of Basanite, Inc. restricted common stock issued on April 12, 2019 for a strike price of $0.25 per share. The option is valued at $67,250.

(3)	Reflects the value of an option to purchase 500,000 shares of Basanite, Inc. restricted common stock issued on April 12, 2019 for a strike price of $0.25 per share. The option is valued at $67,250.

(4)

Frank Monti, a former Director who resigned from the Board of Directors on May 1, 2019, was granted 428,571 warrants to purchase Basanite, Inc. restricted common stock for a strike price of $.35 per share valued at $265,500 and 100,000 warrants for a strike price of $.25 per share valued at $63,970 on May 30, 2019.

Family Relationships

Our Board Chairman, Michael V. Barbera, is the father in law of our Chief Financial Officer, Isabella Barbera.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our officers. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A request for a copy can be made in writing to Basanite, Inc., 2041 N.W. 15th Avenue, Pompano Beach, FL  33069, Attention: Mr. Michael V. Barbera, Chairman.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Basanite, Inc., 2041 N.W. 15th Avenue, Pompano Beach, FL  33069. Attention: Mr. Michael V. Barbera, Chairman. Shareholders who would like their submission directed to a member of the Board may so specify and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2019, other than (i) three Form 4s that were filed late by Mr. Barbera in March, September and December of 2019; (ii) one Form 4 with respect to three transactions that was filed late by Mr. LoRicco in June of 2019 and (iii) one Form 4 that was filed late by Mr. Sallarulo in April of 2019. Additionally, Mr. Anderson failed to file a Form 4 with respect to two warrant conversions in March and May of 2019 and Mr. Barbera failed to file a Form 4 with respect to a warrant conversion in May of 2019.  However, the warrant conversions of Mr. Anderson and Mr. Barbera were all reported accurately in our public filings submitted to the SEC.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

Our principal executive officer or other individual serving in a similar capacity;

•

Our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Bonus ($)	Warrant Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Richard Krolewski (1)(2)(4)	2019	$139,019	$—	$423,500	$—	$15,000	$577,519
Former Chief Executive Officer	2018	$—	$—	$—	$—	$—	$—

David Anderson (4)	2019	$149,483	$—	$—	$—	$—	$149,483
Chief Operating Officer	2018	$—	$—	$310,000	$—	$—	$310,000

Isabella Barbera	2019	$67,077	$—	$—	$516,900	$—	$583,977
Chief Financial Officer	2018	$—	$—	$—	$—	$—	$—

Edward Cespedes (3)	2019	$—	$—	$—	$—	$—	$—
Former Chief Executive Officer	2018	$47,500	$—	$—	$—	$—	$47,500

———————

1 Terminated effective March 6, 2020.

2 Relocation reimbursement of $15,000 was received as per the employment contract.

3 Approximately $2,432 of salary had been accrued but not paid and $200,000 of previously accrued payroll was forgiven.

4 Warrants were granted while serving as a consultant to the Company.

Employment Agreements

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

Mr. Anderson is also eligible to receive an annual cash bonus of up to $26,780 in year one, $82,018 in year two and $150,557 in year three based upon the Company’s achieving certain target financial objectives. In addition, Mr. Anderson is eligible to receive annual grants of options to purchase shares of the Company’s common stock of up to 1,500,000 shares in year one, 2,500,000 shares in year two and 3,500,000 shares in year three based upon the Company’s achieving certain target financial objectives. Such option grants, if earned, will have an exercise price equal to fair market value of the Company’s common stock at the time they are granted.

As provided in an addendum to his employment agreement, Dave Anderson agreed to act as the Interim Chief Executive Officer and Interim Principal Accounting Officer until such time that positions were filled.

On April 19, 2019, the Company entered into an Employment Agreement with Richard Krolewski to serve as the Company’s President and Chief Executive Officer effective April 29, 2019. Under the terms of the employment agreement, Mr. Krolewski was entitled to an annual base salary of $220,000, subject to annual review by the Company’s Compensation Committee of the Board of Directors. Mr. Krolewski was also eligible to receive an annual cash bonus of up to $31,243 in year one, $95,687 in year two and $175,650 in year three based upon the Company’s achieving certain target financial objectives. In addition, Mr. Krolewski was eligible to receive annual grants of options to purchase shares of the Company’s common stock of up to 2,625,000 shares in year one, 3,281,250 shares in year two and 4,687,500 shares in year three based upon the Company’s achieving certain target financial objectives. Such option grants if earned were to have an exercise price equal to fair market value of the Company’s common stock at the time they are granted.  As of December 31, 2019, no additional options were granted or bonuses paid.  Effective March 6, 2020, Mr. Krolewski was terminated from his position as Chief Executive Officer.  He was paid earned wages and vacation through the date of termination.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control, to any of our executive officers or key employees.

How Compensation for our Directors and Executive Officers was Determined

During 2019, our non-executive directors received stock option awards commensurate with what we believe is commensurate with the pay of directors of publicly traded entities similar to ours upon joining the Board in 2019.  One of our former directors received a cash payment of $10,000 upon resignation from the Board.

Our former Chief Executive Officer, Richard Krolewski, and our Chief Operating Officer, David Anderson, were compensated per their employment agreements.  Our Chief Financial Officer, Isabella Barbera, was compensated per her offer of employment.

2019 Option and Warrant Grants to Executive Officers

On March 4, 2019, as part of his compensation package for employment, Richard M. Krolewski, our former Chief Executive Officer, was granted immediate vesting in 5,000,000 warrants at a strike price of $0.1235 per share expiring in 5 years.

On May 23, 2019, as part of her compensation package for employment, Isabella Barbera, our Chief Financial Officer, was granted immediate vesting in 1,000,000 options at a strike price of $0.55 per share expiring in 10 years.

Outstanding Equity Awards at Fiscal Year-End

On August 16, 2018, as part of his compensation package for his consulting agreement, David Anderson, prior to being employed as our Chief Operating Officer, received 2,500,000 five-year warrants at a strike price of $.1235.  These warrants were outstanding at December 31, 2019.

Equity Compensation Plan Information

Not applicable.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of April 6, 2020, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 2041 N.W. 15th Avenue, Pompano Beach, FL 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 200,902,397 of common stock outstanding as of April 6, 2020, together with 35,058,928 shares of securities exercisable or convertible into shares of common stock within sixty (60) days of April 6, 2020 for each stockholder.

	Number of Shares	Percentage of
	Beneficially Owned	Shares Outstanding (1)
5% Stockholders:
Vincent L. Celentano (2)	20,827,524	10.22%

Named Executive Officers and Directors:
Simon R. Kay	—	*
David Anderson	3,500,000	1.72%
Isabella Barbera	1,073,625	*
Michael V. Barbera	6,809,000	3.35%
Ronald J. LoRicco, Sr. (3)	34,308,333	17.03%
Paul Sallarulo	5,584,493	2.75%
Gregory Nadeau	500,000	*
Gregory Cline	500,000	*
Kelly Patterson	500,000	*
All executive officers and directors as a group (9 persons)	52,775,451	25.05%

———————

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of January 16, 2020, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2) Includes shares held by Mr. Celentano directly and by two companies of which he is the 100% owner and manager, Celentano Consulting Company, LLC and VCVC, LLC.  Also includes 1,000,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.51 per share, 960,000 shares issuable upon exercise of common stock purchase warrant exercisable at $.60 per share and 960,000 shares issuable upon exercise of common stock purchase warrant exercisable at $.40 per share.

(3) Includes shares held by RVRM Holdings, Inc., First New Haven Mortgage Company, LLC and LoRi Co., which are controlled by our director, Ronald J. LoRicco, Sr.  Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a party to any related party transaction, including transaction in which:

•

The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years; and

•

A director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

On January 18, 2019, the Company entered into a secured convertible promissory note agreement with Michael V. Barbera, a member of our Board of Directors, in the amount of $50,000. On September 4, 2019, in full satisfaction of the convertible promissory note, the Company paid $54,704 to Michael V. Barbera.

On February 8, 2019, the Company issued a 90-day promissory note to RVRM, an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in the amount of $80,000. On May 15, 2019, the Company and the noteholder agreed to fully settle this note, including accrued interest of $2,926, by way of reducing the cash payment required for its exercise of 4,000,000 warrants at a discounted price of $.06 per share for a total investment of $240,000.

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

On February 14, 2019, the Company received a $100,000 investment from an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in consideration for 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.  On May 15, 2019, during the discounted exercise event, the entity exercised its 2,000,000 warrants at a discounted price of $.06 per share for a total investment of $120,000.

On February 27, 2019, the Company received a total of $50,000 investment from Michael V. Barbera, a member of our Board of Directors, in consideration for 1,000,000 restricted common shares at a price of $.05 per share and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $.075 per share.  On May 15, 2019, during the discounted exercise event, the 1,000,000 warrants were exercised at a discounted price of $.06 per share for a total investment of $60,000.

On March 4, 2019, Richard Krolewski, our former Chief Executive Officer, was granted 5,000,000 warrants to purchase restricted common shares with a strike price of $.1235 per share as part of his employment agreement.

On March 14, 2019, several noteholders, including the Company’s former chairman and chief executive officer, converted their convertible notes payable with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On March 15, 2019, the Company received a total of $100,000 investment from Paul M. Sallarulo, a member of our Board of Directors, in consideration for 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operations Officer, in consideration for 500,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share.  On May 15, 2019, during the discounted exercise event, the 500,000 warrants were exercised at a discounted price of $.06 per share for a total investment of $30,000.

On September 24, 2019, the Company issued 25,000 restricted common shares to an entity partially owned by Ronald J. LoRicco, Sr., a member of our Board of Directors, as part of a previous financing arrangement made with the Company.  The common shares valued at $4,625 ($0.185 per share) have been recorded as a loan commitment fee.

On December 11, 2019, the Company received a total of $10,080 investment from Isabella Barbera, Chief Financial Officer, in consideration for 45,000 restricted common shares at a price of $0.224 per share and cash warrants to purchase an additional 45,000 restricted common shares with a strike price of $0.67 per share.

Item 14.

Principal Accounting Fees and Services.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firms of Cherry Bekaert LLP and KBL, LLP, as well as the fees charged for such services. In its review of non-audit service and its appointments of Cherry Bekaert LLP and KBL, LLP, the Company’s independent registered public accounting firms for the respective years, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Cherry Bekaert LLP and KBL, LLP were approved by our Audit Committee. The following table shows the fees for the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees (1)	$107,000	$62,500
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(1) Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the respective years.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated February 17, 2011	8-K	3/21/11	2.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.5	Bylaws	S-1/A	12/8/11	3.5
3.6	Agreement and plan of merger between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
3.7	Articles of Merger	8-K	12/12/18	3.1
10.1	Indemnification Agreement	8-K	2/18/11	10.1
10.2	Sublease Agreement	8-K	10/28/15	10.2
10.3	Employment Agreement with Edward Cespedes	8-K	8/15/11	10.1
10.4	Agreement with Adility, Inc.	S-1/A	12/8/11	10.7
10.5	Form of Secured Convertible Promissory Note	8-K	1/3/13	10.1
10.6	Form of General Security Agreement	8-K	1/3/13	10.2
10.7	WCIS Asset Purchase Agreement effective April 1, 2013	DEF 14A	3/19/13
10.8	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC	8-K	7/22/14	10.1
10.9	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC	8-K	7/22/14	10.2
10.10	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014	8-K	7/22/14	10.3
10.11	Form of Non Exclusive Dealer Agreement with Prodeco Technologies LLC	10-K	3/26/15	10.12
10.12	Form of 7% Unsecured 12 Month Promissory Note issued by Prodeco Technologies, LLC in Favor of Paymeon, Inc.	10-K	3/26/15	10.13
10.13	Unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	8-K	10/28/15	10.1
10.14	License Agreement entered on December 11, 2016 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.1
10.15	First Amendment to License Agreement entered into on January 5, 2017 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.2
10.16	Operating Agreement of Basalt America Territory 1, LLC	10-K	7/17/18	10.16
10.17	Consulting agreement dated August 8, 2018 with David Anderson to become Interim Chief Executive Officer	10-Q	11/8/18	10.1
10.18	Letter of resignation Ed Cespedes	10-K	7/17/18	10.18
10.19	Membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC d/b/a Basalt America	10-K	7/17/18	10.19

10.20	3-year extension to unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	10-K	7/17/18	10.20
10.21	Consulting Agreement with BK Consulting, LLC	10-K	3/28/19	10.21
10.22	Form for all Notes payable related party convertible notes	10-K	7/17/18	10.23
10.23	Related party 7% unsecured promissory note dated January 20, 2015 in the principal amount of $75,000 from Prodeco Technologies, LLC	10-K	7/17/18	10.24
10.24	Related party $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement with CAM Group of Florida, LLC dated August 9, 2017	10-K	7/17/18	10.25
10.25	Non-interest bearing demand note from a related party dated May 25, 2017 in the amount of $10,000	10-K	7/17/18	10.26
10.26	Non-interest bearing demand note from a related party dated June 2, 2017 in the amount of $5,000	10-K	7/17/18	10.27
10.27	Employment agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.1
10.28	First amendment to Employment Agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.2
10.29	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
10.30	Commercial Lease agreement between Basanite Industries LLC and CAMTOM, LLC	8-K	1/31/19	10.1
10.31	Letter of resignation Vincent L. Celentano	8-K	1/24/19	99.1
10.32	Extension agreement of four convertible notes payable due to a related party with a net principal balance of $290,273 dated April 4, 2018 with new due date of December 31, 2018	10-Q	9/27/18	10.1
10.33	Second amendment to PayMeOn, Inc. convertible promissory note dated October 22, 2015 with Mark Lechter and Scott Balson	10-Q	9/27/18	10.2
10.34	Form of 4% Demand Note(s) with VCVC, LLC totaling $152,500 dated May 9, 2018 through June 19, 2018	10-Q	9/27/18	10.3
10.35	Form of the five unsecured, 4% percent, ninety-day promissory notes issued to RVRM Holdings, LLC totaling $90,000	10-Q	9/27/18	10.4
10.36	Form of Subscription Agreement used in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.37
10.37	Form of Common Stock Warrant used in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
10.38	Security Purchase Agreement dated October 10, 2019	8-K	10/17/19	10.1
10.39	15% Convertible Promissory Note dated October 10, 2019	8-K	10/17/19	10.2
10.40	Amendment #1 to the Convertible Promissory Note dated October 10, 2019 dated October 16, 2019	8-K	10/17/19	10.3
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company				Filed

23.1	Consent of Cherry Bekaert LLP	Filed
23.2	Consent of KBL, LLP	Filed
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Filed
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Filed
32.1	Certification Pursuant to Section 1350	Furnished
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

Item 16.

Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2020

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Interim Acting Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Simon R. Kay	Interim Acting Chief Executive Officer (Principal Executive Officer)	April 6, 2020
Simon R. Kay

/s/ Isabella Barbera	Chief Financial Officer (Principal Financial Officer)	April 6, 2020
Isabella Barbera

/s/ Michael V. Barbera	Chairman of the Board	April 6, 2020
Michael V. Barbera

/s/ Ronald J. LoRicco, Sr.	Director	April 6, 2020
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	April 6, 2020
Paul M. Sallarulo

/s/ Gregory Nadeau	Director	April 6, 2020
Gregory Nadeau

/s/ Gregory Cline	Director	April 6, 2020
Gregory Cline

/s/ Kelly Patterson	Director	April 6, 2020
Kelly Patterson

INDEX TO FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Basanite, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Basanite, Inc. (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 of the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Codification (“ASC”) Topic 842.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses and need to raise additional funds to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2019.

Tampa, Florida

April 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Basanite, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Basanite, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KBL, LLP

We had served as the Company’s auditor from 2017 through 2019.

KBL, LLP

New York, NY

March 28, 2019

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$129,152	$121,831
Accounts receivable, net	—	883
Inventory	159,472	56,586
Prepaid expenses	26,640	83,177
Deposits and other current assets	145,671	24,000
TOTAL CURRENT ASSETS	460,935	286,477

Lease right-of-use asset	1,222,853	—
Fixed assets, net	771,996	23,700
Other assets	5,380	200,000
	2,000,229	223,700

TOTAL ASSETS	$2,461,164	$510,177

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$218,082	$1,002,238
Due to related party	—	3,422
Accrued expenses	489,179	633,047
Accrued legal liability	790,606	—
Notes payable	219,617	—
Notes payable - related party	—	325,425
Notes payable - convertible	453,991	293,524
Notes payable - convertible - related party	—	290,273
Lease liability - current portion	221,997	—
TOTAL CURRENT LIABILITIES	2,393,472	2,547,929

Lease liability - net of current portion	1,094,970	—

TOTAL LIABILITIES	3,488,442	2,547,929

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 200,735,730 and 154,202,008 shares, respectively	200,736	154,202
Additional paid-in capital	24,216,042	18,718,283
Accumulated deficit	(25,444,056)	(21,135,252)
TOTAL STOCKHOLDERS' DEFICIT - CONTROLLING INTEREST	(1,027,278)	(2,262,767)
Non-controlling interest	—	225,015
TOTAL STOCKHOLDERS' DEFICIT	(1,027,278)	(2,037,752)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,461,164	$510,177

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2019	2018
Revenue
Products sales - rebar	$3,892	$87,836

Total cost of goods sold	105,010	91,085

Gross loss	(101,118)	(3,249)

OPERATING EXPENSES
Professional fees	341,906	234,668
Payroll, taxes and benefits	865,828	249,046
Consulting	219,326	628,525
General and administrative	2,483,226	2,203,741
Bad debt expense	—	79,569
Loss on impairment of license	—	396,849
Impairment of fixed assets	1,478	395,742
Loss on inventory obsolescence	—	240,121
Total operating expenses	3,911,764	4,428,261

NET LOSS FROM OPERATIONS	(4,012,882)	(4,431,510)

OTHER INCOME (EXPENSE)
Loss on share issuance for extension of debt	—	(90,061)
Loss on forfeiture of deposit	—	(1,260,000)
Miscellaneous income	4,469	—
Gain on settlement of payables	201,617	—
Interest expense	(113,076)	(106,994)
Total other income (expense)	93,010	(1,457,055)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(3,919,872)	(5,888,565)

LOSS FROM DISCONTINUED OPERATIONS	—	(20,844)

Deemed dividends	(388,932)	—

NET LOSS	(4,308,804)	(5,909,409)
Net loss attributable to non-controlling interest	—	540
Net loss attributable to controlling interest	$(4,308,804)	$(5,909,949)

Net loss per share - basic and diluted
Continuing operations	$(0.021)	$(0.044)
Discontinued operations	$(0.000)	$(0.000)
Total	$(0.021)	$(0.044)

Weighted average number of shares outstanding - basic and diluted	186,607,492	135,126,733

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	Non-controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	Equity (Deficit)
Balance December 31, 2017	—	$—	128,305,800	$128,306	$14,917,066	$(15,225,303)	$(500)	$224,475	$44,044

Stock-based compensation	—	—	4,500,000	4,500	1,656,604	—	—	—	1,661,104
Stock issued for cash	—	—	17,754,966	17,755	1,452,485	—	—	—	1,470,240
Related party forgiveness of debt	—	—	—	—	315,709	—	—	—	315,709
Shares issued for debt extension	—	—	274,575	275	89,786	—	—	—	90,061
Shares issued to convert debt	—	—	3,866,667	3,866	286,133	—	—	—	289,999
Shares cancelled	—	—	(500,000)	(500)	500	—	—	—	—
Subscription receivable	—	—	—	—	—	—	500	—	500
Net loss	—	—	—	—	—	(5,909,949)	—	540	(5,909,409)

Balance December 31, 2018	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$—	$225,015	$(2,037,752)

Shares issued to convert notes payable	—	—	2,139,437	2,139	528,961	—	—	—	$531,100
Stock-based compensation	—	—	—	—	1,701,316	—	—	—	$1,701,316
Stock issued for cash	—	—	21,323,570	21,324	1,248,756	—	—	—	$1,270,080
Stock issued to purchase non-controlling interest in Basalt America Territory #1	—	—	2,010,000	2,010	223,005	—	—	(225,015)	$—
Warrants exercised for cash	—	—	19,710,715	19,711	1,268,889	—	—	—	$1,288,600
Deemed dividend on common stock	—	—	—	—	388,932	—	—	—	$388,932
Shares issued as loan commitment fee	—	—	1,350,000	1,350	137,900	—	—	—	$139,250
Net loss	—	—	—	—	—	(4,308,804)	—	—	$(4,308,804)

Balance December 31, 2019	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$—	$—	$(1,027,278)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(4,308,804)	$(5,909,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest adjustment	—	540
Bad debt expense	—	79,569
Amortization of right of use asset	175,920	—
Depreciation	17,143	40,202
Amortization of debt discount	(22,533)	—
Loss on extinguishment of debt	—	90,061
Loss on impairment of license		396,849
Impairment of fixed assets	1,478	395,742
Loss on inventory obsolescence		240,121
Loss on forfeiture of deposit		1,260,000
Non-cash interest charges	(81,806)	—
Non-cash loan commitment fee	9,250	—
Deemed dividend	388,932	—
Stock-based compensation	1,701,316	1,661,104
Amortization of license agreement	—	50,411
Changes in operating assets and liabilities:
Prepaid expenses	56,537	(25,384)
Inventory	(102,886)	83,559
Deposits	—	—
Accounts receivable	883	(80,452)
Other current assets	(127,051)	—
Accounts payable and accrued expenses	32,084	318,967
Net cash used in operating activities	(2,259,537)	(1,398,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(766,918)	(2,935)
Deposits on machinery and equipment	200,000	(400,000)
Net cash used in investing activities	(566,918)	(402,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable and convertible notes payable related party	(104,704)	(6,476)
Proceeds from notes payable and notes payable related party	234,760	416,325
Proceeds from convertible notes payable and convertible notes payable related party	408,000	—
Repayment of notes payable and notes payable related party	(97,108)	(45,900)
Proceeds from sale of common stock	2,392,828	1,370,739
Net cash provided by financing activities	2,833,776	1,734,688

NET INCREASE (DECREASE) IN CASH	7,321	(66,907)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,831	188,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,152	$121,831

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the year ended
	December 31,
	2019	2018
Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$31,237	$7,002

Supplemental disclosure of non cash investing and financing activities:
Related party forgiveness recorded as additional paid-in capital	$—	$315,709
Conversion of notes payable into common stock	$531,101	$290,000
Common shares issued to aquire interest in joint venture	$502,500	$—
Exchange of notes payable and related interest for common stock	$165,852	$—
Common shares issued for loan commitment fees	$137,900	$—

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Description of Business

On May 30, 2006, Basanite, Inc. was organized as a Nevada corporation. Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”. Currently based in Pompano Beach, Florida, the Company intends to manufacture concrete-reinforcing products made from basalt fiber reinforced polymers (“BFRP”), such as its primary product BasaFlex. This UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues.

On December 19, 2018, the Company changed its name from PayMeOn, Inc. to Basanite, Inc. to more accurately reflect the new direction of the Company.  In 2017, the Company had acquired Basalt America, LLC (“Basalt America”), a business dedicated to the production of reinforcement products made of basalt fiber for the construction industry.  Basalt America had an exclusive license with Global Energy Sciences (through an assignment by RAW Energy Materials Corp. (“RAW”)) for the exclusive production and sales of certain trademarked concrete reinforcement products (“RAW License Agreement”).  During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture (“Joint Venture”) with accredited investors for the management of Basalt America Territory 1, LLC, which would have the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500 which was used as a deposit to purchase future inventory from May to August 2017. Operations commenced during the fourth quarter of 2017. The Company owned 55.3% and the investors owned 44.7% of the joint venture.

In October 2018, Basalt America and affiliates of Global Energy Sciences entered litigation over various contractual disputes. The RAW License Agreement was terminated on January 29, 2019. On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind the investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company took control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

During 2018, the Company formed Basanite Industries, LLC (“Basanite Industries”) to pursue the basalt fiber reinforcement business through the production of its own proprietary basalt fiber reinforcement. The Company has equipped itself with new personnel, new and different equipment, new proprietary resin matrix and products; all outside of any relationship or knowledge associated with the RAW License Agreement, to establish its successful market entry through its wholly owned subsidiary Basanite Industries, LLC.

Prior to entering the reinforcement business, the Company had conducted business through two separate wholly owned subsidiaries: HLM Paymeon, Inc., and Paymeon Brands, Inc. On March 19, 2018, the Board of Directors of the Company approved the disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. as the Company continued its strategic shift into the basalt fiber reinforcement business.  The disposal of HLM Paymeon, Inc. and Paymeon Brands, Inc. was effective September 30, 2018. As a result of this disposal, the Company recorded a loss from discontinued operations in the accompanying consolidated financial statements as of December 31, 2018.

(B) Liquidity and Management Plan

Since inception, the Company has incurred net operating losses and used cash in operations. The Company has an accumulated deficit of approximately $25.4 million and $21.1 million, a working capital deficiency of approximately $1.9 million and $2.3 million, and cash used in operations of approximately $2.3 million and $1.4 million at December 31, 2019 and 2018, respectively. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products, which include the general and administrative expenses associated with its organization and product development.  We expect operating losses to continue due to the anticipated costs to test and certify our fiber reinforced polymer rebar manufacturing process and product.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

At December 31, 2019, the Company had cash of $129,152 compared to $121,831 at December 31, 2018.

The Company believes that it has sufficient capital and access to future capital to fund its planned operations to enter into the second quarter of calendar year 2020. We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. This occurred during most of 2019.  To the extent future revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Use of Estimates in Financial Statements

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported periods. The Company’s actual results could differ from these estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates made by the Company include: contingent liabilities, incremental borrowing rate, and stock-based compensation and other stock-based valuations.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC, Basalt America, LLC, formerly known as Rockstar Acquisitions, LLC, HLM Paymeon, Inc. and Paymeon Brands, Inc. All significant intercompany balances have been eliminated in consolidation.

(C) Cash

The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

(D) Inventories

The Company’s inventories consist of raw materials and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. During the year ended December 31, 2018, the Company recorded an impairment charge related to obsolete inventory.  No impairment charge was recorded during the year ended December 31, 2019.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(D) Inventories (continued)

The Company’s inventory at December 31, 2019 and 2018 was comprised of:

	December 31, 2019	December 31, 2018

Finished goods	$47,462	$56,586
Raw materials	112,010	—
Total inventory	$159,472	$56,586

(E) Fixed assets

Fixed assets are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization.  Depreciation and amortization are computed using a straight-line method over the following estimated useful lives:

Computer equipment	3 years
Machinery	7 years
Leasehold improvements	15 years
Office furniture and equipment	5 years
Land improvements	15 years
Website development	3 years

Maintenance and repairs are charged to expenses as incurred, and improvements to leased facilities and equipment are capitalized.

Fixed assets consist of the following:

	December 31, 2019	December 31, 2018

Computer equipment	$7,268	$13,813
Machinery	578,347	20,000
Leasehold improvements	137,217	—
Office furniture and equipment	62,926	—
Land improvements	7,270	—
Website development	27,275	24,775
Total fixed assets	820,303	58,588
Accumulated depreciation	(48,307)	(34,888)
Total fixed assets, net	$771,996	$23,700

Depreciation expense for the year ended December 31, 2019 was $17,143 compared to $40,202 for the year ended December 31, 2018.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(F) Deposits

The Company’s deposits consist of the deposits made on equipment. The deposits are reclassified as part of the fixed asset cost when received and placed into service. The Company reclassified $200,000 of deposits from December 31, 2018 into machinery during the year ended December 31, 2019.

(G) Accrued expenses

The Company’s accrued expenses consist of the following:

	December 31, 2019	December 31, 2018

Accrued payroll	$296,184	$271,354
Accrued payroll taxes	25,144	20,758
Accrued interest (1)	98,091	276,362
Credit cards payable	49,715	59,357
Accrued expenses	20,045	5,216
Total accrued expenses	$489,179	$633,047

(1)

As of December 31, 2018, the balance included $68,267 of accrued interest on the judgement with CalSTRS (See Note 9 - Commitments and Contingencies, Legal Matters for more details).  As of December 31, 2019, this amount has been reclassed to accrued legal liability.  See item (H) Accrued legal liability below.

(H) Accrued legal liability

The Company’s accrued legal liability consist of the following:

	December 31, 2019	December 31, 2018

Accrued consulting fees (1)	$315,000	$—
Judgement payable (1)	388,867	—
Accrued interest on judgement (2)	86,739	—
Total accrued legal liability	$790,606	$—

(1)

As of December 31, 2018, these balances were included in Accounts payable.  As of December 31, 2019, this amount has been reclassed to accrued legal liability.  Accrued consulting fees are part of the litigation with RAW Energy Material Corp.  Judgement payable is the amount of the judgement to be paid to CalSTRS. (See Note 9 - Commitments and Contingencies, Legal Matters for more details.)

(2)

As of December 31, 2018, the balance of $68,267 was included in Accrued interest.  See item (G) Accrued expenses above.  As of December 31, 2019, this amount has been reclassed to accrued legal liability.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(I) Loss Per Share (continued)

The following are dilutive shares not included in the loss per share computation:

	December 31, 2019	December 31, 2018

Options	5,042,500	2,587,500
Warrants	29,849,761	18,025,000
Convertible shares	984,014	2,715,897
	35,876,275	23,328,397

(J) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant.  The Company used the Black Scholes valuation model to determine the fair value of the grants issued, using the following key assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Expected price volatility	118.66 - 152.63%	—
Risk-free interest rate	2.32 - 2.41%	—
Expected life in years	4 - 10	—
Dividend yield	—	—

(K) Non-controlling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity; provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary; and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $0 and $540 for the years ended December 31, 2019 and 2018, respectively, are included in the consolidated financial statements.

On February 12, 2019, as a result of the termination of the RAW License Agreement (see Note 9), the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company issued 2,010,000 restricted common shares. The non-controlling investors were issued these shares on March 21, 2019 and the Company took control of the previous 44.7% of Basalt America Territory 1, LLC, formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements. As a result of this unwinding, Basalt America Territory 1, LLC was fully consolidated into Basalt America.

(L) Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act’s most significant change to the U.S. corporate income tax system was the federal corporate rate reduction from 35% to 21%.  The provisions in the Tax Act are effective January 1, 2018.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(L) Income Taxes (continued)

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2019 and 2018 due to its history of net operating losses.  The provision for income taxes was calculated as a result of the following (in thousands):

	December 31,
	2019	2018

Federal tax at statutory rate	$(823)	$(2,183)
State taxes, net of federal income tax benefit	(171)	(377)
Change of valuation allowance	987	2,423
Non-deductible expenses and other	7	137
Provision for income tax	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,356	$4,897
TCJA Adjustment	—	(1,367)
Accruals and allowances	10	—
Stock-based compensation	1,059	573
Impairment	—	183
Total deferred tax assets	5,425	4,286
Valuation allowance	(5,425)	(4,286)
Total deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
Property, equipment and intangible assets	(57)	—
Total deferred tax liabilities	(57)	—
Valuation allowance	57	—
Total deferred tax liabilities net of valuation allowance	—	—
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company has a valuation allowance of approximately $5.4 million related to federal net operating loss (“NOL”) carryforwards of approximately $17.2 million. The amount of the valuation allowance represented an increase of approximately $1.1 million over the amount recorded as of December 31, 2018, and was due to the increase in net operating losses. If not utilized, federal net operating losses of $4.2 million may be carried forward indefinitely, and $13 million will expire at various times between 2031 and 2037.  State net operating losses follow federal.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2019.

The Company files income tax returns in the U.S. federal jurisdiction and Florida. The Company is subject to U.S. federal and Florida state tax examinations for certain years after 2016.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

NOTE 4 – OPERATING LEASE

On January 18, 2019, the Company entered into an agreement to lease approximately 25,470 square feet of office and manufacturing space in Pompano Beach, Florida through March 2024. On March 25, 2019, the Company entered into an amendment to the agreement to increase the square footage of leased premises to 36,900 square feet, increasing the Company’s base rent obligation to be approximately $33,825 per month for one year and nine months, and increasing annually at a rate of three percent for the remainder of the lease term. The aggregate base rent payments for the term of the lease is $2,073,344. Additionally, as a result of the lease amendment, the lease deposit required was increased to $74,000.

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and has accounted for the lease in terms of the right-of-use assets and offsetting lease liability obligations under this pronouncement. In accordance with ASC 842, on January 18, 2019, the Company entered into and recorded a lease right-of-use asset and a lease liability at a present value of $1,405,804. The Company recorded this amount at present value, in accordance with the standard, using a discount rate of 15%, which is representative of the last borrowing rate for notes issued to a non-related party. The right-of-use asset will be composed of the sum of all lease payments plus any initial direct cost and will be amortized over the life of the expected lease term. For the expected term of the lease, the Company will use the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease is treated as an operating lease under the new standard.

The future minimum lease payments to be made under the operating lease as of December 31, 2019:

2020	$405,900
2021	415,033
2022	427,484
2023	440,308
2024	110,884
Total minimum lease payments	1,799,609
Discount	(482,642)
Operating lease liability	$1,316,967

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 4 – OPERATING LEASE (CONTINUED)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2019, the weighted-average remaining lease term is 4.50 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the years ended December 31, 2019 and 2018, the Company expensed $423,121 and $150,302, respectively, for rent.

NOTE 5 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $0 and $290,273 at December 31, 2019 and December 31, 2018, respectively.

In March 2019, under the terms of the original agreements, the principal totaling $290,273 plus accrued interest totaling $131,178, was converted into 1,700,985 restricted common shares.

On January 18, 2019, the Company entered into a secured convertible promissory note agreement with a related party in the amount of $50,000. The note had a term of 180 days bearing an interest rate of 15% per annum. If the Company chose to exercise the option to convert, the notes would have been converted into shares of the Company’s common stock for a conversion price of $0.05 per share. The investor would also have been entitled to receive five-year warrants with a strike price of $0.075 per share. The warrants would have equaled the number of shares received in the conversion of the Secured Convertible Promissory Note. On September 4, 2019, the $50,000 note was paid along with accrued interest in the amount of $4,704.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $453,991 and $293,524 at December 31, 2019 and December 31, 2018, respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum (subsequently increased to 10% and then to 15%), then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note.

On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company had begun making payments, but is not current with payments, required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations.

As of December 31, 2019, the Company has made payments totaling $50,000, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $268,524.  As of December 31, 2019, accrued expenses includes $75,881 of accrued interest for this note.

On October 10, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with Labrys Fund, LP (the “Investor”) pursuant to which the Investor purchased a 15% Convertible Promissory Note (the “Note”) from the Company. Unless there is a specific Event of Default (as such term is defined in the Note) or the Note remains unpaid by April 16, 2020 (the “Maturity Date”), then the Investor shall have the ability to convert the principal and interest under the Note into shares of the Company's common stock.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Pursuant to the SPA, the Company agreed to issue and sell to the Investor the Note, in the principal amount of $338,000.  The Company received net proceeds from the Note of $300,000 after an original issue discount of $33,800 and a reduction for Investor’s legal counsel fees of $4,200. Additionally, the Company issued 1,300,000 shares of common stock to the Investor as a commitment fee (the “Returnable Shares”) which was valued at $.10 per share and recorded as an offset to the principal amount.  The Returnable Shares must be returned to the Company in the event the Note is fully paid and satisfied prior to the Maturity Date. The proceeds from the Note was used for general working capital purposes.

As of December 31, 2019, accrued expenses include $10,639 of accrued interest for this note.  On March 9, 2020, a principal payment of $100,000 was made towards the balance of the note.

On January 18, 2019, the Company entered into a secured convertible promissory note agreement with an accredited investor in the amount of $20,000. The note had a term of 180 days bearing an interest rate of 15% per annum. At the Company’s sole option, the notes could be converted into shares of the Company’s common stock. If the note was converted, the investor was entitled to receive five-year warrants. On September 24, 2019, the principal balance of $20,000 plus accrued interest of $1,923 was converted into 438,452 restricted common shares at a conversion rate of $0.05 per share.  The investor also received 266,667 five-year warrants with an exercise price of $0.075 per share resulting in a deemed dividend of $66,782.

Interest expense for the Company’s convertible notes payable was $51,015 and $26,842 for the years ended December 31, 2019 and December 31, 2018, respectively.  Accrued interest for the Company’s convertible notes payable at December 31, 2019 and December 31, 2018 was $86,520 and $66,558, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable totaled $219,617 and $0 at December 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2018, the Company issued unsecured, 4% demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC is the personal holding company of Vincent L. Celentano, who was our chairman and chief executive officer at the time of the notes. As of December 31, 2018, these notes had accrued interest of $10,252. Effective February 26, 2019, the Company applied $68,460 of note principal and $4,267 of accrued interest under these notes from a note receivable from an affiliated entity to VCVC. At December 31, 2018, these notes were recorded as Notes payable – related party (See Note 8). At December 31, 2019, these notes had accrued interest of $11,721.

On March 26, 2019 and April 29, 2019, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.79% and last through March of 2020.  The balance as of December 31, 2019 was $6,954.

On September 3, 2019, the Company entered a financing arrangement with their landlord to borrow against their rent payments.  The financing has an interest rate of 7% and lasts through May of 2020.  The balance as of December 31, 2019 was $20,698.

Interest expense for the Company’s notes payable was $7,675 and $369 for the years ended December 31, 2019 and 2018, respectively. Accrued interest for the Company’s notes payable at December 31, 2019 and December 31, 2018 was $11,244 and $0, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaled $0 and $325,425 at December 31, 2019 and December 31, 2018, respectively.

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

During the year ended December 31, 2018, the Company issued unsecured, 4% demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. These notes were previously recorded as notes payable – related party.  See Note 7 for information regarding this note payable.

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

Interest expense for the Company’s notes payable – related party was $2,926 and $28,540 for the years ended December 31, 2019 and December 31, 2018, respectively. Accrued interest for the Company’s notes payable – related party at December 31, 2019 and December 31, 2018 was $0 and $14,427, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Territory Joint Ventures

During the second quarter of 2017, the Company entered into a term sheet for a Joint Venture with accredited investors for the management of Basalt America Territory 1, LLC, for the exclusive rights to manage sales for Dade, Broward and Monroe Counties in the State of Florida. In conjunction with entering into the Joint Venture, the investors provided total proceeds of $502,500, which were used for the purchase of inventory from May to August 2017. The Company initially owned 55.3% and the investors owned 44.7% of the joint venture. Through December 31, 2018, the Company entered into financing term sheets for this Joint Venture with a related party for $288,750 and five accredited investors for a total of $213,750. The funds were used as a deposit to purchase inventory.

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

Legal Matters

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at December 31, 2019 is $86,739.

HLM Paymeon Storefront Damage Settlement

On December 15, 2016, a third-party driver drove his car through the Company’s retail storefront located at 2599 N. Federal Highway, Fort Lauderdale, FL 33305.  The accident caused severe damage to the building causing the city of Fort Lauderdale to declare the building an unsafe structure.  The Company was forced to vacate the premises, therefore, terminating the lease.  The damaged storefront and terminated lease effectively terminated the business.  On August 3, 2017, the Company filed a complaint with the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for loss of income, beneficial lease and debt to the sub-landlord.  On February 26, 2020, the Company was able to settle for $125,000 in exchange for a Complete Release for All Claims against all parties named in the case.  The case was taken on a contingency basis by its attorney, therefore, reducing the settlement proceeds by 40% and related expenses.  The Company received $70,817 in net proceeds on March 18, 2020.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC ("Company") as a Defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company and all of the defendants in this case are contesting plaintiff's claims vigorously, have filed counterclaims and are considering additional filings against the plaintiff, as well as its affiliated companies and principals, including Don Smith and Elina Jenkins. The nature of the dispute is based on representations (or misrepresentations) we allege were made to us and terms of a previously existing licensing agreement, related consulting and other agreements, as well as related sales of equipment/machinery and goods. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, the parties promptly agreed to an order terminating that license agreement, which resulted in the Agreed Order dated January 28, 2019. The parties continue to litigate damages arising from the dispute. Depositions of RAW's principal, Don Smith, and associate, Elina Jenkins, were taken in January of 2020; and additional discovery is being pursued.

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

In February 2019, the Company issued 3,000,000 restricted common shares, par value $.001 per share, for $.05 per share and 3,000,000 warrants with a strike price of $.075 per share in exchange for $150,000.  The Company also issued 3,000,000 restricted common shares, par value $.001 per share, for $.05 per share and 3,000,000 warrants with a strike price of $.075 per share in exchange for $150,000 to related parties.

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

In March 2019, the Company issued 7,000,000 restricted common shares, par value $.001 per share, for $.05 per share and 7,000,000 warrants with a strike price of $.075 per share in exchange for $350,000.  The Company also issued 2,500,000 restricted common shares, par value $.001 per share, for $.05 per share and 2,500,000 warrants with a strike price of $.075 per share in exchange for $125,000 to related parties.

On April 18, 2019, the Company issued 1,250,000 restricted common shares, par value $.001 per share for $.20 per share and 5,000,000 warrants with a strike price of $.30 per share in exchange for $250,000.

On April 19, 2019, the Company issued 28,570 restricted common shares, par value $.001 per share, for $.35 per share and 28,570 warrants with a strike price of $.35 per share in exchange for $10,000.

In April 2019, the Company issued 4,500,000 restricted common shares, par value $.001 per share, for $.05 per share and 4,500,000 warrants with a strike price of $.075 per share in exchange for $225,000.

On May 1, 2019, holders of warrants to purchase common stock were given the opportunity to exercise their warrants at a 20% discount to their original strike price in an effort to raise additional operating capital. Holders were given until May 15, 2019 to exercise at the discounted rate. On May 17, 2019, the Company agreed to issue 17,710,715 shares of its common stock, par value $.001 per share, in exchange for $1,168,600 as the result of the discounted exercise of certain outstanding warrants issued by the Company in the past to various accredited investors. Of the 17,710,715 shares issued from the exercise of warrants, 7,500,000 shares were issued to related parties.  In connection with the issuance of common stock, $292,150 was recognized as a deemed dividend on the warrants, which represents the intrinsic value of the discounted exercise price of the warrants exercised as the holders of the warrants are also common shareholders.

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

On October 16, 2019, the Company issued 1,300,000 restricted common shares to an investment fund as returnable shares to serve as a loan commitment fee per the conversion note payable agreement.  See Note 6 – Notes payable - convertible.

On December 4, 2019, an investor exercised its warrants for 2,000,000 shares at a strike price of $.06 per share (a 20% discount to their original strike price of $.075 per share) in exchange for $120,000.  In connection with the issuance of the common stock, $30,000 was recognized as a deemed dividend on the warrants, which represents the intrinsic value of the discounted exercise price of the warrants exercised as the holder of the warrant is also a common shareholder.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

On December 11, 2019, the Company issued 45,000 restricted common shares, par value $.001, at $.224 per share and 45,000 five-year warrants at a strike price of $.67 per share to its Chief Financial Officer, Isabella Barbera, in exchange for $10,080.

During the year ended December 31, 2019, the Company issued 41,034,285 restricted common shares for proceeds received in the amount of $3,191,119 from the sale of stock from accredited investors and related parties, including the $1,288,600 from the discounted warrant exercise. Included in the total shares issued, 13,070,000 of these shares were issued to related parties.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2017	5,600,000	$0.43	$741,600
Cancelled	(3,012,500)	(0.51)
Balance at December 31, 2018	2,587,500	$0.35	$—
Issued	2,500,000	0.25
Cancelled	(45,000)	(0.25)
Balance at December 31, 2019	5,042,500	$0.40	$—

Options exercisable and outstanding at December 31, 2019 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	2,502,500	3.49	$0.25	$—
$0.51 - $1.00	2,540,000	5.80	$0.54	—
	5,042,500			$—

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2017	5,650,000	$0.46	$—
Granted	12,375,000	0.14
Balance at December 31, 2018	18,025,000	$0.24	$—
Granted	31,535,475	0.12
Exercised	(19,710,714)	0.07
Balance at December 31, 2019	29,849,761	$0.23	$1,956,750

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 11 – OPTIONS AND WARRANTS (CONTINUED)

Warrants exercisable and outstanding at December 31, 2019 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	26,827,261	3.72	$0.18	$1,956,750
$0.51 - $1.00	3,022,500	2.94	$0.60	—
	29,849,761			$1,956,750

During the year ended December 31, 2019, warrants to purchase 19,400,000 shares of common stock with an exercise price of $0.075 per share were exercised at a 20% discount for $1,164,000, warrants to purchase 160,000 shares of common stock with an exercise price of $0.60 per share were exercised at a 20% discount for $76,800, warrants to purchase 140,000 shares of common stock with an exercise price of $0.40 per share were exercised at a 20% discount for $44,800, and warrants to purchase 10,714 shares of common stock with an exercise price of $0.35 per share were exercised at a 20% discount for $3,000.  The total received for the exercise of warrants was $1,288,600, resulting in the issue of a total of 19,710,714 shares of common stock.

During the years ended December 31, 2019 and 2018, total stock-based compensation expense amounted to $1,701,316 and $1,661,104, respectively.

NOTE 12 – RELATED PARTIES

On January 18, 2019, the Company entered into a secured convertible promissory note agreement with Michael Barbera, a member of our Board of Directors, in the amount of $50,000. On September 4, 2019, in full satisfaction of the convertible promissory note, the Company paid $54,704 to Michael Barbera.

On February 8, 2019, the Company issued a 90-day promissory note to RVRM, an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in the amount of $80,000. On May 15, 2019, the Company and the noteholder agreed to fully settle this note, including accrued interest of $2,926, by way of reducing the cash payment required for its exercise of 4,000,000 warrants at a discounted price of $.06 per share for a total investment of $240,000

On February 12, 2019, as a result of the termination of the RAW License Agreement, the Company agreed to settle with the non-controlling investors in Basalt America Territory 1, LLC to unwind this investment. In the settlement, the Company agreed to issue 2,010,000 restricted common shares at a value representing the original investment of $502,500 ($0.25 per share). The non-controlling investors were issued these shares on March 21, 2019 and the Company took control of the previous 44.7% of Basalt America Territory 1, LLC formerly representing the non-controlling interest as of December 31, 2018 in the accompanying consolidated financial statements.

On February 14, 2019, the Company received a $100,000 investment from an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in consideration for 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.  On May 15, 2019, during the discounted exercise event, the entity exercised its 2,000,000 warrants at a discounted price of $.06 per share for a total investment of $120,000.

On February 27, 2019, the Company received a total of $50,000 investment, from Michael Barbera, a member of our Board of Directors, in consideration for 1,000,000 restricted common shares at a price of $.05 per share and cash warrants to purchase an additional 1,000,000 restricted common shares with a strike price of $.075 per share.  On May 15, 2019, during the discounted exercise event, the 1,000,000 warrants were exercised at a discounted price of $.06 per share for a total investment of $60,000.

On March 4, 2019, Richard Krolewski, our former Chief Executive Officer, was granted 5,000,000 cash warrants to purchase restricted common shares with a strike price of $.1235 per share as part of his employment agreement.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

On March 14, 2019, several noteholders, including the Company’s former chairman and chief executive officer, converted their convertible notes payable with a principal balance of $378,000. The noteholders converted all principal and accrued interest under these notes in the amount of $509,178 (which includes interest accrued through February 26, 2019) in exchange for 1,700,985 restricted common shares of the Company.

On March 15, 2019, the Company received a total of $100,000 investment from Paul M. Sallarulo, a member of our Board of Directors, in consideration for 2,000,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 2,000,000 restricted common shares with a strike price of $0.075 per share.

On March 15, 2019, the Company received a total of $25,000 investment from Dave Anderson, Executive Vice President and Chief Operations Officer, in consideration for 500,000 restricted common shares at a price of $0.05 per share and cash warrants to purchase an additional 500,000 restricted common shares with a strike price of $0.075 per share.  On May 15, 2019, during the discounted exercise event, the 500,000 warrants were exercised at a discounted price of $.06 per share for a total investment of $30,000.

On September 24, 2019, the Company issued 25,000 restricted common shares to an entity partially owned by Ronald J. LoRicco, Sr., a member of our Board of Directors, as part of a previous financing arrangement made with the Company.  The common shares valued at $4,625 ($0.185 per share) have been recorded as a loan commitment fee.

On December 11, 2019, the Company received a total of $10,080 investment from Isabella Barbera, Chief Financial Officer, in consideration for 45,000 restricted common shares at a price of $0.224 per share and cash warrants to purchase an additional 45,000 restricted common shares with a strike price of $0.67 per share.

NOTE 13 – SUBSEQUENT EVENTS

On January 16, 2020, the Company issued a demand note payable to Michael Barbera, the chairman of our Board of Directors, in the amount of $50,000.  The note has a maturity date of July 16, 2020 and an interest rate of 10% per annum.

On January 16, 2020, the Company issued a demand note payable to First New Haven Mortgage Company, an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in the amount of $50,000.  The note has a maturity date of July 16, 2020 and an interest rate of 10% per annum.

On February 26, 2020, the Company signed a Complete Release of All Claims related to the HLM Paymeon Storefront Damage lawsuit in settlement for $125,000.  This releases the Company from all claims related to this incident.  This case was handled on a contingency basis.  The Company has received the proceeds from the settlement on March 18, 2020 in the amount of $70,817.  See Note 9 – Commitments and Contingencies’ legal matters for more details.

On March 5, 2020, the Company entered into an unsecured convertible promissory note agreement with Jeffrey Saferstein, an advisor to our Board, in the amount of $50,000. The note has a term of 9 months bearing an interest rate of 10% per annum. On or after June 6, 2020, if the note remains outstanding, either party can opt to convert.  The note may be converted into shares of the Company’s restricted common shares for a conversion price to be determined at the close of the market on June 5, 2020 subject to a 20% discount. If the note is converted, the investor is also entitled to receive five-year warrants equal to the principal divided by the conversion price.  The strike price of the warrants will be 3 times the conversion price.

On March 6, 2020, the Board moved for the removal of our former Chief Executive Officer, Richard Krolewski. Subsequently, they moved for the appointment of Simon R. Kay as interim acting Chief Executive Officer.

On March 9, 2020, the Company received a total of $400,000 investment from an investor, in consideration for 4,000,000 restricted common shares at a price of $0.10 per share and cash warrants to purchase an additional 4,000,000 restricted common shares with a strike price of $0.30 per share.  The shares and warrants have not been issued as of the date of this report.

On March 9, 2020, the Company made a $100,000 principal payment towards its financial obligation to Labrys Fund.  See Note 6 – Notes Payable - Convertible for more details on this financial obligation.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

On March 25, 2020, the Company received a total of $16,667 investment from an investor, in consideration for 166,667 restricted common shares at a price of $0.10 per share and cash warrants to purchase an additional 166,667 restricted common shares with a strike price of $0.40 per share.

In March 2020, the World Health Organization declared the outbreak of a novel Coronavirus (CoViD-19) as a pandemic, which continues to spread throughout the United States and the world. While the disruption to our business is expected to be temporary, there is uncertainty around the duration. Our facility has been ordered temporarily closed for the safety of our employees as we are not considered an “essential business.” To date, we have not seen a material impact to our business other than a temporary delay to scaling production. However, the financial impact from COVID-19 cannot be reasonably estimated at this time.