Form 10-Q
period 2020-03-31
BASANITE, INC.
filed 2020-05-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 15, 2020
Common Stock, $0.001 Par Value Per Share	203,602,397

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$101,841	$129,152
Inventory	158,275	159,472
Prepaid expenses	29,423	26,640
Deposits and other current assets	77,172	145,671
TOTAL CURRENT ASSETS	366,711	460,935

Lease right-of-use asset	1,171,262	1,222,853
Fixed assets, net	831,338	771,996
Other assets	—	5,380
	2,002,600	2,000,229

TOTAL ASSETS	$2,369,311	$2,461,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$209,358	$218,082
Accrued expenses	542,127	489,179
Accrued legal liability	795,210	790,606
Notes payable	211,914	219,617
Notes payable - related party	100,000	—
Notes payable - convertible	418,391	453,991
Subscription liability	416,667	—
Lease liability - current portion	230,427	221,997
TOTAL CURRENT LIABILITIES	2,924,094	2,393,472

Lease liability - net of current portion	1,033,800	1,094,970

TOTAL LIABILITIES	3,957,894	3,488,442

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 200,735,730 shares issued and outstanding	200,736	200,736
Additional paid-in capital	24,216,042	24,216,042
Accumulated deficit	(26,005,361)	(25,444,056)
TOTAL STOCKHOLDERS' DEFICIT	(1,588,583)	(1,027,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,369,311	$2,461,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the three months ended
	March 31,
	2020	2019
Revenue
Products sales - rebar	$1,625	$—

Total cost of goods sold	619	—

Gross profit	1,006	—

OPERATING EXPENSES
Professional fees	109,858	151,863
Payroll, taxes and benefits	237,431	66,267
Consulting	17,063	158,072
General and administrative	217,953	280,668
Total operating expenses	582,305	656,870

NET LOSS FROM OPERATIONS	(581,299)	(656,870)

OTHER INCOME (EXPENSE)
Miscellaneous income	—	700
Gain on settlement of lawsuit	70,817	—
Interest expense	(50,823)	(31,511)
Total other income (expense)	19,994	(30,811)

NET LOSS	$(561,305)	$(687,681)

Net loss per share - basic and diluted	$(0.003)	$(0.004)

Weighted average number of shares outstanding - basic and diluted	200,735,730	154,882,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Deficit

Balance January 1, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$—	$(1,027,278)

Net loss	—	—	—	—	—	(561,305)	—	$(561,305)

Balance March 31, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(26,005,361)	$—	$(1,588,583)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Deficit

Balance January 1, 2019	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$225,015	$(2,037,752)

Shares issued to convert notes payable	—	—	1,700,985	1,701	507,477	—	—	509,178

Stock-based compensation	—	—	—	—	73,603	—	—	73,603

Stock issued for cash	—	—	15,500,000	15,500	759,500	—	—	775,000

Stock issued to purchase non-controlling interest in Basalt America Territory #1	—	—	2,010,000	2,010	223,005	—	(225,015)	—

Net loss	—	—	—	—	—	(687,681)	—	$(687,681)

Balance March 31, 2019	—	$—	173,412,993	$173,413	$20,281,868	$(21,822,933)	$—	$(1,367,652)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,305)	$(687,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset	51,591	83,051
Depreciation	25,828	1,559
Amortization of debt discount	16,900	—
Stock-based compensation	—	73,603
Changes in operating assets and liabilities:
Prepaid expenses	(2,783)	46,680
Inventory	1,197	(29,834)
Accounts receivable	—	883
Other current assets	48,086	(74,000)
Accounts payable and accrued expenses	48,828	142,979
Subscription liability	416,667	—
Lease liability	(52,740)	—
Net cash used in operating activities	(7,731)	(442,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(59,377)	(27,555)
Deposits on machinery and equipment	—	(155,050)
Net cash used in investing activities	(59,377)	(182,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	815,000
Repayment of convertible notes payable and convertible notes payable related party	(102,500)	(2,500)
Proceeds from notes payable and notes payable related party	109,541	160,000
Proceeds from convertible notes payable and convertible notes payable related party	50,000	70,000
Repayment of notes payable and notes payable related party	(17,244)	—
Net cash provided by financing activities	39,797	1,042,500

NET (DECREASE) INCREASE IN CASH	(27,311)	417,135

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	129,152	121,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,841	$538,966

Supplemental cash flow information:
Cash paid for interest	$2,753	$2,500

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable into common stock	$—	$509,178
Common shares issued to acquire interest in joint venture	$—	$502,500
Exchange of notes payable and related interest for common stock	$—	$1,414,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 6, 2020. The interim results for the period ended March 31, 2020 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America formerly known as Rockstar Acquisitions, LLC.

(C) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. The Company has an accumulated deficit of approximately $26.0 million, a working capital deficit of approximately $2.6 million, and cash used in operations of approximately $7.7 thousand as of and for the period ended March 31, 2020. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products, which include the general and administrative expenses associated with its organization and product development.  Basanite Industries has submitted its first batch of its BasaFlexTM (basalt fiber reinforced polymer) rebar product to the independent laboratory at the University of Miami, Miami, Florida (UM) to obtain an Engineering Test and Certification Report data package.  This certification documentation is expected to be received in Q3 2020, and is required to enable Basanite Industries to market its products to Federal and State government agencies, as well as to larger private companies.  As Basanite Industries is unable to submit bids for the large programs associated with these customers until we have this data package, the Company does not expect to begin scaling its production until Q3 2020. Accordingly, we expect operating losses to continue until at least 2021.

At March 30, 2020, the Company had cash of $101,841 compared to $129,152 at December 31, 2019.  At this time, the Company believes that it has sufficient access to future capital to fund its planned operations through the second quarter of calendar year 2020. We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  Until future revenues and corresponding cash flows materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (continued)

The coronavirus (“COVID-19”) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world could adversely impact our operations or those of our third-party partners. Additionally, the continued spread of the virus could negatively impact the manufacturing, supply, distribution and sale of our products and our financial results. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Such developments could have a material adverse effect on our financial results and our ability to conduct business as expected. Additionally, the disruption to capital markets caused by the pandemic may adversely affect the Company’s ability to obtain funding to continue operations in the future.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the report of our independent auditors dated April 6, 2020, on our consolidated financial statements for the year ended December 31, 2019 included an emphasis of matter paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

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

(C) Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net loss, total assets, total liabilities or stockholders’ deficit.

(D) Inventories

The Company’s inventories consist of raw materials and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s inventory at March 31, 2020 and December 31, 2019 was comprised of:

	March 31, 2020	December 31, 2019
	(Unaudited)
Finished goods	$46,892	$47,462
Raw materials	111,383	112,010
Total inventory	$158,275	$159,472

(E) Fixed assets

Fixed assets consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Computer equipment	$7,268	$7,268
Machinery	639,155	578,347
Leasehold improvements	161,579	137,217
Office furniture and equipment	62,926	62,926
Land improvements	7,270	7,270
Website development	27,275	27,275
	905,473	820,303
Accumulated depreciation	(74,135)	(48,307)
	$831,338	$771,996

Depreciation expense for the three months ended March 31, 2020 and 2019 was $25,828 and $1,559, respectively.

(F) Loss Per Share

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

The following are dilutive shares not included in the loss per share computation:

	March 31, 2020	December 31, 2019
	(Unaudited)
Options	5,042,500	5,042,500
Warrants	29,849,761	29,849,761
Convertible shares	998,666	984,014
	35,890,927	35,876,275

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(G) Stock-Based Compensation

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or operating results.

NOTE 4 – OPERATING LEASE

On January 31, 2019, the Company entered into an agreement to lease approximately 25,470 square feet of office and manufacturing space in Pompano Beach, Florida. The original term of the lease was approximately five years and two months. On March 25, 2019, the Company entered into an amendment to the agreement to increase the square footage of leased premises to 36,900 square feet, increasing the Company’s base rent obligation to be approximately $33,825 per month for one year and nine months, and increasing annually at a rate of three percent for the remainder of the lease term. The aggregate base rent payments for the term of the lease is $2,073,344. Additionally, as a result of the lease amendment, the lease deposit required was increased to $74,000.

The future minimum lease payments to be made under the operating lease as of March 31, 2020 are as follows:

2020	304,425
2021	415,033
2022	427,484
2023	440,308
2024	110,884
Total minimum lease payments	1,698,134
Discount	(433,908)
Operating lease liability	$1,264,226

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2020, the weighted-average remaining lease term is 4.0 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended March 31, 2020 and 2019, the Company expensed $107,589 and $119,219, respectively, for rent.

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Convertible notes payable totaled $418,391 and $453,991 at March 31, 2020 and December 31, 2019, respectively.

Interest expense for the Company’s convertible notes payable for the three months ended March 31, 2020 and 2019 was $22,906 and $14,929, respectively.  Accrued interest for the Company’s convertible notes payable at March 31, 2020 and December 31, 2019 was $106,926 and $86,520, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 6 – NOTES PAYABLE

Notes payable totaled $211,914 and $219,617 at March 31, 2020 and December 31 ,2019, respectively.

Interest expense for the Company’s notes payable for the three months ended March 31, 2020 and 2019 was $2,323 and $6,118, respectively. Accrued interest for the Company’s notes payable at March 31, 2020 and December 31, 2019 was $13,641 and $11,244, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Related party notes payable totaled $100,000 and $0 at March 31, 2020 and December 31, 2019, respectively.

On January 16, 2020, the Company entered into a demand note agreement with our Board Chairman, Michael V. Barbera, in the amount of $50,000. The note has a term of 6 months bearing an interest rate of 10% per annum.  On April 13, 2020, an addendum was executed changing the terms of the note to a convertible note payable bearing an interest rate of 12% per annum.  Per the addendum, the principal and accrued interest is convertible at the option of the holder after June 5, 2020 at a 20% discount of that days’ closing price.

On January 16, 2020, the Company entered into a demand note agreement with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in the amount of $50,000. The note has a term of 6 months bearing an interest rate of 10% per annum.  On April 13, 2020, an addendum was executed changing the terms of the note to a convertible note payable bearing an interest rate of 12% per annum.  Per the addendum, the principal and accrued interest is convertible at the option of the holder after June 5, 2020 at a 20% discount of that days’ closing price.

Interest expense for the Company’s notes payable for the three months ended March 31, 2020 and 2019 was $2,091 and $11,456, respectively. Accrued interest for the Company’s notes payable at March 31, 2020 and December 31, 2019 was $2,091 and $0, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at March 31, 2020 and December 31, 2019 is $91,344 and $86,739, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company and all of the defendants in this case are contesting plaintiff's claims vigorously, have filed counterclaims and are considering additional filings against the plaintiff, as well as its affiliated companies and principals, including Don Smith and Elina Jenkins.

The nature of the dispute is based on representations (or misrepresentations) we allege were made to us and terms of a previously existing licensing agreement, related consulting and other agreements, as well as related sales of equipment/machinery and goods. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, the parties promptly agreed to an order terminating that license agreement, which resulted in the Agreed Order dated January 28, 2019. The parties continue to litigate damages arising from the dispute. Depositions of RAW's principal, Don Smith, and associate, Elina Jenkins, were taken in January of 2020.  Discovery is ongoing with Basanite's Motion for Summary Judgment pending and currently set to be heard June 3, 2020.  The ultimate outcome of this action is still unknown and no loss contingency has been recorded as of March 31, 2020.

HLM Paymeon Storefront Damage Settlement

On December 15, 2016, a third-party driver drove his car through the Company’s retail storefront located at 2599 N. Federal Highway, Fort Lauderdale, FL 33305.  The accident caused severe damage to the building causing the city of Fort Lauderdale to declare the building an unsafe structure.  The Company was forced to vacate the premises, therefore, terminating the lease.  The damaged storefront and terminated lease effectively terminated the business.  On August 3, 2017, the Company filed a complaint with the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for loss of income, beneficial lease and debt to the sub-landlord.  On February 26, 2020, the Company was able to settle for $125,000 in exchange for a Complete Release for All Claims against all parties named in the case.  The case was taken on a contingency basis by its attorney, therefore, reducing the settlement proceeds by 40% and related expenses.  The Company received $70,817 in net proceeds on March 18, 2020 represented by the gain on settlement of lawsuit.

NOTE 9 – STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2020, no shares were issued.  The Company received $416,667 from investors in exchange for 4,166,667 restricted common shares, par value $.001 per share, for $0.10 per share and 4,000,000 five-year warrants with a strike price of $0.30 per share and 16,667 five-year warrants with a strike price of $0.40 per share. The $416,667 is reflected as a subscription liability on the Company’s condensed consolidated balance sheet as of March 31, 2020. The shares were subsequently issued to investors on April 1, 2020 and April 13, 2020 as discussed in Note 12.

NOTE 10 – OPTIONS AND WARRANTS

Stock Options:

The following table summarizes all option grants outstanding to consultants, directors and employees as of March 31, 2020 and December 31, 2019 and the related changes during these periods are presented below.

	March 31, 2020	December 31, 2019
Options outstanding and exercisable	5,042,500	5,042,500
Weighted-average exercise price	$0.40	$0.40
Aggregate intrinsic value	$—	—
Weighted-average remaining contractual term (years)	4.41	4.66

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 10 – OPTIONS AND WARRANTS (continued)

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the three months ended March 31, 2020, no options were issued, exercised or cancelled.

Stock Warrants:

The following table summarizes all warrant grants outstanding to consultants, directors and employees as well as investors as of March 31, 2020 and December 31, 2019 and the related changes during these periods are presented below.

	March 31, 2020	December 31, 2019
Warrants outstanding and exercisable	29,849,761	29,849,761
Weighted-average exercise price	$0.21	$0.23
Aggregate intrinsic value	$429,000	$1,956,750
Weighted-average remaining contractual term (years)	3.32	3.64

During the three months ended March 31, 2020, no warrants were issued, exercised or cancelled.

During the three months ended March 31, 2020 and 2019, total stock-based compensation expense amounted to $0 and $73,603, respectively.

NOTE 11 – INCOME TAXES

The Coronavirus Aid and Relief and Economic Security (“CARES”) Act enacted on March 27, 2020 provided relief for individuals and businesses as a result of COVID-19 and its impact on the economy.  The CARES Act provided for additional relief for businesses by amending the net operating loss (“NOL”) rules.  The amendment allows for the carryback of NOLs to each of the five taxable years preceding the taxable year in which the loss arises.  Since the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limited NOL absorption to 80% of taxable income. The CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.  This amendment does not currently benefit the Company as it has sustained losses in those years.

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2020, the Company issued 166,667 restricted common shares, par value $.001 per share, for $0.10 per share and 166,667 five-year warrants with a strike price of $0.40 per share in exchange for $16,667. The proceeds were recorded as subscription liability as of March 31, 2020.

On April 13, 2020, the Company issued 4,000,000 restricted common shares, par value $.001 per share, for $0.10 per share and 4,000,000 five-year warrants with a strike price of $0.30 per share in exchange for $400,000. The proceeds were recorded as subscription liability as of March 31, 2020.

On April 13, 2020, the Company settled its remaining obligation under the Securities Purchase Agreement and related 15% Convertible Promissory Note with Labrys Fund, LP (“the Investor’). The Company paid $262,389 in full satisfaction of the note. This amount included $24,389 accrued interest. On April 16, 2020, the Investor returned the originally issued 1,300,000 shares of common stock that was issued as a commitment fee. The 1,300,000 shares of common stock have been recorded as treasury stock. Additionally, the transfer agent released the reserve of 21,666,666 shares of common stock in the name of the Investor for issuance upon conversion.

On April 13, 2020, the Company entered into several convertible promissory notes in order to provide the financing required to settle the obligation with the Investor. The Company issued convertible notes payable in exchange for $100,000 bearing an interest rate of 12% per annum and payable in six months. At the option of holder, the principal and accrued interest may be converted to shares of common stock at a conversion rate of $0.092 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.312 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.69 per share for 20 consecutive trading days. Upon maturity, the Company shall have the option to convert the unpaid principal and interest balance of the note under the same terms as above.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS (continued)

On April 13, 2020, the Company issued a convertible promissory note with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 12% per annum and payable in six months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The strike price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion date shall be the date that such conversion is completed. Upon maturity, the Company shall have the option to convert the unpaid principal and interest balance of the note under the same terms as above.

On April 13, 2020, the Company issued a convertible promissory note with Michael V. Barbera, our Board Chairman, in exchange for $25,000 bearing an interest rate of 12% per annum and payable in six months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The strike price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion date shall be the date that such conversion is completed. Upon maturity, the Company shall have the option to convert the unpaid principal and interest balance of the note under the same terms as above.

On April 13, 2020, the Company issued a convertible promissory note with an accredited investor in exchange for $50,000 bearing an interest rate of 12% per annum and payable in six months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The strike price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion date shall be the date that such conversion is completed. Upon maturity, the Company shall have the option to convert the unpaid principal and interest balance of the note under the same terms as above.

On April 13, 2020, addendums were executed to modify the two demand notes payable entered on January 16, 2020 for $50,000 each from related parties. Per the addendums, the interest rate of 10% was increased to 12% per annum. The modification also allowed for a conversion option for the holder after June 5, 2020. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The strike price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion date shall be the date that such conversion is completed. Upon maturity, the Company shall have the option to convert the unpaid principal and interest balance of the note under the same terms as above.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS (continued)

Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, the Company considered furloughing or eliminating employees and taking other measures to reduce operating costs until there is more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business. On May 1, 2020, the Company entered a promissory note agreement with its bank in exchange for $123,318 bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the CARES Act after receiving confirmation from the U.S. Small Business Administration (“SBA”). The note contains a deferment period of six months from the date of funding. After sixty, but not more than ninety, days from the date of funding, the Company can apply to the bank for loan forgiveness. The bank will then request confirmation from the SBA. If the SBA confirms full and complete loan forgiveness, the Company’s obligation under the note will be deemed fully satisfied and paid in full. If the SBA denies full and complete loan forgiveness or only partly confirms forgiveness, the Company will be obligated to repay the bank for the total outstanding balance of the note, including principal and interest. The bank will establish terms, including monthly payments based on a maturity of two years from the date of funding and not more than 1.0% interest per annum. No principal or interest payments will be due prior to the end of the six-month deferment period. The Payroll Protection Program requires that the funds be used to maintain the current number of employees as well cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 25% can be expended on non-payroll-related costs. After providing documented evidence of the number of employees and the use of funds, the SBA will provide loan forgiveness for the documented costs.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2020 and 2019, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the period ended December 31, 2019 filed with the SEC on April 6, 2020.

The Company’s wholly owned subsidiary, Basanite Industries, LLC (“BI”) intends to manufacture BasaFlex™, a basalt fiber reinforced polymer (“BFRP”) rebar. BFRP rebar is a stronger, lighter, sustainable, non-conductive and non-corrosive alternative for traditional steel rebar and wire mesh.  BI owns a fully permitted and UL approved 36,900 square foot facility located in Pompano Beach, Florida, equipped with five customized Pultrusion machines.  Each machine has two linear production lines (a total of 10 manufacturing lines).  BI’s operations team is currently dialing in the new machines, the processes and the resin matrix to optimize the manufacturing speed and finished product quality and strength.  BI’s own fully equipped Test Lab is utilized to evaluate, validate and verify each product’s performance attributes.

Engineering test samples were submitted in April 2020 to the independent testing laboratory at the University of Miami, Miami, Florida (“UM”) for ASTM mechanical testing and ACI 440 criteria verification. The performance data package to be obtained from these UM tests will provide the engineering and design community the required and essential information to specify BasaFlex™ for use in all appropriate applications.  Once the product certification results are published, BI’s fully operational facility will scale manufacturing capacity to produce 15,000 to 22,000 linear feet of BFRP rebar per line, per day, depending on the product mix.

The manufacture of concrete reinforcement products made from continuous basalt fiber create substantial benefits for the construction industry, including but not limited to, the following:

•

BasaFlex™ never rusts – steel reinforcement products rust, causing time and repair costs down the road;

•

BasaFlex™ is sustainable; with a longer lifecycle – production of our products results in exceptionally low carbon footprint when compared with steel. The lack of corrosion allows the “lifespan” of concrete products to be significantly longer; and

•

BasaFlex™ has a lower final, in place cost – the physical nature of our products relative to steel (4X lighter, easily transportable, “coilable”, safer and easier to use) reduces the all-in cost of reinforcement when all factors are considered.

We believe that macroeconomic factors are pressuring the construction industry to consider the use of alternative reinforcement materials: the increasing need for global infrastructure repair; recent design trends towards increasing the lifespan of projects and materials; and increasing consideration of the long-term costs and environmental impacts of material selections.  Basanite is well positioned to benefit from this renewed focus, although it is difficult to determine at this point what the impacts of the COVID-19 pandemic to the construction industry.

Once we commence scaled production, we expect that a substantial number of larger customers will request terms for payment. We believe that we will need to grant customers anywhere from 30 to 45 days to complete payment in order to be competitive. We recognize that there may be risk associated with granting terms to certain customers in the construction industry. Our target customers are government and civil, precast concrete producers, large general and marine contractors, home builders, railway, as well as large distributors serving the general construction industry. With this risk in mind, we are exploring all methods of protecting our interests moving forwards.

We expect to continue making investments in BI. We require additional capital to: (1) support additional mechanical ASTM testing from independent laboratories or universities for industry verification; (2) continue to engage the industry and industry experts with education initiatives; (3) purchase raw materials and other goods and services related to our manufacturing needs; (4) increase our management, quality assurance and sales teams; (5) purchase additional machinery required for other related product lines; (6) continue research and development around new products for the concrete reinforcement industry; and (7) meet other general working capital needs.

Results of Operations

Revenue – The Company had $1,625 and $0 of revenues as a result of sales of finished goods for the three months ended March 31, 2020 and 2019, respectively.  The minimal increase was a result of the Company’s ability to sell finished goods to existing customers while awaiting the permitting process’ completion and the production of new materials.

Cost of Goods Sold

During the three months ended March 31, 2020 and 2019, the Company had cost of sales of $619 and $0, respectively. Cost of goods sold consisted of the following:

	For the three months ended March 31,
	2020	2019
Product cost	$571	$—
Merchant fees	48	—
Total cost of goods sold	$619	$—

For the three months ended March 31, 2020 and 2019, the Company had a gross margin in the amount of $1,006 and $0, respectively. The Company’s initial sales are very low due to production not having yet fully commenced.

Operating Expenses

Professional fees – During the three months ended March 31, 2020, professional fees were $109,858 compared to $151,863 for the same period in the prior year. The decrease was as a result of a reduction in legal fees with regard to various employment contracts that were drafted in the prior year.

Payroll and payroll taxes – During the three months ended March 31, 2020, payroll and payroll taxes were $237,431 compared to $66,267 for the same period in the prior year.  The increase was due to the fact that all consultants became employees at the conclusion of their consulting agreements subsequent to the three months ended March 31, 2019.

Consulting - During the three months ended March 31, 2020, consulting fees were $17,063 compared to $158,072 for the same period in the prior year. The decrease is due to the termination and completion of certain consulting agreements, such as senior management and management consulting agreements.  The Company entered a new consulting agreement in March 2020 for its interim acting Chief Executive Officer.

General and administrative – During the three months ended March 31, 2020, general and administrative expenses were $217,953 compared to $280,668 for the same period in the prior year. The decrease is largely due to net effect of the decrease in stock-based compensation expense, offset by the increase in expenses related to trade shows and facility costs in the current period compared to the prior period.

Other Income

Gain on settlement of lawsuit - During the three months ended March 31, 2020, the gain on settlement of lawsuit was $70,817 compared to $0 for the same period in the prior year. The increase is due to the net settlement of $125,000 less the contingency fee and expenses paid to the attorney for the HLM Storefront litigation.

Miscellaneous income - During the three months ended March 31, 2020, the Company had no miscellaneous income as compared to income of $700 for the same period in the prior year.

Other Expenses

Interest expense - During the three months ended March 31, 2020, interest expense was $50,823 compared to $31,511 for the same period in the prior year. The increase is due to the overall increase of debt and the increase in interest rates.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2020, the Company had an accumulated deficit of $26,005,361. The Company has incurred general and administrative expenses associated with its product development and compliance while concurrently preparing the facility and developing the manufacturing business. We expect operating losses to continue in the short term and require additional financing for continued support of our BFRP manufacturing business until the Company can generate sufficient revenues and positive cash flow. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  We will continue our efforts until we have can obtain positive cash flow to cover our expenses.

At March 31, 2020, the Company had cash of $101,841 compared to $129,152 at December 31, 2019.

Notwithstanding the proceeds from the sale of our common stock this year, current working capital is not sufficient to maintain our current operations, and there is no assurance that sales efforts will be successful enough in the near term to achieve the level of revenue sufficient to provide positive cash flow. To the extent such revenues and corresponding cash flows do not materialize, we will continue working towards securing more working capital with a preference towards debt which may be convertible to equity. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Cash Flows

Net cash used in operating activities amounted to $7,731 and $442,760 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, we used $59,377 net cash for investing activities compared to $182,605 used in the same period in the prior fiscal year for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

During the three months ended March 31, 2020, we had $39,797 net cash provided by financing activities compared to $1,042,500.  Borrowing of $159,541 from the issuance of convertible and short-term notes payable, including from related parties; less $105,000 of a partial repayment of convertible notes; and less $17,497 of partial repayment of notes payable provided the net cash during the three months ended March 31, 2020.

We do not believe that our cash on hand as of March 31, 2020 will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term.  We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 6, 2020, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020 management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2020.

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

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at March 31, 2020 is $91,344.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc., and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company and all of the defendants in this case are contesting plaintiff's claims vigorously, have filed counterclaims and are considering additional filings against the plaintiff, as well as its affiliated companies and principals, including Don Smith and Elina Jenkins. The nature of the dispute is based on representations (or misrepresentations) we allege were made to us and terms of a previously existing licensing agreement, related consulting and other agreements, as well as related sales of equipment/machinery and goods. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, the parties promptly agreed to an order terminating that license agreement, which resulted in the Agreed Order dated January 28, 2019. The parties continue to litigate damages arising from the dispute. Depositions of RAW's principal, Don Smith, and associate, Elina Jenkins, were taken in January of 2020.  Discovery is ongoing with Basanite's Motion for Summary Judgment pending and currently set to be heard June 3, 2020.  The ultimate outcome of this action is still unknown and no loss contingency has been recorded as of March 31, 2020.

HLM Paymeon Storefront Damage Settlement

On December 15, 2016, a third-party driver drove his car through the Company’s retail storefront located at 2599 N. Federal Highway, Fort Lauderdale, FL 33305.  The accident caused severe damage to the building causing the city of Fort Lauderdale to declare the building an unsafe structure.  The Company was forced to vacate the premises, therefore, terminating the lease.  The damaged storefront and terminated lease effectively terminated the business.  On August 3, 2017, the Company filed a complaint with the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for loss of income, beneficial lease and debt to the sub-landlord.  On February 26, 2020, the Company was able to settle for $125,000 in exchange for a Complete Release for All Claims against all parties named in the case.  The case was taken on a contingency basis by its attorney, therefore, reducing the settlement proceeds by 40% and related expenses.  The Company received $70,817 in net proceeds on March 18, 2020 represented by the gain on settlement of lawsuit.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company was current in maintaining the required payments of $5,000 per month until this quarter. As of March 31, 2020, the Company made payments totaling $53,000, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $266,024.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
31.1	Certification of Interim Acting Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
32.1	Certification of Interim Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101	XBRL Interactive Data File				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Interim Acting Chief Executive Officer

/s/ Isabella Barbera
Isabella Barbera
Chief Financial Officer