Form 10-Q
period 2020-06-30
BASANITE, INC.
filed 2020-08-14
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 14, 2020
Common Stock, $0.001 Par Value Per Share	212,766,781

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$116,483	$129,152
Inventory	143,833	159,472
Prepaid expenses	59,892	26,640
Deposits and other current assets	77,370	145,671
TOTAL CURRENT ASSETS	397,578	460,935

Lease right-of-use asset	1,117,669	1,222,853
Fixed assets, net	801,392	771,996
Other assets	—	5,380
	1,919,061	2,000,229

TOTAL ASSETS	$2,316,639	$2,461,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$217,210	$218,082
Accrued expenses	506,038	489,179
Accrued legal liability	799,815	790,606
Notes payable	353,038	219,617
Notes payable - convertible	313,276	453,991
Notes payable - convertible - related party	36,058	—
Lease liability - current portion	242,259	221,997
TOTAL CURRENT LIABILITIES	2,467,694	2,393,472

Lease liability - net of current portion	967,221	1,094,970

TOTAL LIABILITIES	3,434,915	3,488,442

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 208,601,545 and 200,735,730 shares issued and outstanding, respectively as of June 30, 2020 and December 31, 2019	208,602	200,736
Additional paid-in capital	25,459,900	24,216,042
Accumulated deficit	(26,786,778)	(25,444,056)
TOTAL STOCKHOLDERS' DEFICIT	(1,118,276)	(1,027,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,316,639	$2,461,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Products Sales - Rebar	$593	$2,898	$2,218	$2,898

Total cost of goods sold	1,603	41,176	2,222	44,469

Gross loss	(1,010)	(38,278)	(4)	(41,571)

OPERATING EXPENSES
Professional fees	53,016	62,410	162,874	214,274
Payroll, taxes and benefits	162,455	227,697	399,886	317,309
Consulting	81,875	58,017	98,938	216,090
General and administrative	283,034	1,245,688	500,987	1,499,717
Total operating expenses	580,380	1,593,812	1,162,685	2,247,390

NET LOSS FROM OPERATIONS	(581,390)	(1,632,090)	(1,162,689)	(2,288,961)

OTHER INCOME (EXPENSE)
Gain on sale of a fixed asset	—	—	—	700
Miscellaneous income	—	1,274	70,817	1,274
Gain on settlement of payable	—	137,497	—	137,497
Gain on extinguishment of debt	980	2,886	980	2,886
Impairment of fixed assets	—	(1,478)	—	(1,478)
Interest expense	(201,007)	(15,632)	(251,830)	(47,142)
Total other income (expense)	(200,027)	124,547	(180,033)	93,737

NET LOSS FROM OPERATIONS	(781,417)	(1,507,543)	(1,342,722)	(2,195,224)

Deemed dividends	—	(292,150)	—	(292,150)

NET LOSS	$(781,417)	$(1,799,693)	$(1,342,722)	$(2,487,374)

Net loss per share - basic and diluted	$(0.003)	$(0.008)	$(0.007)	$(0.013)

Weighted average number of shares outstanding - basic and diluted	234,917,946	188,411,391	205,202,856	174,155,883

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

					Additional		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Deficit

Balance January 1, 2019	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$225,015	$(2,037,752)

Shares issued to convert notes payable	—	—	1,700,985	1,701	507,477	—	—	509,178

Stock-based compensation	—	—	—	—	73,603	—	—	73,603

Stock issued for cash	—	—	15,500,000	15,500	759,500	—	—	775,000

Stock issued to purchase non-controlling interest in Basalt America Territory #1	—	—	2,010,000	2,010	223,005	—	(225,015)	—

Net loss	—	—	—	—	—	(687,681)	—	(687,681)

Balance March 31, 2019	—	—	173,412,993	173,413	20,281,868	(21,822,933)	—	(1,367,652)

Stock-based compensation	—	—	—	—	1,045,734	—	—	1,045,734

Stock issued for cash	—	—	5,778,570	5,779	479,221	—	—	485,000

Warrants exercised for cash	—	—	17,710,715	17,711	1,150,889	—	—	1,168,600

Deemed dividend on common stock					292,150	—	—	292,150

Net loss	—	—	—	—	—	(1,799,693)	—	(1,799,693)

Balance June 30, 2019	—	$—	196,902,278	$196,903	$23,249,862	$(23,622,626)	$—	$(175,861)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$(1,027,278)

Net loss	—	—	—	—	—	(561,305)	(561,305)

Balance March 31, 2020	—	—	200,735,730	200,736	24,216,042	(26,005,361)	(1,588,583)

Stock issued for cash	—	—	6,040,614	6,041	610,626	—	616,667

Return of shares issued as loan committee fee	—	—	(1,300,000)	(1,300)	(128,700)	—	(130,000)

Convertible debt and debt discount	—	—	3,125,201	3,125	761,932	—	765,057

Net loss	—	—	—	—	—	(781,417)	(781,417)

Balance June 30, 2020	—	$—	208,601,545	$208,602	$25,459,900	$(26,786,778)	$(1,118,276)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,342,722)	$(2,487,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset	105,184	97,630
Depreciation	55,774	4,409
Amortization of debt discount	186,237	—
Gain on extinguishment of debt	(980)	—
Impairment of fixed assets	—	1,478
Deemed dividend	—	292,150
Stock-based compensation	—	1,119,336
Changes in operating assets and liabilities:		—
Prepaid expenses	(33,252)	28,574
Inventory	15,639	(111,859)
Accounts Receivable	—	(2,015)
Other current assets	47,888	(167,971)
Accounts payable and accrued expenses	33,339	(6,734)
Lease liability	(107,487)	—
Net cash used in operating activities	(1,040,380)	(1,232,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(59,377)	(406,294)
Deposits on machinery and equipment	—	(22,500)
Net cash used in investing activities	(59,377)	(428,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	616,667	2,262,749
Repayment of convertible notes payable and convertible notes payable related party	(348,000)	(20,000)
Proceeds from notes payable and notes payable related party	266,727	274,070
Proceeds from convertible notes payable and convertible notes payable related party	585,000	—
Repayment of notes payable and notes payable related party	(33,306)	(50,000)
Net cash provided by financing activities	1,087,088	2,466,819

NET (DECREASE) INCREASE IN CASH	(12,669)	805,649

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	129,152	121,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,483	$927,480

Supplemental cash flow information:
Cash paid for interest expense	$34,747	$10,180

Supplemental disclosure of non cash investing and financing activities:
Return of loan commitment shares	$(130,000)	$—
Conversion of notes payable into common stock	$—	$509,178
Recording of debt discount on convertible notes	$685,000	$—
Conversion of convertible notes payable into common stock	$80,057	$—
Common shares issued to acquire interest in joint venture	$—	$502,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 6, 2020. The interim results for the period ended June 30, 2020 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America formerly known as Rockstar Acquisitions, LLC.

(C) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. The Company has an accumulated deficit of approximately $26.8 million, a working capital deficit of approximately $2.1 million, and cash used in operations of approximately $1.0 million as of and for the period ended June 30, 2020. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products, which include the general and administrative expenses associated with its organization and product development.  Basanite Industries submitted its first round of BasaFlex™ (Basalt Fiber Reinforced Polymer) rebar products the Structures and Materials Department of the University of Miami, Miami, Florida (UM), an industry accredited independent testing laboratory, to obtain a Certified Test Report which will allow Basanite to participate in precast, architectural, flatwork and other non-structural engineered applications.  On May 29th, 2020, a Certified Test Report was submitted to Basanite for engineering use.  Basanite Industries will be submitting a second round of BasaFlex™ rebars for additional testing that will further certify and qualify BasaFlex™ for Federal and state government applications.  The Company will begin scaling its production in Q3, 2020 to meet the expected demand for alternative, non-corrosive reinforcement, however we expect operating losses to continue through 2021.

The Company had cash of $116,483 compared to $129,152 at June 30, 2020 and December 31, 2019, respectively.  At this time, the Company believes that it has sufficient access to future capital to fund its planned operations through the third quarter of calendar year 2020. We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  Until future revenues and corresponding cash flows materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (continued)

The coronavirus (“COVID-19”) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread throughout the world could adversely impact our operations or those of our third-party partners. Additionally, the continued spread of the virus could negatively impact the manufacturing, supply, distribution and sale of our products and our financial results. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Such developments could have a material adverse effect on our financial results and our ability to conduct business as expected. Additionally, the disruption to capital markets caused by the pandemic may adversely affect the Company’s ability to obtain funding to continue operations in the future.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash

The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents.  The Company places its cash, cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

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

(C) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s inventory at June 30, 2020 and December 31, 2019 was comprised of:

	June 30, 2020	December 31, 2019
	(Unaudited)
Finished goods	$48,432	$47,462
Work in process	14,176	—
Raw materials	81,225	112,010
Total inventory	$143,833	$159,472

(E) Fixed assets

Fixed assets consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Computer equipment	$7,268	$7,268
Machinery	639,155	578,347
Leasehold improvements	161,579	137,217
Office furniture and equipment	62,926	62,926
Land improvements	7,270	7,270
Website development	27,275	27,275
	905,473	820,303
Accumulated depreciation	(104,081)	(48,307)
	$801,392	$771,996

Depreciation expense for the three and six months ended June 30, 2020 was $29,947 and $55,774, respectively, compared to $2,851 and $4,409 to the three and six months ended June 30, 2019.

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

The following are dilutive shares not included in the loss per share computation:

	June 30, 2020	December 31, 2019
	(Unaudited)
Options	4,542,500	5,042,500
Warrants	39,015,576	29,849,761
Convertible shares	2,760,028	984,014
	46,318,104	35,876,275

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The future minimum lease payments to be made under the operating lease as of June 30, 2020 are as follows:

2020	202,950
2021	415,033
2022	427,484
2023	440,308
2024	110,884
Total minimum lease payments	1,596,659
Discount	(387,178)
Operating lease liability	$1,209,481

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2020, the weighted-average remaining lease term is 4.0 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended June 30, 2020 and 2019, the Company expensed $107,595 and $92,478, respectively for rent. For the six months ended June 30, 2020 and 2019, the Company expensed $215,183 and $211,696, respectively for rent.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Convertible notes payable, net of the related debt discounts, totaled $313,276 and $453,991 at June 30, 2020 and December 31, 2019, respectively.

On March 5, 2020, the Company issued a convertible promissory note with an accredited investor in exchange for $50,000 bearing an interest rate of 10% per annum and payable in nine months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase an amount of warrants equal to the $50,000 divided by the conversion price of shares of common stock of the Company. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price times 190% for 20 consecutive trading days. The conversion price was determined to be $0.132.  A debt discount of $50,000 was recorded on the note payable at resolution of the contingent beneficial conversion feature.  The noteholder converted the promissory note of $50,000 and accrued interest of $1,908 on July 21, 2020 in exchange for 393,246 restricted common shares and 126,263 five-year warrants with an exercise price of $0.396 per share.  As of June 30, 2020, the net debt balance as it relates to the convertible note payable is $7,979.

On April 13, 2020, the Company repaid its remaining obligation under the Securities Purchase Agreement and related 15% Convertible Promissory Note with Labrys Fund, LP (the “Investor”). The Company paid $262,389 in full satisfaction of the note. This amount included $24,389 accrued interest. On April 16, 2020, the Investor returned the originally issued 1,300,000 shares of common stock that was issued as a commitment fee. Additionally, the transfer agent released the reserve of 21,666,666 shares of common stock in the name of the Investor for issuance upon conversion.

On April 13, 2020, the Company entered into several convertible promissory notes in order to provide the financing required to repay the obligation with the Investor. The Company issued convertible notes payable in exchange for $100,000 bearing an interest rate of 12% per annum and payable in six months. At the option of holders, the principal and accrued interest may be converted to shares of common stock at a conversion rate of $0.092 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.312 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.69 per share for 20 consecutive trading days.  Upon issuance of the notes, the Company recorded debt discounts of $100,000 for the beneficial conversion features embedded in the notes.  On July 21, 2020, one of the noteholders converted the promissory note of $50,000 and accrued interest of $1,908 in exchange for 393,246 restricted common shares and 126,263 five-year warrants with an exercise price of $0.396 per share.

One of the noteholders converted their promissory note of $50,000 and accrued interest of $1,181 on June 26, 2020 in exchange for 556,313 restricted common shares and 556,313 five-year warrants with an exercise price of $0.312 per share.  The remaining noteholder converted their promissory note of $50,000 and accrued interest of $1,618 on July 21, 2020 in exchange for 561,064 restricted common shares and 561,064 five-year warrants with an exercise price of $0.312 per share.  As of June 30, 2020, the net debt balance on the outstanding convertible notes payable is $21,311.

On April 13, 2020, the Company issued a convertible promissory note with an accredited investor in exchange for $50,000 bearing an interest rate of 12% per annum and payable in six months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion price was determined to be $0.132.  A debt discount of $50,000 was recorded on the note payable at resolution of the contingent beneficial conversion feature.  The noteholder converted the promissory note of $50,000 and accrued interest of $1,615 on July 21, 2020 in exchange for 391,023 restricted common shares and 391,023 five-year warrants with an exercise price of $0.396 per share.  As of June 30, 2020, the net debt balance as it relates to the convertible note payable is $9,615.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 5 – NOTES PAYABLE – CONVERTIBLE (continued)

On May 27, 2020, the Company issued a convertible promissory note with an accredited investor in exchange for $60,000 bearing an interest rate of 12% per annum and payable in six months. At the option of holder, the principal may be converted to shares of common stock at a conversion rate of $0.11 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.33 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.825 per share for 20 consecutive trading days.  Upon issuance of the note, the Company recorded a debt discount of $60,000 for the beneficial conversion features embedded in the note.  The noteholder converted the promissory note on June 26, 2020 in exchange for 545,455 restricted common shares and 545,455 five-year warrants with an exercise price of $0.33 per share.  Accrued interest of $552 was forgiven and reported as a gain on extinguishment of debt.

On May 29, 2020, the Company issued a convertible promissory note with an accredited investor in exchange for $50,000 bearing an interest rate of 12% per annum and payable in six months. At the option of holder, the principal may be converted to shares of common stock at a conversion rate of $0.108 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.324 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.81 per share for 20 consecutive trading days. Upon issuance of the note, the Company recorded a debt discount of $50,000 for the beneficial conversion features embedded in the note.  The noteholder converted the promissory note of $50,000 on June 26, 2020 in exchange for 462,963 restricted common shares and 462,963 five-year warrants with an exercise price of $0.324 per share.  Accrued interest of $427 was forgiven and reported as a gain on extinguishment of debt.

On June 1, 2020, the Company issued two convertible promissory notes with accredited investors in exchange for $100,000 bearing an interest rate of 12% per annum and payable in six months. At the option of holder, the principal may be converted to shares of common stock at a conversion rate of $0.096 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.288 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.72 per share for 20 consecutive trading days. Upon maturity, the Company shall have the option to convert the unpaid principal balance of the note under the same terms as above.  Upon issuance of the notes, the Company recorded debt discounts of $100,000 for the beneficial conversion features embedded in the notes.  At June 30, 2020, the net debt balance on the outstanding convertible notes payable is $15,857.

Interest expense for the Company’s convertible notes payable for the three and six months ended June 30, 2020 was $118,443 and $158,250, respectively, compared to $9,503 and $25,119 to the three and six months ended June 30, 2019. Accrued interest for the Company’s convertible notes payable at June 30, 2020 and December 31, 2019 was $89,291 and $86,520.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible notes payable – related party, net of the related debt discounts, totaled $36,058 and $0 at June 30, 2020 and December 31, 2019, respectively.

On April 13, 2020, the Company issued a convertible promissory note with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 12% per annum and payable in six months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion price was determined to be $0.132. A debt discount of $150,000 was recorded on the note payable at resolution of the contingent beneficial conversion feature. The noteholder converted the promissory note of $150,000 and accrued interest of $3,542 on June 26, 2020 in exchange for 1,163,201 restricted common shares and 1,163,201 five-year warrants with an exercise price of $0.396 per share.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY (continued)

On April 13, 2020, the Company issued a convertible promissory note with Michael V. Barbera, our Board Chairman, in exchange for $25,000 bearing an interest rate of 12% per annum and payable in six months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion price was determined to be $0.132. A debt discount of $25,000 was recorded on the note payable at resolution of the contingent beneficial conversion feature. The noteholder converted the promissory note of $25,000 and accrued interest of $809 on July 21, 2020 in exchange for 195,522 restricted common shares and 195,522 five-year warrants with an exercise price of $0.396 per share. As of June 30, 2020, the net debt balance as it relates to the related party convertible note payable is $4,808.

On April 13, 2020, the demand notes payable entered on January 16, 2020 for $50,000 each from related parties; Michael V. Barbera, our Board Chairman and an entity managed by Ronald J. LoRicco, Sr., a Board Member were exchanged for convertible notes. The notes were accounted for as an extinguishment and the convertible debt valued at fair value in accordance with ASC 470 debt. Per the addendums, the interest rate of 10% was increased to 12% per annum. The modification also allowed for a conversion option for the holder after June 5, 2020. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion price was determined to be $0.132. Debt discounts of $100,000 was recorded on the notes payable at resolution of the contingent beneficial conversion feature. One noteholder converted the promissory note of $50,000 and accrued interest of $2,440 on June 26, 2020 in exchange for 397,269 restricted common shares and 397,269 five-year warrants with an exercise price of $0.396 per share. The other noteholder converted the promissory note of $50,000 and accrued interest of $2,826 on July 21, 2020 in exchange for 400,195 restricted common shares and 400,195 five-year warrants with an exercise price of $0.396 per share. As of June 30, 2020, the net debt balance as it relates to the outstanding related party convertible note payable is $31,250.

Interest expense for the Company’s convertible notes payable for the three and six months ended June 30, 2020 was $74,029 compared to $2,122 and $3,372 to the three and six months ended June 30, 2019. Accrued interest for the Company’s convertible notes payable at June 30, 2020 and December 31, 2019 was $3,194 and $0.

NOTE 7 – NOTES PAYABLE

Notes payable totaled $353,038 and $219,617 at June 30, 2020 and December 31, 2019, respectively.

Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, the Company considered furloughing or eliminating employees and taking other measures to reduce operating costs until there is more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business. On May 1, 2020, the Company entered a promissory note agreement with its bank in exchange for $123,318 bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the CARES Act after receiving confirmation from the U.S. Small Business Administration (“SBA”). The note contains a deferment period of six months from the date of funding. After sixty, but not more than ninety, days from the date of funding, the Company can apply to the bank for loan forgiveness. The bank will then request confirmation from the SBA. If the SBA confirms full and complete loan forgiveness, the Company’s obligation under the note will be deemed fully satisfied and paid in full. If the SBA denies full and complete loan forgiveness or only partly confirms forgiveness, the Company will be obligated to repay the bank for the total outstanding balance of the note, including principal and interest. The bank will establish terms, including monthly payments based on a maturity of two years from the date of funding and not more than 1.0% interest per annum. No principal or interest payments will be due prior to the end of the six-month deferment period. The Payroll Protection Program requires that the funds be used to maintain the current number of employees as well cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 25% can be expended on non- payroll-related costs. After providing documented evidence of the number of employees and the use of funds, the SBA will provide loan forgiveness for the documented costs.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 7 – NOTES PAYABLE (continued)

Interest expense for the Company’s notes payable for the three and six months ended June 30, 2020 was $2,025 and $3,986, respectively, compared to $4,193 and $2,482 to the three and six months ended June 30, 2019. Accrued interest for the Company’s notes payable at June 30, 2020 and December 31, 2019 was $15,561 and $11,244, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Related party notes payable totaled $0 at June 30, 2020 and December 31, 2019.

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

On April 13, 2020, the two demand notes payable entered on January 16, 2020 for $50,000 each from related parties was exchanged for convertible debt. (See Note 6)

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2020 was $364 and $2,455, respectively compared to $1,926 and $2,926 for the three and six months ended June 30, 2019. Accrued interest for the Company’s notes payable-related party at June 30, 2020 and December 31, 2019 was $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at June 30, 2020 and December 31, 2019 is $95,949 and $86,739, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596.

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

Depositions of Raw Energy’s principal, Don Smith, and associate, Elina Jenkins, were taken in January of 2020. Discovery is ongoing. We filed a Motion for Summary Judgment pending which had to be withdrawn, as it was based on Raw Energy having previously assigned its license rights and the license agreement to the Global Energy entity. After the Motion was filed, the defendants purported to find documents allegedly assigning the license back to Raw Energy. These documents were never produced before, and never discussed by Don Smith in his deposition. Nevertheless, the documents created a justiciable issue of fact so that our Motion would not have likely been successful at that time.

We are still evaluating and considering claims against Raw Energy affiliates, including Don Smith and Elina Jenkins. These evaluations are largely subject to review of discovery pending. Some documents have been received, some are expected to be received over the next month and some are subject to a resolution of objections. More specifically, the plaintiff's prior counsel, Michael Flam, has advised that he will start producing documents next week and continue to gather and produce same throughout the month of August 2020.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT

In April 2020, the Company issued 4,166,667 restricted common shares, par value $.001 per share, in exchange for the $416,667 received in the prior period from investors.  The investors also received 4,000,000 five-year warrants with an exercise price of $0.30 per share and 16,667 five-year warrants with an exercise price of $0.40 per share.

Additionally, 1,300,000 restricted common shares were returned to the Company upon fully satisfying the debt with Labrys Fund.

In June 2020, the Company received $200,000 from investors in exchange for 912,409 restricted common shares, par value $.001 per share, for $0.1096 per share and 961,538 restricted common shares, par value $.001 per share, for $0.104 per share.  Both investors received equal amounts of five-year warrants with an exercise price to be determined as the greater of: (a) three times the purchase price for the common shares pursuant to the subscription agreement; or (b) the price equal to 80% of the lowest open market closing price of the common shares during the twenty trading days preceding the 120th calendar day after the purchase date.

On June 24, 2020, noteholders including entities managed by Ronald J. LoRicco, Sr., a member of the Board of Directors, converted their convertible notes payable with a principal balance of $360,000. The noteholders converted all principal and accrued interest (where applicable) under these notes in the amount of $367,163 (which includes interest accrued through June 24, 2020) in exchange for 3,125,201 restricted common shares of the Company.  As part of the convertible note agreements, the noteholders were issued five-year warrants of an equal amount.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table summarizes all option grants outstanding to consultants, directors and employees as of June 30, 2020 and December 31, 2019 and the related changes during these periods are presented below.

	June 30, 2020	December 31, 2019
Options outstanding and exercisable	4,542,500	5,042,500
Weighted-average exercise price	$0.41	$0.40
Aggregate intrinsic value	$—	—
Weighted-average remaining contractual term (years)	4.37	4.66

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the six months ended June 30, 2020, no options were issued or exercised.  500,000 options were cancelled on May 30, 2020 upon expiration.

Stock Warrants:

The following table summarizes all warrant grants outstanding to consultants, directors and employees as well as investors as of June 30, 2020 and December 31, 2019 and the related changes during these periods are presented below.

	June 30, 2020	December 31, 2019
Warrants outstanding and exercisable	39,015,576	29,849,761
Weighted-average exercise price	$0.23	$0.23
Aggregate intrinsic value	$1,087,583	$1,956,750
Weighted-average remaining contractual term (years)	3.49	3.64

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 11 – OPTIONS AND WARRANTS (continued)

During the six months ended June 30, 2020, 9,165,815 five-year warrants were issued.  No warrants were exercised or cancelled.

During the three months ended June 30, 2020 and 2019, total stock-based compensation expense amounted to $0 and $1,045,734 respectively. During the six months ended June 30, 2020 and 2019, total stock-based compensation expense amounted to $0 and $1,119,336, respectively.

NOTE 12 – INCOME TAXES

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

NOTE 13 – SUBSEQUENT EVENTS

On July 6, 2020, Isabella Barbera resigned from her position as Chief Financial Officer.  She has agreed to assist the Company with the transition and remain in a contractor position until her replacement can be found.

On July 8, 2020, the Company negotiated with an accredited investor who holds several demand notes to agree to convert the remaining principal balance of $191,965 and accrued interest of $15,729 for $150,000 of restricted common shares.  The balance of $57,694 has been forgiven.  The conversion price of $0.132 per share was agreed upon, derived from the latest similar valued conversion that occurred (See Note 5), for 1,136,364 restricted common shares and an equal amount of five-year warrants with an exercise price of $0.396 per share.  The issuance of the restricted common shares and warrants has not taken place by the date of this report.

On July 21, 2020, a $50,000 convertible note held by an accredited investor was converted at the option of the holder.  The Company converted the note per the original terms of the agreement (see Note 5).  The Company issued 393,246 restricted common shares and 126,263 five-year warrants with an exercise price of $0.396 per share.

On July 21, 2020, $50,000 of convertible notes held by accredited investors were converted at the option of the holders.  The Company converted the notes per the original terms of the agreement (see Note 5).  The Company issued 561,064 restricted common shares and 561,064 five-year warrants with an exercise price of $0.312 per share.

On July 21, 2020, a $50,000 of convertible note held by an accredited investor was converted at the option of the holder.  The Company converted the note per the amended terms of the agreement (see Note 5).  The Company issued 391,023 restricted common shares and 391,023 five-year warrants with an exercise price of $0.396 per share.

On July 21, 2020, a $25,000 of convertible note held by a related party was converted at the option of the holder.  The Company converted the note per the original terms of the agreement (see Note 6).  The Company issued 195,522 restricted common shares and 195,522 five-year warrants with an exercise price of $0.396 per share.

On July 21, 2020, a $50,000 convertible note held by a related party was converted at the option of the holder.  The Company converted the note per the original terms of the agreement (see Note 6).  The Company issued 400,195 restricted common shares and 400,195 five-year warrants with an exercise price of $0.396 per share.

On July 24, 2020, the Company entered into an exclusive Supply Agreement with MEP Consulting Engineers, a Design / Build firm out of Miami.  The Company will be producing 100% of their BFRP rebar requirements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS (continued)

On August 3, 2020, the Company negotiated with an accredited investor who holds a convertible note to agree to convert the remaining principal balance of $258,524 and accrued interest of $102,176, at a conversion price of $0.175 per share, for 2,061,143 restricted common shares.

On August 3, 2020, the Company issued a secured convertible promissory note to certain accredited investors in exchange for $1,000,000 bearing an interest rate of 20% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 20% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal and accrued and unpaid interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board. The disinterested members of the Board approved the terms of the note. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

On August 3, 2020, the Company issued an unsecured convertible promissory note to an accredited investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal and accrued and unpaid interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000.

On August 3, 2020, the Company issued an unsecured convertible promissory note to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal and accrued and unpaid interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000.

On August 5, 2020, the Company issued 163,043 restricted common shares, par value $0.001 per share, in exchange for $30,000 to an accredited investor.  The investor will also receive an equal amount of five-year warrants with an exercise price equal to the greater of (a) three times the purchase price of $0.184 for the common shares or (b) the share price determined one hundred and twenty (120) days from funding, using the following formula: the exercise price will be 20% below the lowest market closing price of the common shares in the twenty trading days preceding the 120th calendar day from funding.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the six months ended June 30, 2020 and 2019, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the period ended December 31, 2019 filed with the SEC on April 6, 2020.

The Company’s wholly owned subsidiary, Basanite Industries, LLC (“BI”) manufactures BasaFlex™, a basalt fiber reinforced polymer (“BFRP”) rebar. BFRP rebar is a stronger, lighter, sustainable, non-conductive and non-corrosive alternative for traditional steel rebar and wire mesh.  BI leases a fully permitted and Underwriters Laboratories (“UL”) approved 36,900 square foot facility located in Pompano Beach, Florida, equipped with five customized Pultrusion machines.  Each machine has two linear production lines (a total capacity of 10 manufacturing lines).  BI’s operations team is currently in the processes of optimizing and scaling the manufacturing plant to produce 11,000 to 17,000 linear feet of BFRP rebar per line, per day, depending on the product mix. BI’s own fully equipped Test Lab is utilized to evaluate, validate and verify each product’s performance attributes.

Basanite Industries submitted its first round of BasaFlex™ (Basalt Fiber Reinforced Polymer) rebar products the Structures and Materials Department of the University of Miami, Miami, Florida (UM), an industry accredited independent testing laboratory, to obtain a Certified Test Report which will allow Basanite to participate in precast, architectural, flatwork and other non-structural engineered applications.  On May 29th, 2020 a Certified Test Report was submitted by UM to Basanite for engineering use.  Basanite Industries will be submitting a second round of BasaFlex™ rebars for additional testing that will further certify and qualify BasaFlex™ for Federal and State government applications.  The Company will begin scaling its production in Q3, 2020 to meet the expected demand for alternative, non-corrosive reinforcement, however we expect operating losses to continue until at least 2021.

The manufacture of concrete reinforcement products made from continuous basalt fiber create substantial benefits for the construction industry, including but not limited to, the following:

•

BasaFlex™ never rusts – steel reinforcement products rust, causing time and repair costs down the road;

•

BasaFlex™ is sustainable; with a longer lifecycle – production of our products results in exceptionally low carbon footprint when compared with steel. The lack of corrosion allows the “lifespan” of concrete products to be significantly longer; and

•

BasaFlex™ has a lower final, in place cost – the physical nature of our products relative to steel (4X lighter, easily transportable, “coil-able”, safer and easier to use) reduces the all-in cost of reinforcement when all factors are considered.

We believe that macroeconomic factors are pressuring the construction industry to consider the use of alternative reinforcement materials for the following reasons: the increasing need for global infrastructure repair; recent design trends towards increasing the lifespan of projects and materials; and increasing consideration of the long-term costs and environmental impacts of material selections.  We believe we are well positioned to benefit from this renewed focus, although it is difficult to determine at this point what the impacts of the COVID-19 pandemic to the construction industry.

Once we commence scaled production, we expect that a substantial number of larger customers will request terms for payment. We believe that we will need to grant customers anywhere from 30 to 45 days to complete payment in order to be competitive. We recognize that there may be risk associated with granting terms to certain customers in the construction industry. Our target customers are precast concrete producers, large general and marine contractors, home builders, as well as large distributors serving the general construction industry. With this risk in mind, we are exploring all methods of protecting our interests moving forwards.

We expect to continue making investments in BI. We require additional capital to: (1) support additional mechanical ASTM testing from independent laboratories or universities for industry verification; (2) engage the engineering and industry experts to develop a key software program; (3) purchase raw materials and other goods and services related to our manufacturing needs; (4) increase our logistics, management, quality assurance and production teams; (5) purchase additional equipment required; (6) continue research and development around new products for the concrete reinforcement industry; and (7) meet other general working capital needs.

Results of Operations

Revenue – The Company had $593 and $2,218 of revenues as a result of sales of finished goods sold for the three and six months ended June 30, 2020 compared to $2,898 for both the three and six months in the prior year. Revenues have been consistent as a result of the Company’s retooling of machinery and acquisition of new raw materials in preparation to shift focus to a new production of materials in order to derive outputs that can be tightly controlled in terms of quality and specifications during both periods.

Cost of Goods Sold

During the three and six months ended June 30, 2020, the Company had cost of sales of $1,603 and $2,222 compared to $41,176 and $44,469, respectively for the same period in the prior year. Cost of goods sold consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Product cost	$1,575	$725	$2,146	$725
Equipment rental and maintenance	—	12,019	—	12,019
Supplies	—	23,777	—	26,616
Shipping cost	—	4,655	—	5,109
Merchant fees	28	—	76	—
Total cost of goods sold	$1,603	$41,176	$2,222	$44,469

For the three and six months ended June 30, 2020, the Company had a negative gross margin from continuing operations in the amount of $1,010 and $4 compared to a negative gross margin from continuing operations in the amount of $38,278 and $41,571, respectively for the same period in the prior year. The Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of products. The Company’s initial sales were at very low gross margins to try to gain market share and gain exposure to the product. In the future, as the Company's product gains acceptance it is expected for margins to increase.

Operating Expenses

Professional fees – During the three months ended June 30, 2020 and 2019 professional fees were $53,016 compared to $62,410 for the same period in the prior year. The decrease was minimal as during both periods, the Company had paid similar amounts for legal and accounting services.

During the six months ended June 30, 2020 and 2019 professional fees were $162,874 compared to $214,274 for the same period in the prior year. The decreased cost was due to higher legal expense in the prior period resulting from litigation with its supplier and consultants.

Payroll and payroll taxes – During the three and six months ended June 30, 2020, payroll and payroll taxes were $162,455 and $399,886 compared to $227,697 and $317,309 in the prior year.  The decrease was due to the termination of the prior CEO in the first quarter of 2020 compared to being employed during the same period in the prior year.

Consulting - During the three months ended June 30, 2020, consulting fees were $81,875 and $58,017 for the same period in the prior year. The increase is due to a consulting agreement for senior management.

During the six months ended June 30, 2020, consulting fees were $98,938 compared to $216,090 for the same period in the prior year. The decrease was due to the Company having amounts paid under several consulting agreements to senior management.

General and administrative – During the three months ended June 30, 2020, general and administrative expenses were $283,034 compared to $1,245,688 for the same period in the prior year. The decrease is largely due to the higher stock-based compensation expense in the prior year of $1,045,734.

During the six months ended June 30, 2020, general and administrative expenses were $500,987 compared to $1,499,717 for the same period in the prior year. The decrease is largely due to the higher stock-based compensation expense in the prior year of $1,119,337.

Other Income

Miscellaneous income - During the three and six months ended June 30, 2020, miscellaneous income was $0 and $1,274 compared to the gain on settlement of lawsuit of $70,817 and $1,274 or the same period in the prior year. The increase is due to the net settlement of $125,000 less the contingency fee and expenses paid to the attorney for the HLM Storefront litigation.

Gain on settlement of payable - During the three and six months ended June 30, 2020, the Company had no gain on settlement of payable in the current period as compared to $137,497 for the same period in the prior year.

Gain on extinguishment of debt - During the three and six months ended June 30, 2020, the Company had a gain of $980 for both periods compared to $2,886 for both periods in the prior year.

Other Expenses

Interest expense - During the three and six months ended June 30, 2020 and 2019, interest expense was $201,007 and $251,830 compared to $15,632 and $47,142, respectively, for the same period in the prior year. The increase is mainly due to the amortization of the debt discounts recorded for the convertible debt.

Disposition of fixed asset - During the three and six months ended June 30, 2020 and 2019, the Company had a $0 loss for both periods compared to a loss of $1,478 in the prior year.

During the three and six months ended June 30, 2020 and 2019, the Company had a $0 gain for both periods compared to a gain of $0 and $700 in the prior year.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2020, the Company had an accumulated deficit of $26,786,778. The Company has incurred general and administrative expenses associated with its product development and compliance while concurrently preparing the facility and developing the manufacturing business. We expect operating losses to continue in the short term and require additional financing for continued support of our BFRP manufacturing business until the Company can generate sufficient revenues and positive cash flow. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  We will continue our efforts until we have can obtain positive cash flow to cover our expenses.

At June 30, 2020, the Company had cash of $116,483 compared to $129,152 at December 31, 2019.

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

Cash Flows

Net cash used in operating activities amounted to $1,040,380 and $1,232,376 for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, we used $59,377 net cash for investing activities compared to $428,794 used in the same period in the prior fiscal year for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

During the six months ended June 30, 2020, we had $1,087,088 net cash provided by financing activities compared to $2,466,819 in the prior year.  Issuance of common shares for $616,667, borrowing of $851,727 from the issuance of convertible and short-term notes payable, including from related parties; less $348,000 of a partial repayment of convertible notes; and less $33,306 of partial repayment of notes payable provided the net cash during the six months ended June 30, 2020.  We also issued common shares for $2,262,749, borrowing of $274,070 from the issuance of short-term notes payable, including from related parties; less $20,000 of a partial repayment of convertible notes; and less $50,000 of partial repayment of notes payable provided the net cash during the six months ended June 30, 2019.

We do not believe that our cash on hand as of June 30, 2020 will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term.  We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020 management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at June 30, 2020 is $95,949.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596.

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

Depositions of Raw Energy’s principal, Don Smith, and associate, Elina Jenkins, were taken in January of 2020. Discovery is ongoing. We filed a Motion for Summary Judgment pending which had to be withdrawn, as it was based on Raw Energy having previously assigned its license rights and the license agreement to the Global Energy entity. After the Motion was filed, the defendants purported to find documents allegedly assigning the license back to Raw Energy. These documents were never produced before, and never discussed by Don Smith in his deposition. Nevertheless, the documents created a justiciable issue of fact so that our Motion would not have likely been successful at that time.

We are still evaluating and considering claims against Raw Energy affiliates, including Don Smith and Elina Jenkins. These evaluations are largely subject to review of discovery pending. Some documents have been received, some are expected to be received over the next month and some are subject to a resolution of objections. More specifically, the plaintiff's prior counsel, Michael Flam, has advised that he will start producing documents next week and continue to gather and produce same throughout the month of August 2020.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company was current in maintaining the required payments of $5,000 per month during this quarter. As of June 30, 2020, the Company made payments totaling $60,500, applied pro-ratably to principal and interest, thereby reducing the note payable balance to $258,524.  On August 3, 2020, the parties came to an agreement to convert the remaining principal balance of $258,524 and accrued interest of $102,176, at a conversion price of $0.175 per share, for 2,061,143 restricted common shares.  As indicated in our Subsequent Events footnote to our financial statements, this convertible promissory note was converted to restricted common shares on August 3, 2020 and the note is no longer outstanding.

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

Date: August 14, 2020

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Interim Acting Chief Executive Officer

/s/ Simon R. Kay
Simon R. Kay
Principal Financial Officer