Form 10-Q
period 2020-09-30
BASANITE, INC.
filed 2020-11-16
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 16, 2020
Common Stock, $0.001 Par Value Per Share	215,603,145

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$575,912	$129,152
Inventory	205,645	159,472
Prepaid expenses	41,139	26,640
Deposits and other current assets	120,303	145,671
TOTAL CURRENT ASSETS	942,999	460,935

Lease right-of-use asset	1,061,997	1,222,853
Fixed assets, net	827,870	771,996
Other assets	—	5,380
	1,889,867	2,000,229

TOTAL ASSETS	$2,832,866	$2,461,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$215,475	$218,082
Accrued expenses	128,353	489,179
Accrued legal liability	804,471	790,606
Notes payable	147,128	219,617
Notes payable - convertible, net	76,669	453,991
Notes payable - convertible - related party, net	1,025,000	—
Subscription liability	168,590	—
Lease liability - current portion	254,541	221,997
TOTAL CURRENT LIABILITIES	2,820,227	2,393,472

Lease liability - net of current portion	898,116	1,094,970

TOTAL LIABILITIES	3,718,343	3,488,442

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 214,403,145 and 200,735,730 shares issued and outstanding, respectively as of September 30, 2020 and December 31, 2019	214,404	200,736
Additional paid-in capital	26,674,521	24,216,042
Accumulated deficit	(27,774,402)	(25,444,056)
TOTAL STOCKHOLDERS' DEFICIT	(885,477)	(1,027,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,832,866	$2,461,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Products Sales - Rebar	$2,408	$994	$4,626	$3,892

Total cost of goods sold	919	31,295	3,065	85,953

Gross profit (loss)	1,489	(30,301)	1,561	(82,061)

OPERATING EXPENSES

Professional fees	127,294	68,927	290,168	283,200
Payroll, taxes and benefits	107,284	287,355	507,170	604,664
Consulting	71,260	375	170,198	216,465
General and administrative	402,217	470,955	903,279	1,960,484
Total operating expenses	708,055	827,612	1,870,815	3,064,813

NET LOSS FROM OPERATIONS	(706,566)	(857,913)	(1,869,254)	(3,146,874)

OTHER INCOME (EXPENSE)
Gain on sale of a fixed asset	40,838	—	40,838	700
Miscellaneous income	—	257	70,817	1,531
Gain on settlement of payable	292,112	64,050	292,112	201,547
(Loss) gain on extinguishment of debt	(63,914)	—	(62,934)	2,886
Impairment of fixed assets	—	—	—	(1,478)
Interest expense	(550,094)	(25,569)	(801,925)	(72,711)
Total other income (expense)	(281,058)	38,738	(461,092)	132,475

NET LOSS FROM OPERATIONS	(987,624)	(819,175)	(2,330,346)	(3,014,399)

Deemed dividends	—	(66,782)	—	(358,932)

NET LOSS	$(987,624)	$(885,957)	$(2,330,346)	$(3,373,331)

Net loss per share - basic and diluted	$(0.005)	$(0.004)	$(0.011)	$(0.017)

Weighted average number of shares outstanding - basic and diluted	213,142,631	197,352,143	207,868,768	181,972,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

					Additional		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Deficit

Balance January 1, 2019	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$225,015	$(2,037,752)

Shares issued to convert notes payable	—	—	1,700,985	1,701	507,477	—	—	509,178
Stock-based compensation	—	—	—	—	73,603	—	—	73,603
Stock issued for cash	—	—	15,500,000	15,500	759,500	—	—	775,000
Stock issued to purchase non-controlling interest in Basalt America Territory #1	—	—	2,010,000	2,010	223,005	—	(225,015)	—
Net loss	—	—	—	—	—	(687,681)	—	(687,681)

Balance March 31, 2019	—	—	173,412,993	173,413	20,281,868	(21,822,933)	—	(1,367,652)

Stock-based compensation	—	—	—	—	1,045,734	—	—	1,045,734
Stock issued for cash	—	—	5,778,570	5,779	479,221	—	—	485,000
Warrants exercised for cash	—	—	17,710,715	17,711	1,150,889	—	—	1,168,600
Deemed dividend on common stock					292,150	—	—	292,150
Net loss	—	—	—	—	—	(1,799,693)	—	(1,799,693)

Balance June 30, 2019	—	$—	196,902,278	196,903	23,249,862	(23,622,626)	—	(175,861)

Stock-based compensation	—	—	—	—	252,510	—	—	252,510
Shares issued to convert notes payable	—	—	438,452	438	21,484	—	—	21,922
Shares issued as loan commitment fee	—	—	50,000	50	9,200	—	—	9,250
Deemed dividend on common stock					66,782	—		66,782
Net loss	—	—	—	—	—	(885,957)	—	(885,957)

Balance September 30, 2019	—	$—	197,390,730	$197,391	$23,599,838	$(24,508,583)	$—	$(711,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$(1,027,278)

Net loss	—	—	—	—	—	(561,305)	(561,305)

Balance March 31, 2020	—	—	200,735,730	200,736	24,216,042	(26,005,361)	(1,588,583)

Stock issued for cash	—	—	6,040,614	6,041	610,626	—	616,667
Return of shares issued as loan committee fee	—	—	(1,300,000)	(1,300)	(128,700)	—	(130,000)
Conversion of convertible debt and debt discount	—	—	3,125,201	3,125	761,932	—	765,057
Net loss	—	—	—	—	—	(781,417)	(781,417)

Balance June 30, 2020	—	—	208,601,545	208,602	25,459,900	(26,786,778)	(1,118,276)

Stock issued for cash	—	—	163,043	163	29,837	—	30,000
Warrants exercised for cash	—	—	500,000	500	37,000	—	37,500
Conversion of convertible debt and debt discount	—	—	5,138,557	5,139	1,147,784	—	1,152,923
Net loss	—	—	—	—	—	(987,624)	(987,624)

Balance September 30, 2020	—	$—	214,403,145	$214,404	$26,674,521	$(27,774,402)	$(885,477)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	For the nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,330,346)	$(3,373,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset	160,856	126,259
Depreciation	85,875	10,595
Amortization of debt discount	674,202	—
Loss on extinguishment of debt	62,934	—
Gain on sale of asset	(40,838)	—
Impairment of fixed assets	—	1,478
Non-cash interest charges	—	(30,990)
Non-cash loan commitment fee	—	9,250
Deemed dividend	—	358,932
Stock-based compensation	78,590	1,371,847
Changes in operating assets and liabilities:		—
Prepaid expenses	(14,499)	31,968
Inventory	(46,173)	(111,435)
Accounts Receivable	—	(429)
Other current assets	4,955	(108,825)
Accounts payable and accrued expenses	(174,174)	(45,577)
Subscription liability	90,000	—
Lease liability	(164,310)	—
Net cash used in operating activities	(1,612,928)	(1,760,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(115,956)	(672,032)
Deposits on machinery and equipment	—	177,500
Net cash used in investing activities	(115,956)	(494,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	684,167	2,262,748
Repayment of convertible notes payable and convertible notes payable related party	(348,000)	(89,704)
Proceeds from notes payable and notes payable related party	166,727	214,300
Proceeds from convertible notes payable and convertible notes payable related party	1,720,000	70,000
Repayment of notes payable and notes payable related party	(47,250)	(59,926)
Net cash provided by financing activities	2,175,644	2,397,418

NET (DECREASE) INCREASE IN CASH	446,760	142,628
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	129,152	121,831
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$575,912	$264,459

Supplemental cash flow information:
Cash paid for interest expense	$34,367	$22,874

Supplemental disclosure of non cash investing and financing activities:
Return of loan commitment shares	$(130,000)	$—
Conversion of notes payable into common stock	$150,000	$531,101
Recording of debt discount on convertible notes	$685,000	$—
Conversion of convertible notes payable into common stock	$961,373	$—
Common shares issued to acquire interest in joint venture	$—	$502,500
Exchange of notes payable and related interest for common stock	$—	$165,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Overview and Basis of Presentation

On May 30, 2006, Basanite, Inc. (“Basanite”) was organized as a Nevada corporation. Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”. Currently based in Pompano Beach, Florida, the Company intends to manufacture concrete-reinforcing products made from basalt fiber reinforced polymers (“BFRP”) such as its primary product BasaFlex. This UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 6, 2020. The interim results for the period ended September 30, 2020 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America formerly known as Rockstar Acquisitions, LLC.

(C) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. The Company has an accumulated deficit of approximately $27.8 million, a working capital deficit of approximately $1.9 million, and cash used in operations of approximately $1.6 million as of and for the period ended September 30, 2020. Losses have principally occurred as a result of the substantial resources required for product development and marketing of the Company's products, which include the general and administrative expenses associated with its organization and product development.  The losses continue as the Company begins to scale its production process and hire the required minimum staff to effectively run the business.  Basanite Industries submitted its first round of BasaFlex™ (Basalt Fiber Reinforced Polymer) rebar products to the Structures and Materials Department of the University of Miami (UM), Miami, Florida, an industry accredited independent testing laboratory, to obtain a Certified Test Report which allows Basanite to participate in approved fiber-reinforced polymer (FRP) applications, such as precast, architectural, flatwork and other non-structural engineered applications.  On May 29th, 2020, a Certified Test Report was submitted to Basanite for engineering use.  Basanite Industries has submitted a second round of BasaFlex™ rebars for additional testing, that will further certify and qualify BasaFlex™ for Federal and state government applications, to the University of Sherbrooke, Quebec, Canada.  Basanite expects the results to be superior to the first round of testing.  The Company will continue to scale its production process and build up its inventory through the end of 2020 to meet the expected demand volumes for alternative, non-corrosive reinforcement, however, as is customary with scaling production and staffing, operating losses will continue through 2021.

The Company had cash of $575,912 compared to $129,152 at September 30, 2020 and December 31, 2019, respectively.  Currently, the Company requires sufficient capital to fund its planned operations through the end of calendar year 2020 and through the first quarter of 2021. We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  Until future revenues and corresponding cash flows materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the report of our independent auditors dated April 6, 2020, on our consolidated financial statements for the year ended December 31, 2019 included an emphasis of matter paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s inventory at September 30, 2020 and December 31, 2019 was comprised of:

	September 30, 2020	December 31, 2019
	(Unaudited)
Finished goods	$116,134	$47,462
Work in process	11,793	—
Raw materials	77,718	112,010
Total inventory	$205,645	$159,472

(D) Fixed assets

Fixed assets consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Computer equipment	$7,268	$7,268
Machinery	657,368	578,347
Leasehold improvements	161,579	137,217
Office furniture and equipment	71,292	62,926
Land improvements	7,270	7,270
Website development	27,275	27,275
Construction in process	30,000	—
	962,052	820,303
Accumulated depreciation	(134,182)	(48,307)
	$827,870	$771,996

Depreciation expense for the three and nine months ended September 30, 2020 was $30,102 and $85,875, respectively, compared to $6,187 and $10,595 to the three and nine months ended September 30, 2019.

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

The following are potentially dilutive shares not included in the loss per share computation:

	September 30, 2020	December 31, 2019
	(Unaudited)
Options	4,542,500	5,042,500
Warrants	40,489,050	29,849,761
Convertible shares	108,853,912	984,014
	153,885,462	35,876,275

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The Company entered into a consulting agreement on July 9, 2020 for services in exchange for restricted common stock as compensation for the consulting services.  The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, 600,000 shares were due within 5 days of execution.  The execution date fair value of the shares was $0.29 per share.  The Company recognized $78,590 in stock-based compensation as a result and is accrued as a subscription liability as of September 30, 2020.  If the Company agrees to renew each quarter, an additional 350,000 shares are to be issued per quarter.

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

The future minimum lease payments to be made under the operating lease as of September 30, 2020 are as follows:

2020	$101,475
2021	415,033
2022	427,484
2023	440,308
2024	110,884
Total minimum lease payments	1,495,184
Discount	(342,527)
Operating lease liability	$1,152,657

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2020, the weighted-average remaining lease term is 3.5 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended September 30, 2020 and 2019, the Company expensed $106,920 and $105,730, respectively for rent. For the nine months ended September 30, 2020 and 2019, the Company expensed $322,103 and $317,426, respectively for rent.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Convertible notes payable, net of the related debt discounts, totaled $76,669 and $453,991 at September 30, 2020 and December 31, 2019, respectively.

On March 5, 2020, the Company issued a convertible promissory note to an accredited investor in exchange for $50,000 bearing an interest rate of 10% per annum and payable in nine months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase an amount of warrants equal to the $50,000 divided by the conversion price of shares of common stock of the Company. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price times 190% for 20 consecutive trading days. The conversion price was determined to be $0.132.  A debt discount of $50,000 was recorded on the note payable at resolution of the contingent beneficial conversion feature.  The noteholder converted the promissory note of $50,000 and accrued interest of $1,908 on July 21, 2020 in exchange for 393,246 restricted common shares and 126,263 five-year warrants with an exercise price of $0.396 per share.

On April 13, 2020, the Company entered into several convertible promissory notes. The Company issued convertible notes payable in exchange for $100,000 bearing an interest rate of 12% per annum and payable in six months. At the option of the holders, the principal and accrued interest may be converted to shares of common stock at a conversion rate of $0.092 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.312 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.69 per share for 20 consecutive trading days.  Upon issuance of the notes, the Company recorded debt discounts of $100,000 for the beneficial conversion features embedded in the notes.  One of the noteholders converted their promissory note of $50,000 and accrued interest of $1,181 on June 26, 2020 in exchange for 556,313 restricted common shares and 556,313 five-year warrants with an exercise price of $0.312 per share.  The remaining noteholders converted their promissory notes of $25,000 and accrued interest of $1,618 each on July 21, 2020.  Each received in exchange for their notes 280,532 restricted common shares and 280,532 five-year warrants with an exercise price of $0.312 per share.

On April 13, 2020, the Company issued a convertible promissory note to an accredited investor in exchange for $50,000 bearing an interest rate of 12% per annum and payable in six months. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion price was determined to be $0.132.  A debt discount of $50,000 was recorded on the note payable at resolution of the contingent beneficial conversion feature.  The noteholder converted the promissory note of $50,000 and accrued interest of $1,615 on July 21, 2020 in exchange for 391,023 restricted common shares and 391,023 five-year warrants with an exercise price of $0.396 per share.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 5 – NOTES PAYABLE – CONVERTIBLE (continued)

On June 1, 2020, the Company issued two convertible promissory notes with accredited investors in exchange for $100,000 bearing an interest rate of 12% per annum and payable in six months. At the option of holder, the principal may be converted to shares of common stock at a conversion rate of $0.096 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.288 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.72 per share for 20 consecutive trading days. Upon maturity, the Company shall have the option to convert the unpaid principal balance of the note under the same terms as above.  Upon issuance of the notes, the Company recorded debt discounts of $100,000 for the beneficial conversion features embedded in the notes.  At September 30, 2020, the net debt balance on the outstanding convertible notes payable is $66,669.

On August 3, 2020, the Company issued an unsecured convertible promissory note to an accredited investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.

Interest expense for the Company’s convertible notes payable for the three and nine months ended September 30, 2020 was $184,182 and $460,787, respectively, compared to $5,930 and $31,049 to the three and nine months ended September 30, 2019. Accrued interest for the Company’s convertible notes payable at September 30, 2020 and December 31, 2019 was $4,239 and $86,520.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible notes payable – related party, net of the related debt discounts, totaled $1,025,000 and $0 at September 30, 2020 and December 31, 2019, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY (continued)

On April 13, 2020, the demand notes payable entered on January 16, 2020 for $50,000 each from related parties; Michael V. Barbera, our Board Chairman and an entity managed by Ronald J. LoRicco, Sr., a Board Member were exchanged for convertible notes. The notes were accounted for as an extinguishment and the convertible debt valued at fair value in accordance with ASC 470. Per the addendums, the interest rate of 10% was increased to 12% per annum. The modification also allowed for a conversion option for the holder after June 5, 2020. After June 5, 2020, the holder may convert the unpaid principal and interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to 80% of the closing price on June 5, 2020 per share. At the time of conversion, the Company shall immediately also issue a five-year warrant to the holder to purchase the same number of shares of common stock of the Company as the holder receives in such conversion. The exercise price for such warrants shall be 3 times the conversion price. In addition, the warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above the warrant price plus 150% for 20 consecutive trading days. The conversion price was determined to be $0.132. Debt discounts of $100,000 were recorded on the notes payable at resolution of the contingent beneficial conversion feature. One noteholder converted the promissory note of $50,000 and accrued interest of $2,440 on June 26, 2020 in exchange for 397,269 restricted common shares and 397,269 five-year warrants with an exercise price of $0.396 per share. The other noteholder converted the promissory note of $50,000 and accrued interest of $2,826 on July 21, 2020 in exchange for 400,195 restricted common shares and 400,195 five-year warrants with an exercise price of $0.396 per share.

On August 3, 2020, the Company issued an unsecured convertible promissory note to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.

On August 3, 2020, the Company issued a secured convertible promissory note to certain accredited investors in exchange for $1,000,000 bearing an interest rate of 20% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 20% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board. The disinterested members of the Board approved the terms of the note. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

Interest expense for the Company’s convertible notes payable – related parties for the three and six months ended September 30, 2020 was $71,803 and $314,582 compared to $1,332 and $4,704 to the three and nine months ended September 30, 2019.  Accrued interest for the Company’s convertible notes payable at September 30, 2020 and December 31, 2019 was $32,421 and $0.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable totaled $147,128 and $219,617 at September 30, 2020 and December 31, 2019, respectively.

Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, the Company considered furloughing or eliminating employees and taking other measures to reduce operating costs until there is more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business. On May 1, 2020, the Company entered a promissory note agreement with its bank in exchange for $123,318 bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the CARES Act after receiving confirmation from the U.S. Small Business Administration (“SBA”). The note contains a deferment period of six months from the date of funding. After sixty, but not more than ninety, days from the date of funding, the Company can apply to the bank for loan forgiveness. The bank will then request confirmation from the SBA. If the SBA confirms full and complete loan forgiveness, the Company’s obligation under the note will be deemed fully satisfied and paid in full. If the SBA denies full and complete loan forgiveness or only partly confirms forgiveness, the Company will be obligated to repay the bank for the total outstanding balance of the note, including principal and interest. The bank will establish terms, including monthly payments based on a maturity of two years from the date of funding and not more than 1.0% interest per annum. No principal or interest payments will be due prior to the end of the six-month deferment period. The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. After providing documented evidence of the number of employees and the use of funds, the SBA will provide loan forgiveness for the documented costs.

On July 8, 2020, the Company negotiated with an accredited investor who holds several demand notes payable to agree to settle the remaining principal balance of $191,965 and accrued interest of $15,729 for $150,000 of restricted common shares.  The remaining balance of $57,694 was forgiven.  The conversion price of $0.132 per share was agreed upon for 1,136,364 restricted common shares and an equal amount of five-year warrants with an exercise price of $0.396 per share.

Interest expense for the Company’s notes payable for the three and nine months ended September 30, 2020 was $1,405 and $6,110, respectively, compared to $2,410 and $4,892 to the three and nine months ended September 30, 2019. Accrued interest for the Company’s notes payable at September 30, 2020 and December 31, 2019 was $580 and $11,244, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Related party notes payable totaled $0 at September 30, 2020 and December 31, 2019.

Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2020 was $0 and $2,455, respectively compared to $0 and $1,926 for the three and nine months ended September 30, 2019. Accrued interest for the Company’s notes payable-related party at September 30, 2020 and December 31, 2019 was $0.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at September 30, 2020 and December 31, 2019 is $100,605 and $86,739, respectively.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596.

An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction.  The Company continues to contest plaintiff's claims vigorously.

The Company filed and has pending an amended counterclaim for breach of contract, fraud and civil conspiracy against Raw Energy affiliates, including Don Smith, his longtime girlfriend Elina Jenkins, Global Energy Sciences, LLC, Yellow Turtle Design, LLC, as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig.  A response was ordered to be filed by December 7, 2020.

The nature of the dispute is based on representations (or misrepresentations) the Company alleges were made to it, as well as breaches of the terms of a licensing agreement, related consulting and other agreements, and failures and refusals of Plaintiff and Don Smith related entities to deliver equipment/machinery and goods paid for by the Company or its affiliates.

As it became apparent that the subject license agreement was effectively worthless and moot to the Company, and the purported and promised trade secrets and intellectual property were essentially non-existent, the Company and Plaintiff agree to an order terminating that license agreement, which resulted in the Agreed Order dated January 28, 2019.

The parties continue to litigate damages arising from the dispute.

 A hearing is scheduled on November 23, 2020 for a Motion to Compel the plaintiff's prior counsel, Michael Flam, to produce documents in response to a subpoena.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

Lustig Litigation

In reviewing court records recently (late in 2020), counsel for the Company found names of its affiliates in a case filed in 2018 by Stephen Lustig against one of the Company's shareholders. The Company and its affiliates were not served and made a party to that case; and were listed as an attempt by Mr. Lustig to execute, attach or foreclosure on the defendant shareholder's stock in the Company. The Company did not breach any agreement and was not engaged in any wrongdoing. The Company is informed that the subject shareholder has made contact with Mr. Lustig and a resolution between them and a dismissal with prejudice is expected to be forthcoming.

Supplier Agreement

MEP Consulting Engineers, Inc.

On July 23, 2020, the Company entered into an Exclusive Supplier Agreement with MEP Consulting Engineers, Inc. (“MEP”) of Miami, FL. MEP engaged the Company as its sole and exclusive supplier for production of MEP’s proprietary “Hurricane Bar,” a BFRP reinforcing bar (rebar) product owned by MEP. The Agreement also provides MEP with exclusive distribution rights to the Company’s BasaFlexTM  BFRP reinforcing bar (rebar) and other Basanite products in Miami-Dade County.

The Agreement allows for MEP or its designated customers to place orders from time to time for up to the total value of $50,000,000 over the 5-year period. As compensation, MEP was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date (“the option period”), tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement. To date, this portion of the agreement has not been fully executed.

CR Business Consultants, Inc.

On October 22, 2020, the Company entered into an Exclusive Supplier Agreement with CR Business Consultants, Inc. (“CRBC”). CRBC agreed to utilize the Company as its exclusive supplier for all Basanite products, and the Company has granted CRBC exclusive distribution rights of the Company’s products in the Republic of Costa Rica and the and Republic of Panama. CRBC also has non-exclusive distribution rights in the following territories in South and Central America, the Caribbean Sea and the Atlantic Ocean: the six additional countries in Central America limited to: the Republic of El Salvador; Belize; the Republic of Guatemala; the Republic of Honduras; and the Republic of Nicaragua; the twelve countries in South America, limited to Argentina (Argentine Republic), Plurinational State of Bolivia, Federative Republic of Brazil, Republic of Chile, Republic of Colombia, Republic of Ecuador, Co-operative Republic of Guyana, Republic of Paraguay, Republic of Peru, Republic of Suriname, Oriental Republic of Uruguay, Bolivarian Republic of Venezuela, and a part of France, French Guiana; and the ABC islands of the Kingdom of the Netherlands; the Falkland Islands (a British Overseas Territory); and Republic of Trinidad and Tobago. Furthermore, CRBC can introduce additional customers to Basanite from other territories with no geographic restrictions, and where sales to such customers will be included under Terms of the Agreement.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The Agreement allows for CRBC or its designated customers to place orders from time to time for up to a total value of $50,000,000 over the 5-year period. As compensation, CRBC was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date (“the option period”), tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement.

NOTE 10 – STOCKHOLDERS’ DEFICIT

On July 21, 2020, noteholder Michael V. Barbera, our Chairman of the Board, converted a promissory note of $50,000 and accrued interest of $2,826 in exchange for 400,195 restricted common shares and 400,195 five-year warrants with an exercise price of $0.396 per share. (See Note 6.)

On July 21, 2020, two noteholders converted promissory notes of $25,000 and accrued interest of $809 each in exchange for 280,532 restricted common shares and 280,532 five-year warrants with an exercise price of $0.312 per share. (See Note 5.)

On July 21, 2020, noteholder Michael V. Barbera, our Chairman of the Board, converted a promissory note of $25,000 and accrued interest of $809 in exchange for 195,522 restricted common shares and 195,522 five-year warrants with an exercise price of $0.396 per share. (See Note 6.)

On July 21, 2020, a noteholder converted two promissory notes totaling $100,000 and accrued interest of $3,523 in exchange for 784,269 restricted common shares and 517,286 five-year warrants with an exercise price of $0.396 per share. (See Note 5.)

On August 5, 2020, a noteholder converted a promissory note of $258,524 and accrued interest of $102,176 in exchange for 2,061,143 restricted common shares. (See Note 5.)

On August 5, 2020, an accredited investor received 163,043 restricted common shares and 163,043 five-year warrants with an exercise price of $0.54 per share in exchange for $30,000.

On August 24, 2020, a noteholder settled the amount due on several promissory notes totaling $191,965 and accrued interest of $15,729 in exchange for 1,136,364 restricted common shares and 1,136,364 five-year warrants with an exercise price of $0.396 per share. (See Note 7.)

On September 25, 2020, an accredited investor exercised his warrants at an exercise price of $0.075.  The investor received 500,000 restricted common shares in exchange for $37,500.

On September 28, 2020, the Company received $90,000 from an accredited investor to purchase 300,000 restricted common stock.  The restricted common stock had not been issued as of September 30, 2020 and therefore, is represented as a subscription liability.  (See Note 14.)

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table summarizes all option grants outstanding to consultants, directors and employees as of September 30, 2020 and December 31, 2019 and the related changes during these periods are presented below.

	September 30, 2020	December 31, 2019
Options outstanding and exercisable	4,542,500	5,042,500
Weighted-average exercise price	$0.41	$0.40
Aggregate intrinsic value	$1,058,430	—
Weighted-average remaining contractual term (years)	2.10	4.66

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the nine months ended September 30, 2020, no options were issued or exercised.  500,000 options were cancelled on May 30, 2020 upon expiration.

Stock Warrants:

The following table summarizes all warrant grants outstanding to consultants, directors and employees as well as investors as of September 30, 2020 and December 31, 2019 and the related changes during these periods are presented below.

	September 30, 2020	December 31, 2019
Warrants outstanding and exercisable	40,489,050	29,849,761
Weighted-average exercise price	$0.26	$0.23
Aggregate intrinsic value	$15,821,830	$1,956,750
Weighted-average remaining contractual term (years)	3.30	3.64

During the nine months ended September 30, 2020, 12,139,289 five-year warrants were issued.  During the three months ended September 30, 2020, 500,000 warrants were exercised and 1,000,000 warrants were cancelled.

During the three months ended September 30, 2020 and 2019, total stock-based compensation expense amounted to $78,590 and $252,510 respectively. During the nine months ended September 30, 2020 and 2019, total stock-based compensation expense amounted to $78,590 and $1,371,847 respectively.

NOTE 12 – INCOME TAXES

The Coronavirus Aid and Relief and Economic Security Act (the “CARES Act”) enacted on March 27, 2020 provided relief for individuals and businesses as a result of COVID-19 and its impact on the economy.  The CARES Act provided for additional relief for businesses by amending the net operating loss (“NOL”) rules.  The amendment allows for the carryback of NOLs to each of the five taxable years preceding the taxable year in which the loss arises.  Since the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limited NOL absorption to 80% of taxable income. The CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.  This amendment does not currently benefit the Company as it has sustained losses in those years.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 13 – RELATED PARTIES

On July 21, 2020, noteholder Michael V. Barbera, our Chairman of the Board, converted a promissory note of $50,000 and accrued interest of $2,826 in exchange for 400,195 restricted common shares and 400,195 five-year warrants with an exercise price of $0.396 per share. (See Note 6.)

On July 21, 2020, noteholder Michael V. Barbera, our Chairman of the Board, converted a promissory note of $25,000 and accrued interest of $809 in exchange for 195,522 restricted common shares and 195,522 five-year warrants with an exercise price of $0.396 per share. (See Note 6.)

On August 3, 2020, the Company issued an unsecured convertible promissory note bearing an interest rate of 18% per annum and payable in six months to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000. (See Note 6.)

On August 3, 2020, the Company issued a secured convertible promissory note bearing an interest rate of 20% per annum and payable in six months to The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) and certain other accredited investors in exchange for $1,000,000.  The Trust is the holder of $750,000 of the principal amount of this note.  The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board. (See Note 6.)

NOTE 14 – SUBSEQUENT EVENTS

On October 5, 2020, an accredited investor received 300,000 restricted common shares in exchange for $90,000.

On October 14, 2020, an accredited investor received 166,667 restricted common shares in exchange for $50,000.

The Company entered into a consulting agreement on October 13, 2020 for services in exchange for restricted common stock as compensation for the consulting services. If the Company agrees to renew after the initial six month term, they can do so on a quarterly basis with compensation of 250,000 shares due upon renewal.

On October 16, 2020, 600,000 shares were issued per the consulting agreement entered on July 9, 2020 for fundraising services. The value of the shares is $174,000 and will be expensed over the six-month term of the agreement.

On October 22, 2020, the Company entered into an Exclusive Supplier Agreement with CR Business Consultants, Inc. (“CRBC”). CRBC agreed to utilize the Company as its exclusive supplier for all Basanite products, and the Company has granted CRBC exclusive distribution rights of the Company’s products in the Republic of Costa Rica and the and Republic of Panama. CRBC also has non-exclusive distribution rights in the following territories in South and Central America, the Caribbean Sea and the Atlantic Ocean: the six additional countries in Central America limited to: the Republic of El Salvador; Belize; the Republic of Guatemala; the Republic of Honduras; and the Republic of Nicaragua; the twelve countries in South America, limited to Argentina (Argentine Republic), Plurinational State of Bolivia, Federative Republic of Brazil, Republic of Chile, Republic of Colombia, Republic of Ecuador, Co-operative Republic of Guyana, Republic of Paraguay, Republic of Peru, Republic of Suriname, Oriental Republic of Uruguay, Bolivarian Republic of Venezuela, and a part of France, French Guiana; and the ABC islands of the Kingdom of the Netherlands; the Falkland Islands (a British Overseas Territory); and Republic of Trinidad and Tobago. Furthermore, CRBC can introduce additional customers to Basanite from other territories with no geographic restrictions, and where sales to such customers will be included under Terms of the Agreement.

The Agreement allows for CRBC or its designated customers to place orders from time to time for up to a total value of $50,000,000 over the 5-year period. As compensation, CRBC was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date (“the option period”), tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS (continued)

On October 27, 2020, an accredited investor received 133,333 restricted common shares in exchange for $40,000.

On November 10, 2020, the Board of Directors approved offering the current holders of our warrants a discounted exercise price to their current exercise price if they exercised the warrant within a certain time period. The offer to the current holders of our warrant commenced on November 10, 2020 and extends through December 4, 2020 providing warrants holders with declining discounts on their exercise price per share in an effort to raise the capital required.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the nine months ended September 30, 2020 and 2019, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the period ended December 31, 2019 filed with the SEC on April 6, 2020.

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

Basanite Industries submitted its first round of BasaFlex™ (Basalt Fiber Reinforced Polymer) rebar products to the Structures and Materials Department of the University of Miami (UM), Miami, Florida, an industry accredited independent testing laboratory, to obtain a Certified Test Report which allows Basanite to participate in approved fiber-reinforced polymer (FRP) applications, such as precast, architectural, flatwork and other non-structural engineered applications.  On May 29th, 2020, a Certified Test Report was submitted to Basanite for engineering use.  Basanite Industries has submitted a second round of BasaFlex™ rebars for additional testing, that will further certify and qualify BasaFlex™ for Federal and state government applications, to the University of Sherbrooke, Quebec, Canada.  Basanite expects the results to be superior to the first round of testing.

The Company announced November 12, 2020 that it had reached full operational status.  Further, in response to strong market demand, the Company plans to accelerate its growth plans, starting with a major expansion of its Pompano Beach manufacturing facility in 2021.

In the middle of August of 2020, Basanite began scaling manufacturing operations and commenced the manufacture of its initial stock of inventory of BasaFlex™, its proprietary basalt FRP.  Also during this timeframe, the Company filled key positions within its production facility and reached its primary goal of full capacity single shift operations.  Basanite has begun selling across its complete product line and is currently working on securing larger orders for next year.  The Company has also been preparing multiple test articles for customers who are now conducting testing for specific applications.  Based on market demand, Basanite is now working towards beginning two shift operations early in the new year.

Management has also been recruiting key positions in the Company, focused initially on product development; driving sales growth; and expanding the Company’s market presence.  Our hiring focused on key areas of excellence, including quality assurance; operations and other technical resources; engineering; and sales and marketing.  Basanite has completed its initial hiring plan of recruiting and hiring the following key personnel for leadership positions, with over 140 years of industry experience in the industry combined:

Vesna Stanic, PhD

Director of Quality Assurance

Brian Metrocavage

Director of Technical Sales

Bob Robbins

Director of Business Development

Jesus Escalona

Structural / Civil Engineer

Eduardo Acosta

Structural / Civil Engineer

Jorge Angulo

Director of Operations

Earlier in 2020, Basanite contracted with an independent software company to develop BasaPro™, a design software specifically for use with BasaFlex™.  This development effort has been completed and the operational software is being installed at Basanite this month.  The software will allow both Basanite’s engineers and Basanite’s customers to normalize the use of BasaFlex™ in place of steel rebar in all types of concrete applications.  It allows for both the conversion to BasaFlex™ from steel in existing concrete designs, or for original designs using BasaFlex™, and is based upon the application of ACI 440 and ACI 318 standards.  The software is capable of showing all calculations and pictorial design work in conjunction with applicable building codes.  This means Basanite can now communicate with the design community in their own language.

Basanite has been receiving multiple inquiries from a range of customers for its products, including very high levels of market interest for BasaFlex™.  A large portion of these inquiries are for very large potential orders for new construction.  However, these orders would be problematic to undertake at our current capacity and there is no guaranty that these orders will actually be made.  However, Basanite plans to expand its production capabilities at the Pompano Beach facility, with the initial goal of reaching 5 times its current capabilities by Q3 of 2021, and ultimately 7 times its current capacity by 2022. As part of this expansion plan, Basanite is developing customized manufacturing equipment, specifically designed for the manufacture of BasaFlex™ using Basanite’s patent pending process.  A version of this equipment will offer double the capacity of our current equipment (per machine), and each machine will run significantly faster.  A prototype is expected to be available for testing in Pompano Beach during Q1 of 2021.  Based on a successful trial, Basanite is planning a plant expansion involving 10 of these new machines, with a goal of being fully operational in Q3 of 2021.

Results of Operations

Revenue – The Company had $2,408 and $4,626 of revenues as a result of sales of finished goods sold for the three and nine months ended September 30, 2020 compared to $994 and $3,892, respectively for the same period in the prior year. Revenues have been minimal as a result of the Company’s shift in focus to the scaling of production and inventory during both periods.

Cost of Goods Sold

During the three and nine months ended September 30, 2020, the Company had cost of sales of $919 and $3,065 compared to $31,295 and $85,953, respectively for the same period in the prior year. Cost of goods sold consisted of the following:

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019
Product cost	$919	$—	$3,065	$—
Equipment rental and maintenance	—	9,822	—	21,841
Supplies	—	12,629	—	39,969
Shipping cost	—	291	—	5,401
Contract labor	—	5,852	—	15,903
Uniforms	—	2,701	—	2,839
Merchant fees	—	—	—	—
Total cost of goods sold	$919	$31,295	$3,065	$85,953

For the three and nine months ended September 30, 2020, the Company had a gross margin from operations in the amount of $1,489 and $1,561 compared to a negative gross margin from operations in the amount of $30,301 and $82,061, respectively for the same period in the prior year. The Company has small margins as they sold existing inventory while preparing for the scaling the manufacture of BasaFlex™.  In the same period in the prior year, the Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of like products.  In the future, as the Company's product gains acceptance, it is expected for margins to increase.

Operating Expenses

Professional fees – During the three months ended September 30, 2020 and 2019 professional fees were $127,294 compared to $68,927 for the same period in the prior year. The Company had paid similar amounts for accounting services but has increases fees as it relates to legal fees with the ongoing litigation and new supplier and consulting agreements as it tries to secure relationships in the industry.

During the nine months ended September 30, 2020 and 2019, professional fees were $290,168 compared to $283,200 for the same period in the prior year. The increased cost was due to higher legal expense in the current period resulting from legal fees as noted above.

Payroll and payroll taxes – During the three and nine months ended September 30, 2020, payroll and payroll taxes were $107,284 and $507,170 compared to $287,355 and $604,664 in the prior year.  The decrease was due to the termination of the prior CEO in the first quarter of 2020 and the resignation of the CFO in the second quarter of 2020 compared to both being employed during the same period in the prior year.

Consulting - During the three months ended September 30, 2020, consulting fees were $71,260 and $375 for the same period in the prior year. The increase is due to consulting agreements for senior management.

During the nine months ended September 30, 2020, consulting fees were $170,198 compared to $216,465 for the same period in the prior year. The decrease was due to the Company having amounts paid under several consulting agreements to senior management.

General and administrative – During the three months ended September 30, 2020, general and administrative expenses were $402,217 compared to $470,955 for the same period in the prior year. The decrease is largely due to the stock-based compensation expense in the prior year of $252,510 offset by the increase in overall general and administrative costs, including but not limited to, supplies, computers, furniture and other overhead costs.

During the nine months ended September 30, 2020, general and administrative expenses were $903,279 compared to $1,960,484 for the same period in the prior year. The decrease is largely due to the stock-based compensation expense in the prior year of $1,371,847 off set by the increase in overall general and administrative costs.

Other Income

Disposition of fixed asset - During the three and nine months ended September 30, 2020 and 2019, the Company had a gain of $40,838 for both periods compared to a $0 and $700 in the prior year.  The increase in gain is due to the sale of an asset during the quarter.

Miscellaneous income - During the three and nine months ended September 30, 2020, miscellaneous income was $0 and $70,817 as a result of a gain on the settlement of a lawsuit of compared to $257 and $1,531 for the same period in the prior year. The increase is due to the net settlement of $125,000 less the contingency fee and expenses paid to the attorney for the HLM Storefront litigation.

Gain on settlement of payable - During the three and nine months ended September 30, 2020, the Company had a gain of $292,112 for both periods as compared to $64,050 and $201,547 for the same period in the prior year.   The gain in the current periods is due to the forgiveness by prior management of accrued wages and related expenses whereas in the prior year, the gain is largely due to the writing off of several payables that had exceeded their statute of limitations for collection.

Gain (loss) on extinguishment of debt - During the three and nine months ended September 30, 2020, the Company had a loss of $63,914 and $62,934 from the extinguishment of debt compared to $0 and a gain of $2,886 for the same periods in the prior year.  The increase in losses is due to the settlement of various long-standing debts for restricted common shares.

Other Expenses

Impairment of fixed asset - During the three and nine months ended September 30, 2020 and 2019, the Company had no gain or loss for both periods compared to a $0 and loss of $1,478 in the prior year.

Interest expense - During the three and nine months ended September 30, 2020 and 2019, interest expense was $550,094 and $801,925 compared to $25,569 and $72,711, respectively, for the same period in the prior year. The increase is mainly due to the amortization of the debt discounts recorded for the convertible debt.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2020, the Company had an accumulated deficit of $27,774,402. The Company has incurred general and administrative expenses associated with its product development and compliance while concurrently preparing the facility and further developing the manufacturing business. We expect operating losses to continue in the short term and require additional financing for continued support of our BFRP manufacturing business until the Company can generate sufficient revenues and positive cash flow. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  We will continue our efforts until we have can obtain positive cash flow to cover our expenses.

At September 30, 2020, the Company had cash of $575,912 compared to $129,152 at December 31, 2019.

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

Cash Flows

Net cash used in operating activities amounted to $1,612,928 and $1,760,258 for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, we used $115,956 net cash for investing activities compared to $494,532 used in the same period in the prior fiscal year for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

During the nine months ended September 30, 2020, we had $2,175,644 net cash provided by financing activities compared to $2,397,418 in the prior year.  Issuance of common shares for $684,167, borrowing of $1,886,727 from the issuance of convertible and short-term notes payable, including from related parties; less $348,000 of partial and full repayment of convertible notes; and less $47,250 of partial repayment of notes payable provided the net cash during the nine months ended September 30, 2020.  We also issued common shares for $2,262,748, borrowing of $284,300 from the issuance of convertible and short-term notes payable, including from related parties; less $35,000 of partial repayment of a convertible note; less $54,704 of full repayment of a related party convertible note; less $50,000 of full repayment of a demand note payable less $9,926 of partial repayment of a note payable provided the net cash during the nine months ended September 30, 2019.

We do not believe that our cash on hand as of September 30, 2020 will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term.  We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020 management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2020.

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

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at September 30, 2020 and December 31, 2019 is $100,605 and $86,739, respectively.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596.

An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction.  The Company continues to contest plaintiff's claims vigorously.

The Company filed and has pending an amended counterclaim for Breach of Contract, Fraud and Civil Conspiracy against Raw Energy affiliates, including Don Smith, his longtime girlfriend Elina Jenkins, Global Energy Sciences, LLC, Yellow Turtle Design, LLC, as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig.  A response was ordered to be filed by December 7, 2020.

The nature of the dispute is based on representations (or misrepresentations) the Company alleges were made to it, as well as breaches of the terms of a licensing agreement, related consulting and other agreements, and failures and refusals of Plaintiff and Don Smith related entities to deliver equipment/machinery and goods paid for by the Company or its affiliates.

As it became apparent that the subject license agreement was effectively worthless and moot to the Company, and the purported and promised trade secrets and intellectual property were essentially non-existent, the Company and Plaintiff agree to an order terminating that license agreement, which resulted in the Agreed Order dated January 28, 2019.

The parties continue to litigate damages arising from the dispute.

 A hearing is scheduled on November 23, 2020 for a Motion to Compel the plaintiff's prior counsel, Michael Flam, to produce documents in response to a subpoena.

Legal Matters (continued)

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

Lustig Litigation

In reviewing court records recently (late in 2020), counsel for the Company found names of its affiliates in a case filed in 2018 by Stephen Lustig against one of the Company's shareholders. The Company and its affiliates were not served and made a party to that case; and were listed as an attempt by Mr. Lustig to execute, attach or foreclosure on the defendant shareholder's stock in the Company. The Company did not breach any agreement and was not engaged in any wrongdoing. The Company is informed that the subject shareholder has made contact with Mr. Lustig and a resolution between them and a dismissal with prejudice is expected to be forthcoming.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2020, the Company issued an unsecured convertible promissory note to an accredited investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.

On August 3, 2020, the Company issued an unsecured convertible promissory note to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.

On August 3, 2020, the Company issued a secured convertible promissory note to certain accredited investors in exchange for $1,000,000 bearing an interest rate of 20% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 20% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board. The disinterested members of the Board approved the terms of the note. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

All of the convertible promissory notes and the share of common stock underlying then described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company has begun making payments but is not current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations. The Company was current in maintaining the required payments of $5,000 per month during this quarter.  On August 3, 2020, the parties came to an agreement to convert the remaining principal balance of $258,524 and accrued interest of $102,176, at a conversion price of $0.175 per share, for 2,061,143 restricted common shares.  The convertible promissory note was converted to restricted common shares on August 3, 2020 and the note is no longer outstanding.

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

Date: November 16, 2020

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Interim Acting Chief Executive Officer

By:	/s/ Simon R. Kay
Simon R. Kay
Principal Financial Officer