Form 10-K
period 2020-12-31
BASANITE, INC.
filed 2021-03-31
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,301,886 on June 30, 2020.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 31, 2021
Common Stock, $0.001 Par Value Per Share	226,886,785

BASANITE, INC. AND SUBSIDIARIES

i

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Basanite, Inc., to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Financial Data in XBRL, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, in the investor relations section of our website at www.basaniteindustries.com.

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

ii

PART I

Item 1.

Business.

Overview

On May 30, 2006, Basanite, Inc. was organized as a Nevada corporation. Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”. Currently based in Pompano Beach, Florida, the Company manufactures concrete-reinforcing products made from basalt fiber reinforced polymers (“BFRP”), such as its primary product BasaFlexTM. This UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues.  See Management’s Discussion and Analysis section for more details.

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

Human Capital

Our employees are essential to our purpose—to create an innovative, sustainable, productive, and extended future; our values—teamwork and innovation; and our strategy and execution.  A truly innovative workforce needs to be diverse and leverage the skills and perspectives of various backgrounds and experiences. In attracting a diverse workforce, we stress the teamwork approach as well as the life work balance philosophy. Our workforce is highly technical, with the substantial majority of our employees working in engineering, technical and financial roles. During the year 2020, we increased our workforce by 155%.  At December 31, 2020, we had twenty-three full time employees, all of which are employed for the continuing operations of the Company.  None of our employees are represented by a labor union, nor governed by any collective bargaining agreements.  We consider relations with our labor force as satisfactory.  At December 31, 2019, we had ten full time employees.

At December 31, 2020, we had the following gender demographics:

	Women	Men
All employees	22%	78%
Engineers	33%	67%
Finance	50%	50%
Manufacturing	—	100%
People Managers	—	100%
Individual Contributors	50%	50%

At December 31, 2020, our employees had the following race and ethnicity demographics:

	All Employees	Engineers	Finance	Manufacturing	People Managers	Individual Contributors
Black / African American	34.8%	—	—	60.0%	—	33.3%
Hispanic/Latino	26.1%	66.7%	50%	20.0%	50%	—
White	34.8%	33.3%	50%	10.0%	50%	66.7%
Multi-Racial	4.3%	—	—	10.0%	—	—

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

Risks Related to Our Business and Industry

Coronavirus could adversely impact our business by delaying our ability to receive raw materials and manufacture our product, effectively manage our business, or conduct meetings.

As the concern for the Coronavirus (“COVID-19”) continues, the outbreak of the COVID-19 could disrupt our supply chain, as well as our own operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or plant, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

There is substantial doubt about our ability to continue as a going concern.

As we continue our marketing and sales efforts, we continue to make strides in product awareness and project needs.  We have received a few letters of intent and expect to begin generating revenues in the second quarter of 2021.  However, these revenues are not significant enough to be able to generate profits this early in our plan.  We have incurred operating losses since our inception and will continue to incur net losses until we can produce sufficient revenues to cover our costs. In addition, a number of factors continue to hinder the Company's ability to attract capital investment, and no assurances can be given that the Company will be successful in raising future capital.  We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern.  Our independent auditors have included in their audit reports an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern.

We have a limited operating history; incurring net losses in the past and the expectation of incurring additional net losses in the future.

We have a limited operating history and have not recorded a profit since inception. As a result of this, and the uncertainty of the market in which we operate, we cannot reliably forecast our future results of operations. We expect to increase our operating expenses in the future as a result of refining and upgrading internal processes, as well as implementing a sales and marketing strategy. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in a near-term future period.

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

•

The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business operations and infrastructure.

•

General economic conditions and those economic conditions specific to our industry.

•

Our ability to attract, motivate and retain top-quality employees and distribution channels.

Fiber Reinforced Polymer Industry Risks

Competing with large, established companies

Basanite products for reinforcement of concrete will compete as alternatives for traditional steel and replacements for other FRP industry established products. The steel industry is very mature and entrenched within our potential customers and the specifying community. There is no guarantee that we will be able to convince customers and design engineers that our products and value proposition are superior to steel and other FRP products.

Regulatory Risks

Our products typically require certain approvals and certifications to satisfy regulatory requirements for use as concrete reinforcement. There is no guarantee that we will be able to secure such approvals and certifications in the future.  Furthermore, we are dependent on third party [independent] groups, such as universities or other certifying bodies, to obtain approvals and certifications. The inability, or an extended period of time necessary, to secure approvals and certifications, could materially harm our ability to generate revenue.

Availability of Raw Materials

We will depend on the timely availability of various raw materials for manufacture of our products from various different suppliers located in the United States and abroad. There is no guarantee that our suppliers will be able to provide us with sufficient or satisfactory supply of raw materials for us to maintain production levels necessary to satisfy customers.

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

Volatility in prices for raw materials may materially, adversely impact our prices

Depending on our customer demand and availability of raw materials, we may be faced with having to purchase raw materials from alternative suppliers, and / or at prices that are above the current market price, or in greater volumes than required. Additionally, other factors may force the prices our customers pay for composite materials down, which could negatively affect our profit margins.

General Business Risks

We need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We will require additional capital to fund the anticipated growth and expansion of our business as a result of industry demand, and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know ahead of time the terms of any such capital raising. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a materially adverse effect on our liquidity and financial condition.

We cannot assure you that we will be able to develop the infrastructure necessary to achieve the potential sales growth.

Achieving revenue and subsequent growth will require that we develop additional infrastructure in sales, technical and client support functions. We cannot assure you that we will have the capital to do so. We will continue to design plans to establish growth; adding technical, sales and sales support resources as capital permits. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives are not successful, we may not be able to attract new clients or retain existing clients on a cost-effective basis, and as a result, our revenue and results of operations would be affected adversely.

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

Our directors and executive officers are inexperienced with respect to corporate governance of public companies.  The Board is often required to make decisions regarding related parties, such as the approval of related party transactions, compensation levels, and oversight of our accounting function. Our directors and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We do not have a majority of independent directors and we have not yet been able to implement certain corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our Board of Directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

At December 31, 2020, we had outstanding 20% secured and 18% unsecured promissory notes convertible at the option of the holder in the aggregate principal amount of $1,035,000 convertible at prices to be later determined per share. If all the outstanding notes are converted, our issued and outstanding shares would increase. In the event that a market for our common stock develops, to the extent that holders of our notes convert such securities, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

The interests of our principal stockholders, officers and directors, who collectively and beneficially own approximately 25.67% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

As of December 31, 2020, our principal stockholders, officers and directors beneficially owned approximately 25.67% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Certain accredited investors control large blocks of restricted common stock.  Sale of large blocks of common stock could materially impact our stock price.

Historically, we have raised funds from accredited investors through the sale of restricted common stock in the Company.  Generally, common stock sold privately to accredited investors has certain resale restrictions under the securities laws that include elements of minimum holding periods, certain other requirements with respect to financial filings of the Company and other requirements.  Once these requirements are met, holders of the restricted common stock are able to remove resale restrictions and sell freely in the open market.  As our common stock has a limited market for resale, substantial additional supply of stock caused by previously restricted stock coming into the market for resale could have a materially, negative impact on our stock price.

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

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal office is leased and located at 2041 N.W. 15th Avenue, Pompano Beach, FL  33069.  The lease is for approximately 36,900 square feet of space, which includes our corporate office and our production floor. We believe the facility is adequate to support our current operations.

Item 3.

Legal Proceedings.

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at December 31, 2020 is $105,260.

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

The Company filed and has pending an amended counterclaim for Breach of Contract, Fraud and Civil Conspiracy against Raw Energy affiliates, including Don Smith, his longtime girlfriend Elina Jenkins, Global Energy Sciences, LLC, Yellow Turtle Design, LLC, as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig.  The defendants responded with a Motion to Dismiss, which was later denied.

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

A mediation was scheduled on March 4, 2021 which resulted in an impasse.  Negotiations towards a settlement are ongoing.

Lustig Litigation

In reviewing court records recently in late 2020, counsel for the Company found names of its affiliates in a case filed in 2018 by Stephen Lustig against one of the Company's shareholders. The Company and its affiliates were not served or made a party to that case; and were listed as an attempt by Mr. Lustig to execute, attach or foreclosure on the defendant shareholder's stock in the Company. The Company did not breach any agreement and was not engaged in any wrongdoing. The Company was informed that the subject shareholder had made contact with Mr. Lustig and obtained a resolution between them; a voluntary dismissal was filed on January 4, 2021.

To our knowledge, we are not currently subject to any other legal proceedings.

Item 4.

Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Number of Stockholders

Our common stock is listed on the OTCQB Market under the symbol “BASA.”

As of March 31, 2021, there were 263 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

Not applicable.

Unregistered Sales of Equity Securities and use of Proceeds

On August 3, 2020, the Company issued an unsecured convertible promissory note to an accredited investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in six months. The Company was to pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  On February 16, 2021, the Company paid the accredited investor the total amount due of $11,007, which included $1,007 of accrued interest.

On August 3, 2020, the Company issued an unsecured convertible promissory note to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  On February 16, 2021, the Company paid the Chairman the total amount due of $27,518, which included $2,518 of accrued interest.

On August 3, 2020, the Company issued a secured convertible promissory note to certain accredited investors in exchange for $1,000,000 bearing an interest rate of 20% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 20% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board of Directors. The disinterested members of the Board approved the terms of the note. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.  On February 12, 2021, the secured convertible promissory note was amended and restated.  See Note 13 – Subsequent Events in the accompanying consolidated financial statements for more details.

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

Defaults Upon Senior Securities

On September 22, 2017, the Company issued a total of 200,000 shares of common stock valued at $72,000 ($0.38 per share) in conjunction with an extension of the note to April 22, 2018. The interest rate on the note was also increased to 10% per annum. The modifications to the debt was reflected as a material modification in the Company’s quarter ended December 31, 2017. On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. The Company began making payments but did not remain current with payments required by the extension. The modifications to this debt instrument are reflected as a material modification in the Company’s financial statements as of December 31, 2018 in the amount of $90,061 and reflected as a loss on share issuance for extension of debt on the Company’s statement of operations.  On August 3, 2020, the parties came to an agreement to convert the remaining principal balance of $258,524 and accrued interest of $102,176, at a conversion price of $0.175 per share, for 2,061,143 restricted common shares.  The convertible promissory note was converted to restricted common shares on August 3, 2020 and the note is no longer outstanding.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the years ended December 31, 2020 and 2019, respectively.

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

The manufacture of concrete reinforcement products made from continuous basalt fiber creates substantial benefits for the construction industry, including but not limited to, the following:

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

We believe that macroeconomic factors are pressuring the construction industry to consider the use of alternative reinforcement materials for the following reasons: the increasing need for global infrastructure repair; recent design trends towards increasing the lifespan of projects and materials; and increasing consideration of the long-term costs and environmental impacts of material selections.  We believe we are well positioned to benefit from this renewed focus, although it is difficult to determine at this point the impacts of the COVID-19 pandemic to the construction industry.

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

In the middle of August of 2020, Basanite began initial manufacturing operations and commenced the manufacture of its initial stock of inventory of BasaFlex™, its proprietary basalt FRP.  Also during this timeframe, the Company filled key positions within its production facility and reached its primary goal of scaling to full capacity single shift operations.  Basanite has begun selling across its complete product line and is currently working on securing larger orders for next year.  The Company has also been preparing multiple test articles for customers who are now conducting testing for specific applications.  Based on market demand, and subject to success in its fundraising efforts, Basanite is now working towards beginning two shift operations during the second quarter of 2021.

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

Vesna Stanic, PhD

Director of Quality Assurance

Brian Metrocavage

Director of Technical Sales

Bob Robbins

Director of Business Development

Jesus Escalona

Structural / Civil Engineer

Eduardo Acosta

Structural / Civil Engineer

Jorge Angulo

Director of Operations

Earlier in 2020, Basanite contracted with an independent software company to develop BasaPro™, a design software specifically for use with BasaFlex™.  This development effort has been completed and the software is operational.  This allows both Basanite’s engineers and Basanite customer’s engineers to easily convert engineering designs for the use of BasaFlex™ in place of steel rebar in all types of concrete applications.  It allows for both the conversion to BasaFlex™ from steel in existing concrete designs and, for original designs using BasaFlex™, and is based upon the application of ACI 440 and ACI 318 industry standards.  The software is capable of showing all calculations and pictorial design work in conjunction with applicable building codes.  This means Basanite can now communicate with the design community in their own language.

Basanite continues to receive multiple inquiries from a range of customers for its products, indicating very high levels of market interest for BasaFlex™.  A significant number of these inquiries are for very large potential orders for new, multi-year construction projects.  Based on our current manufacturing capacity, a number of these orders exceed our capability to deliver within the customer’s requested timeframe, and largely because of this, there is no guarantee that these orders will actually be received.  To satisfy the high level of market interest, in particular with these larger customers, Basanite is planning to accelerate the expansion of the Pompano Beach facility.  Our initial goal is to expand to 5 times our current capacity by Q3 of 2021, and ultimately to 7+ times our current capacity by the beginning of 2022.  To accomplish this goal, Basanite has developed customized pultrusion equipment with significantly increased capacity in the same footprint as our current equipment.  The brand new technology system, name BasaMax™, has been specifically designed for the manufacture of BasaFlex™ using Basanite’s patent pending process.  Two versions of this equipment have been designed, and these will not only offer double the capacity of our current equipment (per machine), but also each machine will run significantly faster.  A prototype is currently undergoing preliminary testing in Pompano Beach.  Based on a successful trial, Basanite is planning a two-phase plant expansion, eventually including 10 of these new machines.  Our goal, subject to a successful raise of the needed funding, is to have this equipment installed and be fully operational in Q4 of 2021, and to reach our targeted capacity level by the summer of 2022.

The Company was able to raise approximately $900K in the 4th quarter through the exercise of warrants from current investors; and in February 2021, the term of the existing $1M loan provided by an entity related to one of the Board of Directors and one outsider was extended, and the amount of the loan increased to approximately $1.6M.  However, a number of factors continue to hinder the Company's ability to attract new capital investment.  Because the Company is currently experiencing a scarcity of working capital on top of funding needed for facility upgrades, the Company has temporarily scaled back operations and issued temporary furloughs to certain employees to conserve its cash.  No assurances can be given that the Company will be successful in raising future capital.

Results of Operations

Revenue – The Company had $7,161 of revenues as a result of sales of finished goods sold for the year ended December 31, 2020, compared to $3,892 in the prior year. Revenues have been minimal as a result of the Company’s shift in focus to the scaling of production and inventory.

Cost of goods sold – During the year ended December 31, 2020, the Company had cost of sales of $4,487 compared to $105,010 in the prior year. The Company has small margins as they sold existing inventory while preparing for the scaling the manufacture of BasaFlex™.  In the same period in the prior year, the Company lost money on a gross margin basis due to inefficiencies in the start-up process and extremely narrow margins on the initial sales of like products.

Operating Expenses

Professional fees – During the year ended December 31, 2020, professional fees were $438,749 compared to $341,906 in the prior year. The Company has increased fees as it relates to legal fees with the ongoing litigation, and new supplier and consulting agreements as it tries to secure relationships in the industry.

Payroll and payroll taxes – During the year ended December 31, 2020, payroll and payroll taxes were $837,348 compared to $865,828 in the prior year. The decrease was due to the termination of the prior CEO in the first quarter of 2020 and the resignation of the CFO in the second quarter of 2020 compared to both being employed during the same period in the prior year.

Consulting – During the year ended December 31, 2020, consulting fees were $270,525 compared to $219,326 in the prior year. The increase is due to consulting agreements for senior management at different rates.

General and administrative – During the year ended December 31, 2020, general and administrative expenses were $1,408,948 compared to $2,483,226 in the prior year. The decrease is largely due to the decrease in stock-based compensation expense by $1,535,726 and the minimal increases in several other general and administrative expenses compared to the prior year.

Loss on inventory obsolescence - During year ended December 31, 2020, the Company had a loss of $33,062 compared to $0 in the prior year, which resulted from a review of purchased inventory on hand that was deemed unsellable.

Other Income

Disposition of fixed asset - During year ended December 310, 2020, the Company had a gain of $40,838 compared to $0 in the prior year.  The gain is due to the sale of an asset during the year.

Miscellaneous income - During the year ended December 31, 2020, miscellaneous income was $70,817 as a result of a gain on the settlement of a lawsuit compared to $4,469 in the prior year. The increase is due to the net settlement of $125,000 less the contingency fee and expenses paid to the attorney for the HLM Storefront litigation.

Gain on settlement of payable - During year ended December 31, 2020, the Company had a gain of $293,678 compared to $201,617 in the prior year. The gain in the current year is due to the forgiveness by prior management of accrued wages and related expenses whereas in the prior year, the gain is largely due to the writing off of several payables that had exceeded their statute of limitations for collection.

Other Expenses

Loss on extinguishment of debt - During the year ended December 31, 2020, the Company had a loss of $56,948 compared to $0 in the prior year.  The increase in loss is due to the settlement of various long-standing debts for restricted common shares which exceeded the value of the debt.

Impairment of fixed asset - During the year ended December 31, 2020, the Company had no gain or loss compared to a loss of $1,478 in the prior year.

Interest expense - During the year ended December 31, 2020, interest expense was $898,257 compared to $113,076 in the prior year. The increase is mainly due to the amortization of the debt discounts recorded for the convertible debt.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2020, the Company had an accumulated deficit of $29,643,387. The Company has incurred general and administrative expenses associated with its product development and compliance while concurrently setting up the facility, beginning operations, and developing its business.  The Company also continues incurring legal fees arising from ongoing litigation.  Based on information currently available, management believes that these ongoing costs are not material to the Company’s financial condition, but no assurances can be given that the materiality of these ongoing litigation costs will not change, or that litigation will be resolved in a timely fashion. We expect operating losses to continue in the short term and require additional financing for continued support of our BFRP manufacturing business until the Company can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  We will continue our fundraising efforts until we have obtained positive cash flow to cover our expenses.  No assurances can be given that the Company will be successful in raising future capital.

At December 31, 2020, the Company had cash of $259,505 compared to $129,152 at December 31, 2019.

Notwithstanding proceeds from the sale of our common stock this year, current working capital and projected sales revenue are insufficient to maintain our current operations.  In order to scale up operations and reach the level of sales revenue sufficient to provide positive cash flow, the Company requires funding of both its expansion plan and its operating deficit through the scaling period.  The Company will attempt to raise this capital through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured.

The coronavirus (“COVID-19”) that surfaced in December 2019 and spread throughout the world resulted in Basanite undergoing a 2-month operational shutdown early in the second quarter of 2019, with normal business operations resuming in June.  A second Coronavirus related event occurred in early Q4, when two employees tested positive for Coronavirus and the Company became concerned they had potentially exposed the others.  Out of an abundance of caution, the Company temporarily shut down operations for one week and entered a 10-day quarantine period (during this time certain key employees remained active, working from home). The Company strictly followed CDC guidelines for required quarantining period(s) and testing of all employees before re-opening. That being said, since the beginning of Q3, COVID-19 has not materially impacted our operations or those of our third-party partners. However, the continued spread and variants of the virus could negatively impact the manufacturing, supply, distribution and sale of our products and our financial results in the future. The extent to which the coronavirus may impact our operations or those of our third-party partners will depend on future developments, which are uncertain and cannot be predicted with confidence.

Cash Flows

Net cash used in operating activities amounted to $2,799,499 and $2,259,537 for the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, we used $339,586 net cash for investing activities compared to $566,918 used in the prior fiscal year for the modifications and Underwriter’s Laboratories listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

During the year ended December 31, 2020, we had $3,269,438 net cash provided by financing activities.  Proceeds of $1,797,068 from the sale of stock from accredited investors and related parties for 15,495,629 restricted common shares issued; borrowing of $1,886,727 from the issuance of convertible and short-term notes payable, including from related parties; less $348,000 of full repayment of a convertible note; less $66,357 of full repayment of short-term notes payable.

During the year ended December 31, 2019, we had $2,833,776 net cash provided by financing activities.  Proceeds of $2,392,828 net cash from the sale of stock from accredited investors and related parties for 41,034,285 restricted common shares issued; borrowing of $642,760 from the issuance of convertible and short-term notes payable, including from related parties; less $50,000 of a partial repayment of a convertible note; less $54,704 of full repayment of a related party convertible note; and less $97,108 of full repayment of a demand note payable.

We do not believe that our cash on hand at December 31, 2020 will be sufficient to fund our current working capital requirements as we try to develop our fiber reinforced polymer rebar manufacturing business. We entered into convertible promissory notes and issued restricted common shares in an effort to raise additional working capital.  See Note 13 – Subsequent Events in the accompanying consolidated financial statements for more details.  We will continue working towards securing more working capital. However, there is no assurance that we will be successful in securing working capital or, if we are, that the terms will be beneficial to our shareholders.

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

Stock-based compensation and stock awards related to convertible debt instruments are recognized based on the fair value of the awards granted. The fair value of each award or conversion feature is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020.

Because of the identified material weaknesses on internal control over financial reporting, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020.  As a result of the identified material weakness, we have put together a remediation plan which includes hiring additional resources; and engaging outside consultants as needed to assist in the evaluation of non-recurring and unusual transactions and to increase the capacity of our accounting department to serve operational, compliance and reporting needs.

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

Name	Age	Position
Simon R. Kay	58	Interim Acting Chief Executive Officer & President
David L. Anderson	58	Executive VP & Chief Operations Officer
Michael V. Barbera	66	Chairman of the Board of Directors
Ronald J. LoRicco, Sr.	56	Director
Paul M. Sallarulo	64	Director
Gregory D. Cline, P.E.	63	Director
Kelly J. Patterson, P.E.	62	Director
Adam Falkoff	53	Director

Biographical Summaries of Directors and Executive Officers

The following are biographical summaries of the experience of our directors and executive officers:

Simon R. Kay has served as the interim acting Chief Executive Officer since March 2020. Simon R. Kay has an extensive record of achievement directing business, sales, new product development, and operations management with the aerospace sector.  His previous experience included roles as CEO and COO of two startup companies and he has worked for divisions of Fortune 500 companies in both operations management and sales and marketing roles.  Kay has demonstrated a proven ability to deliver millions of dollars in revenue growth while improving operational performance, market penetration, customer acquisition and retention, and profitability.

David L. Anderson has served as the COO since February 2019.  David L. Anderson has established more than 27 years of specific industry experience as a business / market leader, distributor and manufacturer of plastic and composite materials; serving in several positions related to all aspects of corporate and product development, sales, management and marketing. Prior to this, Anderson was the National Sales Manager for ESI, a bulk and liquid level instrumentation company, where he built and trained sales and distribution networks serving the industry.  More recently, as the VP of Sales, Marketing and Business Development, Anderson served Fabpro Oriented Polymers, a division of Polymer Group, Inc. (PGI) for 16 years; where he led the growth of the company to $73 million in sales, through sustainable year over year growth, and guided it to become the largest producer of synthetic fibers for reinforcement in North America.  As a consultant since, Anderson has utilized his education, background and business experience to provide professional leadership, training and targeted growth programs to manufacturers serving the construction industry.

Michael V. Barbera was appointed Chairman of the Board of Directors in January 2020, serving as a member of the Board of Directors since February 2019.  Michael V. Barbera has served as the Chief Executive Officer of Analytical Maintenance Services, Inc. (“AMS") located in Boca Raton, Florida since 1998. AMS, a privately held company, provides analytical instrument services, instrumentation, comprehensive training courses and general application support to both the chemical and pharmaceutical industries. Mr. Barbera received a Bachelor of Science in Electronic Engineering in 1977 from the Florida Keys Community College and a Bachelor of Professional Studies in Science from Barry University in 1990. Mr. Barbera also served in the United States Navy from 1972 through 1978, where he specialized in Aviation Electronics.

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

Gregory D. Cline, P.E. has served as a member of the Board of Directors since March 2019.  Gregory D. Cline, P.E. has served a Senior Civil Engineer Pavements SME for the Federal Aviation Administration (“FAA”), Airports Safety and Standards, Airport Engineering Division (“AAS 100”) in Washington DC. He has more than 38 years of pavement and materials experience in both public and private sectors, including:

•

8 years as the FAA Airport's Pavement SME

•

10+ years as NAVFAC Airfield Pavements SME

•

10+ years as Chief Engineer of BTC Laboratories' accredited laboratories

•

Principal of ACCESS Consulting

•

R&M Engineer for the US Forest Service, Sequoia National Forest

In his last position, he developed Technical and Policy Documents, including pavement related Advisory Circulars and Engineering Briefs, and provided Technical Assistance and Guidance to Federal Aviation Administration Management, regional and field offices. Mr. Cline also maintained Liaison with the Tri-Service Pavement Working Group, Canadian Airfield Pavement Technical Group (“CAPTG”), French Civil Aviation Authority (“DGAC”), other agencies, and Industry, and was the FAA's US representative to the ICAO Aerodrome Design and Operations, Aerodrome Pavement Expert Group.

Kelly J. Patterson, P.E. has served as a member of the Board of Directors since March 2019.  Kelly J. Patterson, P.E. is a Professional Engineer that holds registrations in Oregon, Washington, Idaho, Nevada, Utah, New Mexico, Colorado, Texas, Wyoming, Ohio and Arizona. He is currently the Engineering Manager for 6 precast manufacturing locations. From 1985 to 2017, Mr. Patterson held various positions of increasing responsibility with Oldcastle Precast, a private company. From 2008 to 2017, Mr. Patterson was the Director of Engineering, USA and Manager of the National Engineering Group.  He holds professional memberships with the American Society for Testing and Materials (“ASTM”) and the National Precast Association (“NPCA”).

Adam Falkoff has served as a member of the Board of Directors since September 2020. Mr. Falkoff has over 20 years of experience in public policy, international relations, and business development. He has advised CEO’s of the Fortune 100, Presidents, Prime Ministers, Cabinet Ministers and Ambassadors. Mr. Falkoff is currently the President of CapitalKeys, a bipartisan global public policy and strategic consulting firm based in Washington D.C. His expertise is to successfully help clientele understand, anticipate, and navigate the complex public policy environment as well as strategies for business development driving client revenues. Earlier in his career he served as professional staff in the United States Senate. Mr. Falkoff was a 2018 recipient of the Ellis Island Medal of Honor for service to the United States of America and named in the Power 100 of Washington, D.C. by Washington Life Magazine. Mr. Falkoff has been an invited guest speaker, panelist, and moderator on a wide range of public policy and business development related topics in several industries. He has appeared in The Wall Street Journal, The Palm Beach Post, Politico, Roll Call, The Hill, The Washington Diplomat, Jack O'Dwyer's Newsletter, Capitol File, Washington Life, National Journal, Technology Law Journal, Greenwire, Appliance Magazine, and The Opportunist Magazine.

Corporate Governance Profile

Our Board of Directors consists of six members. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees of the Board of Directors

During 2020, we have re-established committees to incorporate changes in directors during the year, later voting in committee chairs.  We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee.  We have not adopted charters for our audit or compensation committees to date.  The below table provides our committee members.

Committee	Chairman	Board Members
Audit	X	Ronald J. LoRicco, Sr.
Gregory D. Cline
Kelly Patterson
Adam Falkoff

Compensation	X	Kelly Patterson
Paul M. Sallarulo
Gregory D. Cline
Ronald J. LoRicco, Sr.

Nominating and Corporate Governance	X	Paul M. Sallarulo
Ronald J. LoRicco, Sr.
Adam Falkoff

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2020. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements for the year ended December 31, 2020 appearing elsewhere in this report.

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo (1)	$—	$—	$—	$—	$—	$15,665	$15,665

———————

(1)	Reflects the value of the portion of health insurance benefits paid by the Company.

Family Relationships

None.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2020, other than (i) one Form 4 that was filed late by Mr. Barbera in July of 2020; and (ii) one Form 4 that was filed late by Mr. LoRicco in August of 2020.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•

Our principal executive officer or other individual serving in a similar capacity;

•

Our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•

Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Warrant Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Simon Kay (1)	2020	$—	$—	$—	$261,856	$261,856
Interim Acting Chief Executive Officer	2019	$—	$—	$—	$—	$—

David Anderson (4)	2020	$190,000	$—	$—	$15,000	$205,000
Chief Operating Officer	2019	$149,483	$—	$—	$—	$149,483

Isabella Barbera (2)	2020	$63,996	$—	$—	$63,929	$127,925
Former Chief Financial Officer	2019	$67,077	$—	$516,900	$—	$583,977

Richard Krolewski (3)(4)(5)	2020	$—	$—	$—	$—	$—
Former Chief Executive Officer	2019	$139,019	$423,500	$—	$15,000	$577,519

———————

1 Served as a consultant and advisor to the Board effective January 13, 2020 later transitioning to Interim Acting Chief Executive Officer effective March 9, 2020.

2 Resigned effective July 6, 2020 later serving as a consultant to the Company as Financial Controller.

3 Terminated effective March 6, 2020.

4 Relocation reimbursement of $15,000 was received as per the employment contract.

5 Warrants were granted while serving as a consultant to the Company.

Employment Agreements

The Company and David Anderson entered into an employment agreement dated February 1, 2019. Pursuant to the employment agreement, the Company agrees to employ David Anderson as the Executive Vice President and Chief Operations Officer. The term of the employment agreement is for a period of three years and a base salary of $190,000 annually. The Company will also pay $15,000 in relocation costs to David Anderson as part of this agreement. Dave Anderson is also entitled to receive equity-based compensation annually during his employment period as described in the employment agreement.

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

How Compensation for our Directors and Executive Officers was Determined

During 2020, our former Chief Executive Officer, Richard Krolewski, and our Chief Operating Officer, David Anderson, were compensated per their employment agreements.  Our Chief Financial Officer, Isabella Barbera, was compensated per her offer of employment.

2020 Option and Warrant Grants to Executive Officers

None.

Outstanding Equity Awards at Fiscal Year-End

On August 16, 2018, as part of his compensation package for his consulting agreement, David Anderson, prior to being employed as our Chief Operating Officer, received 2,500,000 five-year warrants at a strike price of $0.1235.  These warrants remained outstanding at December 31, 2020.

On March 4, 2019, as part of his compensation package for employment, Richard M. Krolewski, our former Chief Executive Officer, was granted immediate vesting in 5,000,000 warrants at a strike price of $0.1235 per share expiring in 5 years.  In 2020, he sold 2,500,000 warrants in a private transaction.  The private party later exercised one million warrants on January 21, 2021.  4,000,000 of these warrants remained outstanding at December 31, 2020.

On May 23, 2019, as part of her compensation package for employment, Isabella Barbera, our former Chief Financial Officer, was granted immediate vesting in 1,000,000 options at a strike price of $0.55 per share expiring in 10 years.  These options remained outstanding at December 31, 2020.

Equity Compensation Plan Information

Not applicable.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 31, 2021, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is our corporate office at 2041 N.W. 15th Avenue, Pompano Beach, FL 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 226,886,785 of common stock outstanding as of March 31, 2021, together with 57,462,878 shares of securities exercisable or convertible into shares of common stock within sixty (60) days of March 31, 2021 for each stockholder.

	Number of Shares	Percentage of
	Beneficially Owned	Shares Outstanding (1)
5% Stockholders:
Vincent L. Celentano (2)	17,563,888	6.09%

Named Executive Officers and Directors:
Simon R. Kay	—	—
David Anderson (3)	3,500,000	1.22%
Michael V. Barbera (4)	8,100,434	2.83%
Ronald J. LoRicco, Sr. (5)	37,440,905	13.13%
Paul Sallarulo (6)	5,834,493	2.05%
Adam Falkoff	—	—
Gregory Cline (7)	500,000	0.18%
Kelly Patterson (8)	500,000	0.18%
All executive officers and directors as a group (8 persons)	55,875,832	19.21%

———————

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2021, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)

Includes shares held by Mr. Celentano directly and by two companies of which he is the 100% owner and manager, Celentano Consulting Company, LLC and VCVC, LLC.  Also includes 1,000,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.51 per share, 960,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.60 per share, 960,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.40 per share and 1,136,364 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share.

(3)

Includes shares currently held by Mr. Anderson in addition to 2,500,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.1235 per share.

(4)

Includes shares currently held by Mr. Barbera and Analytical Maintenance Services, Inc. Profit Sharing Plan, where Mr. Barbera is the trustee.  Includes 50,000 shares of common stock issuable upon exercise of common stock purchase warrant exercisable at $0.40 per share, 50,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.60 per share, 200,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.15 per share, 1,000,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.075 per share, 400,195 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, and 195,522 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share.

(5)

Includes shares held by RVRM Holdings, Inc., First New Haven Mortgage Company, LLC and LoRi Co., which are controlled by our director, Ronald J. LoRicco, Sr.  Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share, and 397,269 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share.  In addition, an entity related to Mr. LoRicco currently holds a $1.6 million secured convertible note that does not have a stated conversion rate, but cannot convert for any less than $0.01 per share.

(6)

Includes shares currently held by Mr. Sallarulo in addition to 250,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share.

(7)

Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share.

(8)

Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a party to any related party transaction, including transaction in which:

•

The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years, and

•

A director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

On January 16, 2020, the Company entered into a demand note agreement with our Board Chairman, Michael V. Barbera, in the amount of $50,000. The note had a term of 6 months bearing an interest rate of 10% per annum.

On January 16, 2020, the Company entered into a demand note agreement with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in the amount of $50,000. The note had a term of 6 months bearing an interest rate of 10% per annum.

On April 13, 2020, the two demand notes payable entered on January 16, 2020 for $50,000 each from related parties was exchanged for convertible debt.  The noteholders, Michael V. Barbera, our Board Chairman and an entity managed by Ronald J. LoRicco, Sr., a Board Member, converted the promissory notes.  The Chairman converted the promissory note of $50,000 and accrued interest of $2,440 on June 26, 2020 in exchange for 397,269 restricted common shares and 397,269 five-year warrants with an exercise price of $0.396 per share. The Board Member converted the promissory note of $50,000 and accrued interest of $2,826 on July 21, 2020 in exchange for 400,195 restricted common shares and 400,195 five-year warrants with an exercise price of $0.396 per share.

On June 26, 2020, an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, converted a promissory note of $150,000 and accrued interest of $3,542 in exchange for 1,163,201 restricted common shares and 1,163,201 five-year warrants with an exercise price of $0.396 per share. (See Note 6.)

On July 8, 2020, the Company negotiated with an entity managed by Vincent L. Celentano, a more than 5% shareholder, who held several demand notes payable to agree to settle the remaining principal balance of $191,965 and accrued interest of $15,729 for $150,000 of restricted common shares.  The remaining balance of $57,694 was forgiven.  The conversion price of $0.132 per share was agreed upon for 1,136,364 restricted common shares and an equal amount of five-year warrants with an exercise price of $0.396 per share. (See Note 7.)

On July 21, 2020, noteholder Michael V. Barbera, our Chairman of the Board, converted a promissory note of $25,000 and accrued interest of $809 in exchange for 195,522 restricted common shares and 195,522 five-year warrants with an exercise price of $0.396 per share. (See Note 6.)

On August 3, 2020, the Company issued an unsecured convertible promissory note bearing an interest rate of 18% per annum and payable in six months to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000. (See Note 5.)

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

During the week of November 20, 2020, during the discounted warrant event whereby accredited investors could exercise their outstanding warrants at 50% of their stated exercise price, several related parties exercised their warrants at a discount.  Paul Sallarulo, a member of our Board of Directors, exercised 2,000,000 warrants originally issued with an exercise price of $0.075 for $75,000 or $0.0375 a share.  Michael V. Barbera, our Chairman of the Board, exercised 1,000,000 warrants originally issued with an exercise price of $0.075 for $37,500 or $0.0375 per share.  An entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, exercised 1,163,201 warrants originally issued with an exercise price of $0.396 for $230,314 or $0.198 per share.  The entity also purchased 11,632 discounted restricted common shares at $0.20 per share for $2,326.

Item 14.

Principal Accounting Fees and Services.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Cherry Bekaert LLP, as well as the fees charged for such services. In its review of non-audit service and its appointment of Cherry Bekaert LLP, the Company’s independent registered public accounting firm for the respective years, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Cherry Bekaert LLP were approved by our Audit Committee.

The following table shows the fees for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees (1)	$124,113	$107,000
Tax Fees	$—	$—
All Other Fees	$12,500	$—

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the respective years.

(2)

All other fees – these fees relate to the consent fee for the filing of our comparative financial statements for the previous year.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated February 17, 2011	8-K	3/21/11	2.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.5	Bylaws	S-1/A	12/8/11	3.5
3.6	Agreement and plan of merger between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
3.7	Articles of Merger	8-K	12/12/18	3.1
10.1	Indemnification Agreement	8-K	2/18/11	10.1
10.2	Sublease Agreement	8-K	10/28/15	10.2
10.3	Employment Agreement with Edward Cespedes	8-K	8/15/11	10.1
10.4	Agreement with Adility, Inc.	S-1/A	12/8/11	10.7
10.5	Form of Secured Convertible Promissory Note	8-K	1/3/13	10.1
10.6	Form of General Security Agreement	8-K	1/3/13	10.2
10.7	WCIS Asset Purchase Agreement effective April 1, 2013	DEF 14A	3/19/13
10.8	Membership Interest Purchase Agreement dated July 18, 2014, A Better Bike, LLC	8-K	7/22/14	10.1
10.9	Membership Interest Purchase Agreement dated July 18, 2014, EBIKES, LLC	8-K	7/22/14	10.2
10.10	Amendment to Edward Cespedes Executive Employment Agreement dated July 18, 2014	8-K	7/22/14	10.3
10.11	Form of Non Exclusive Dealer Agreement with Prodeco Technologies LLC	10-K	3/26/15	10.12
10.12	Form of 7% Unsecured 12 Month Promissory Note issued by Prodeco Technologies, LLC in Favor of Paymeon, Inc.	10-K	3/26/15	10.13
10.13	Unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	8-K	10/28/15	10.1
10.14	License Agreement entered on December 11, 2016 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.1
10.15	First Amendment to License Agreement entered into on January 5, 2017 with RAW ENERGY MATERIALS, CORP.	10-Q	4/11/18	10.2
10.16	Operating Agreement of Basalt America Territory 1, LLC	10-K	7/17/18	10.16
10.17	Consulting agreement dated August 8, 2018 with David Anderson to become Interim Chief Executive Officer	10-Q	11/8/18	10.1
10.18	Letter of resignation Ed Cespedes	10-K	7/17/18	10.18
10.19	Membership interest purchase agreement to acquire 100% of the membership interests of Rockstar Acquisitions, LLC d/b/a Basalt America	10-K	7/17/18	10.19

10.20	3-year extension to unsecured promissory note dated October 22, 2015 in the principal amount of $300,000 issued to PDQ Auctions, LLC for leasehold improvements	10-K	7/17/18	10.20
10.21	Consulting Agreement with BK Consulting, LLC	10-K	3/28/19	10.21
10.22	Form for all Notes payable related party convertible notes	10-K	7/17/18	10.23
10.23	Related party 7% unsecured promissory note dated January 20, 2015 in the principal amount of $75,000 from Prodeco Technologies, LLC	10-K	7/17/18	10.24
10.24	Related party $200,000 Secured Promissory Note and General Collateral Assignment and Security Agreement with CAM Group of Florida, LLC dated August 9, 2017	10-K	7/17/18	10.25
10.25	Non-interest bearing demand note from a related party dated May 25, 2017 in the amount of $10,000	10-K	7/17/18	10.26
10.26	Non-interest bearing demand note from a related party dated June 2, 2017 in the amount of $5,000	10-K	7/17/18	10.27
10.27	Employment agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.1
10.28	First amendment to Employment Agreement with Dave Anderson, Executive Vice President and Chief Operating Officer	8-K	3/12/19	10.2
10.29	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
10.30	Commercial Lease agreement between Basanite Industries LLC and CAMTON, LLC	8-K	1/31/19	10.1
10.31	Letter of resignation Vincent L. Celentano	8-K	1/24/19	99.1
10.32	Extension agreement of four convertible notes payable due to a related party with a net principal balance of $290,273 dated April 4, 2018 with new due date of December 31, 2018	10-Q	9/27/18	10.1
10.33	Second amendment to PayMeOn, Inc. convertible promissory note dated October 22, 2015 with Mark Lechter and Scott Balson	10-Q	9/27/18	10.2
10.34	Form of 4% Demand Note(s) with VCVC, LLC totaling $152,500 dated May 9, 2018 through June 19, 2018	10-Q	9/27/18	10.3
10.35	Form of the five unsecured, 4% percent, ninety-day promissory notes issued to RVRM Holdings, LLC totaling $90,000	10-Q	9/27/18	10.4
10.36	Form of Subscription Agreement used in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.37
10.37	Form of Common Stock Warrant used in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
10.38	Security Purchase Agreement dated October 10, 2019	8-K	10/17/19	10.1
10.39	15% Convertible Promissory Note dated October 10, 2019	8-K	10/17/19	10.2
10.40	Amendment #1 to the Convertible Promissory Note dated October 10, 2019 dated October 16, 2019	8-K	10/17/19	10.3
10.41	Removal of Richard M. Krolewski	8-K	3/12/20	99.1
10.42	Letter of Resignation of Isabella Barbera	8-K	7/10/20	99.1

10.43	Exclusive Supplier Agreement with MEP Consulting Engineers, Inc.	8-K	7/31/20	10.1
10.44	Form of 20% Secured Convertible Promissory Note dated August 3, 2020	8-K/A	8/10/20	10.1
10.45	Security Agreement dated August 3, 2020	8-K/A	8/10/20	10.2
10.46	Appointment of Director Adam Falkoff	8-K	9/8/20	99.1
10.47	Letter of Resignation Director Gregory G. Nadeau	8-K	9/24/20	17.1
10.48	Patent Pending Status Press Release	8-K	10/15/20	99.1
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company				Filed
23.1	Consent of Cherry Bekaert LLP				Filed
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
32.1	Certification Pursuant to Section 1350				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

Item 16.

Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Interim Acting Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Simon R. Kay	Interim Acting Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Simon R. Kay

/s/ Simon R. Kay	Principal Financial Officer	March 31, 2021
Simon R. Kay

/s/ Michael V. Barbera	Chairman of the Board	March 31, 2021
Michael V. Barbera

/s/ Ronald J. LoRicco, Sr.	Director	March 31, 2021
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	March 31, 2021
Paul M. Sallarulo

/s/ Gregory Cline	Director	March 31, 2021
Gregory Cline

/s/ Kelly Patterson	Director	March 31, 2021
Kelly Patterson

/s/ Adam S. Falkoff	Director	March 31, 2021
Adam S. Falkoff

INDEX TO FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basanite, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Basanite, Inc. (the “Company”) as of December 31, 2020 and 2019, and the consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses and need to raise additional funds to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Debt and Equity Instruments

As disclosed in Notes 5, 6, 7, 8, and 10 to the consolidated financial statements, the Company has entered into convertible and nonconvertible note agreements containing attached warrants with individuals including related parties. The accounting for the transactions were complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation. Additionally, the transactions were complex as they required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Our audit procedures included the following:

•

We obtained an understanding of the internal controls and processes in place over management’s process for recording debt and equity transactions.

•

We obtained and read the underlying convertible notes agreements.

•

We confirmed related party notes payable balances and terms with respective note holders.

•

We verified proper approval of equity transactions by the Board of Directors.

•

We evaluated the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield, and the market risk free rate.

•

We tested management’s application of the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2019.

Fort Lauderdale, Florida
March 31, 2021

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$259,505	$129,152
Accounts receivable, net	1,907	—
Inventory	446,575	159,472
Prepaid expenses	40,283	26,640
Deposits and other current assets	75,995	145,671
TOTAL CURRENT ASSETS	824,265	460,935

Lease right-of-use asset	1,004,167	1,222,853
Fixed assets, net	1,020,035	771,996
Other assets	—	5,380
	2,024,202	2,000,229

TOTAL ASSETS	$2,848,467	$2,461,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$249,353	$218,082
Accrued expenses	197,350	489,179
Accrued legal liabilities	809,127	790,606
Notes payable	128,021	219,617
Notes payable - convertible, net	10,000	453,991
Notes payable - convertible - related party, net	1,025,000	—
Subscription liability	40,000	—
Lease liability - current portion	267,289	221,997
TOTAL CURRENT LIABILITIES	2,726,140	2,393,472

Lease liability - net of current portion	826,388	1,094,970

TOTAL LIABILITIES	3,552,528	3,488,442

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 224,836,785 and 200,735,730 shares issued and outstanding, respectively	224,838	200,736
Additional paid-in capital	28,714,488	24,216,042
Accumulated deficit	(29,643,387)	(25,444,056)
TOTAL STOCKHOLDERS' DEFICIT	(704,061)	(1,027,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,848,467	$2,461,164

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2020	2019
Revenue
Products sales - rebar	$7,161	$3,892

Total cost of goods sold	4,487	105,010

Gross profit (loss)	2,674	(101,118)

OPERATING EXPENSES
Professional fees	438,749	341,906
Payroll, taxes and benefits	837,348	865,828
Consulting fees	270,525	219,326
General and administrative	1,408,948	2,483,226
Loss on inventory obsolescence	33,062	—
Total operating expenses	2,988,632	3,910,286

NET LOSS FROM OPERATIONS	(2,985,958)	(4,011,404)

OTHER (EXPENSE) INCOME
Gain on sale of asset	40,838	—
Loss on extinguishment of debt	(56,948)	—
Miscellaneous income	70,817	4,469
Gain on settlement of payables	293,678	201,617
Impairment of fixed assets	—	(1,478)
Interest expense	(898,257)	(113,076)
Total other (expense) income	(549,872)	91,532

NET LOSS FROM OPERATIONS	(3,535,830)	(3,919,872)

Deemed dividends	(663,501)	(388,932)

NET LOSS	$(4,199,331)	$(4,308,804)

Net loss per share - basic and diluted	$(0.017)	$(0.021)

Weighted average number of shares outstanding - basic and diluted	209,163,821	186,607,492

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional			Non-	Total Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	controlling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Interest	(Deficit)
Balance December 31, 2018	—	$—	154,202,008	$154,202	$18,718,283	$(21,135,252)	$—	$225,015	$(2,037,752)

Stock-based compensation	—	—	—	—	1,701,316	—	—	—	1,701,316
Shares issued to convert notes payable	—	—	2,139,437	2,139	528,961	—	—	—	531,100
Stock issued for cash	—	—	21,323,570	21,324	1,248,756		—	—	1,270,080
Stock issued to purchase non-controlling interest in Basalt America Territory #1	—	—	2,010,000	2,010	223,005	—	—	(225,015)	—
Warrants exercised for cash	—	—	19,710,715	19,711	1,268,889		—	—	1,288,600
Deemed dividend on common stock	—	—	—	—	388,932	—	—	—	388,932
Shares issued as loan commitment fee	—	—	1,350,000	1,350	137,900	—	—	—	139,250
Net loss	—	—	—	—	—	(4,308,804)	—	—	(4,308,804)
Balance December 31, 2019	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$—	$—	$(1,027,278)

Convertible debt and debt discount	—	—	9,305,426	9,306	2,008,673	—	—	—	2,017,979
Stock issued for compensation	—	—	600,000	600	173,400	—	—	—	174,000
Stock issued for cash	—	—	8,385,289	8,386	1,134,606		—	—	1,142,992
Warrants exercised for cash	—	—	7,110,340	7,110	646,966		—	—	654,076
Deemed dividend on common stock	—	—	—	—	663,501	—	—	—	663,501
Return of shares issued with loan commitment fee	—	—	(1,300,000)	(1,300)	(128,700)	—	—	—	(130,000)
Net loss	—	—	—	—	—	(4,199,331)	—	—	(4,199,331)
Balance December 31, 2020	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$—	$—	$(704,061)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,199,331)	$(4,308,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	218,686	175,920
Depreciation	117,340	17,143
Amortization of debt discount	707,533	(22,533)
Gain on extinguishment of debt	56,948	—
Loss on sale of asset	(40,838)	—
Impairment of fixed assets	—	1,478
Loss on inventory obsolescence	33,062	—
Non-cash interest charges	—	(81,806)
Non-cash loan commitment fee	—	9,250
Deemed dividend	663,501	388,932
Stock-based compensation	165,590	1,701,316
Changes in operating assets and liabilities:
Prepaid expenses	(5,233)	56,537
Inventory	(320,165)	(102,886)
Accounts receivable	(1,907)	883
Subscription liability	40,000	—
Lease liability	(223,290)	—
Deposits and other current assets	49,263	(127,051)
Accounts payable and accrued expenses	(60,658)	32,084
Net cash used in operating activities	(2,799,499)	(2,259,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(339,586)	(766,918)
Deposits on machinery and equipment	—	200,000
Net cash used in investing activities	(339,586)	(566,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of warrants	1,797,068	2,392,828
Repayment of convertible notes payable and convertible notes payable related party	(348,000)	(104,704)
Proceeds from notes payable and notes payable related party	266,727	234,760
Proceeds from convertible notes payable and convertible notes payable related party	1,620,000	408,000
Repayment of notes payable and notes payable related party	(66,357)	(97,108)
Net cash provided by financing activities	3,269,438	2,833,776

NET INCREASE IN CASH	130,353	7,321

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	129,152	121,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259,505	$129,152

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the year ended
	December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest expense	$35,723	$31,237

Supplemental disclosure of non cash investing and financing activities:
Return of loan commitment shares	$(130,000)	$—
Common shares issued for loan commitment fees	$—	$137,900
Conversion of notes payable into common stock	$150,000	$531,101
Recording of debt discount on convertible notes	$685,000	$—
Conversion of convertible notes payable into common stock	$1,182,979	$—
Common shares issued to acquire interest in joint venture	$—	$502,500
Exchange of notes payable and related interest for common stock	$—	$165,852

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company’s wholly owned subsidiary created in 2018, Basanite Industries, LLC (“BI”) manufactures BasaFlex™, a basalt fiber reinforced polymer rebar. BFRP rebar is a stronger, lighter, sustainable, non-conductive and non-corrosive alternative for traditional steel rebar and wire mesh.  BI leases a fully permitted and Underwriters Laboratories (“UL”) approved 36,900 square foot facility located in Pompano Beach, Florida, equipped with five customized Pultrusion machines.  Each machine has two linear production lines (a total capacity of 10 manufacturing lines).  BI’s operations team is currently in the processes of optimizing and scaling the manufacturing plant to produce 11,000 to 17,000 linear feet of BFRP rebar per line, per day, depending on the product mix. BI’s own fully equipped test lab is utilized to evaluate, validate and verify each product’s performance attributes.

The manufacture of concrete reinforcement products made from continuous basalt fiber creates substantial benefits for the construction industry, including but not limited to, the following:

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2020 and 2019, respectively, the Company reported:

•

an accumulated deficit of approximately $29.6 million and $25.4 million;

•

a working capital deficiency of approximately $1.9 million and $1.9 million; and

•

cash used in operations of approximately $2.8 million and $2.3 million.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company's products; including the general and administrative expenses associated with the organization.

At December 31, 2020, the Company had cash of $259,505 compared to $129,152 at December 31, 2019.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes.  Until we are able to internally generate positive cash flow, we will attempt to fund working capital requirements through third party financing, including through private placement of our securities as well as bridge loan arrangements. However, a number of factors continue to hinder the Company’s ability to attract new capital investment.  We cannot provide any assurances that the required capital will be obtained or that the terms of such required capital may be acceptable to us.  If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured.

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

Stock-based compensation and stock awards related to convertible debt instruments are recognized based on the fair value of the awards granted. The fair value of each award or conversion feature is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America, LLC, formerly known as Rockstar Acquisitions, LLC.  All intercompany balances have been eliminated in consolidation.

(C) Cash

The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents.  The Company places its cash, cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.  The Company from time to time may have amounts on deposit in excess of the insured limits.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists primarily of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. During the year ended December 31, 2020, the Company recorded a loss related to obsolete inventory in the amount of $33,062.  No impairment charge or loss due to obsolescence were recorded during the year ended December 31, 2019.

The Company’s inventory at December 31, 2020 and 2019 was comprised of:

	December 31, 2020	December 31, 2019

Finished goods	$305,550	$47,462
Work in process	35,286	—
Raw materials	105,739	112,010
Total inventory	$446,575	$159,472

(E) Fixed assets

Fixed assets are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization.  Depreciation and amortization are computed using a straight-line method over the following estimated useful lives:

Computer equipment	3 years
Machinery	7 years
Leasehold improvements	15 years or lease term
Office furniture and equipment	5 years
Land improvements	15 years
Website development	3 years

Maintenance and repairs are charged to expenses as incurred, and improvements to leased facilities and equipment are capitalized.

Fixed assets consist of the following:

	December 31, 2020	December 31, 2019

Computer equipment	$15,780	$7,268
Machinery	667,536	578,347
Leasehold improvements	161,579	137,217
Office furniture and equipment	71,292	62,926
Land improvements	7,270	7,270
Website development	2,500	27,275
Construction in process	234,950	—
Total fixed assets	1,160,907	820,303
Accumulated depreciation	(140,872)	(48,307)
Total fixed assets, net	$1,020,035	$771,996

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E) Fixed assets (Continued)

Depreciation expense for the year ended December 31, 2020 was $117,340 compared to $17,143 for the year ended December 31, 2019.

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

(F) Deposits and other current assets

The Company’s deposits and other current assets consist of the deposits made on equipment, security deposits, utility deposits and other receivables. The deposits are reclassified as part of the fixed asset cost when received and placed into service. The Company reclassified $31,173 of deposits from December 31, 2019 into machinery during the year ended December 31, 2020.

(G) Accrued expenses

The Company’s accrued expenses consist of the following:

	December 31, 2020	December 31, 2019

Accrued payroll and taxes	$76,031	$321,328
Accrued interest	88,147	98,091
Credit cards payable	4,752	49,715
Other accrued expenses	28,420	20,045
Total accrued expenses	$197,350	$489,179

(H) Accrued legal liabilities

The Company’s accrued legal liabilities consist of the following:

	December 31, 2020	December 31, 2019

Accrued consulting fees	$315,000	$315,000
Judgement payable	388,867	388,867
Accrued interest on judgement	105,260	86,739
Total accrued legal liability	$809,127	$790,606

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(I) Loss Per Share (Continued)

The following are potentially dilutive shares not included in the loss per share computation:

	December 31, 2020	December 31, 2019

Options	4,542,500	5,042,500
Warrants	38,920,378	29,849,761
Convertible shares	112,233,406	984,014
	155,696,284	35,876,275

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

The Company entered into a consulting agreement on July 9, 2020 for services in exchange for restricted common stock as compensation for the consulting services.  The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, 600,000 shares were due within 5 days of execution.  The execution date fair value of the shares was $0.29 per share or $174,000.  The Company recognized $165,590 in stock-based compensation as of December 31, 2020 as a result with the remainder in prepaid expense.  If the Company agrees to renew each quarter, an additional 350,000 shares are to be issued per quarter.  On January 9, 2021, the Company agreed to renew another quarter and issued 350,000 restricted common shares.

The Company entered into a consulting agreement on October 13, 2020 for services in exchange for restricted common stock as compensation for the consulting services.  The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, no shares were due to be issued.  If the Company agrees to renew each quarter, 250,000 shares are to be issued per quarter.  On January 9, 2021, the Company agreed to renew another quarter and issued 250,000 restricted common shares.

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the years ended December 31, 2020 and 2019:

	2020	2019
Expected price volatility	—	118.66 - 152.63%
Risk-free interest rate	—	2.32 - 2.41%
Expected life in years	—	4 - 10
Dividend yield	—	—

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(K) Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2020 and 2019 due to its history of net operating losses.  The provision for income taxes was calculated as a result of the following (in thousands):

	December 31,
	2020	2019

Federal tax at statutory rate	$(743)	$(823)
State taxes, net of federal income tax benefit	—	(171)
Change of valuation allowance	731	987
Non-deductible expenses and other	12	7
Provision for income tax	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$4,413	$3,610
Accruals and allowances	34	10
Stock-based compensation	1,070	1,059
Total deferred tax assets	5,517	4,679
Valuation allowance	(5,517)	(4,679)
Total deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
Property, equipment and intangible assets	(180)	(57)
Total deferred tax liabilities	(180)	(57)
Valuation allowance	180	57
Total deferred tax liabilities net of valuation allowance	—	—
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company has a valuation allowance of approximately $5.3 million related to federal net operating loss (“NOL”) carryforwards of approximately $21.0 million. The amount of the valuation allowance represented an increase of approximately $0.7 million over the amount recorded as of December 31, 2019 and was due to the increase in net operating losses. If not utilized, federal net operating losses of $8.0 million may be carried forward indefinitely, and $13 million will expire at various times between 2031 and 2037.  State net operating losses follow the federal tax laws for NOLs.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2020.

The Company files income tax returns in the U.S. federal jurisdiction and Florida. The Company is subject to U.S. federal and Florida state tax examinations for certain years after 2018.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 70-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s instruments by removing major separation models required under current U.S. GAAP.  ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas.  The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021.  For all other entities, the standard will be effective for fiscal years beginning after December 12, 2023.  Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year.  The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

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

In accordance with ASC 842, on January 18, 2019, the Company entered into and recorded a lease right-of-use asset and a lease liability at a present value of $1,405,804. The right-of-use asset is composed of the sum of all lease payments plus any initial direct cost and is amortized over the life of the expected lease term. For the expected term of the lease, the Company used the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement.

The future minimum lease payments to be made under the operating lease as of December 31, 2020 are:

2021	$415,033
2022	427,484
2023	440,308
2024	110,884
Total minimum lease payments	1,393,709
Discount	(300,032)
Operating lease liability	$1,093,677

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2020, the weighted-average remaining lease term is 3.25 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the years ended December 31, 2020 and 2019, the Company expensed $429,022 and $423,121, respectively, for rent.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $10,000 and $453,991 at December 31, 2020 and December 31, 2019, respectively.

On October 22, 2015, the Company issued an unsecured promissory note in the principal amount of $300,000 to PDQ Auctions, LLC. The note bears interest at an annual rate of 7% and was originally payable on or before October 22, 2017 (subsequently extended until May 2021), unless the note was converted or prepaid prior to the maturity date. Subject to certain limitations, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. In the event the Company issues any new or additional promissory notes that pay an interest rate that exceeds 7% per annum (subsequently increased to 10% and then to 15%), then the holder shall be entitled to request an increase in the interest rate payable on the note to an amount equal to the rate being paid on the new or additional notes. The conversion of the note may be limited if, upon conversion, the holder thereof would beneficially own more than 4.9% of the Company’s common stock. The note may be prepaid at the option of the Company commencing 190 days after the issuance of the note.  On May 2, 2018, the Company secured a three-year extension of the convertible note in return for (1) a $5,000 per month payment applicable to current interest and principal beginning on April 22, 2018, and (2) the issuance of 274,575 new, restricted common shares. The shares were issued on June 13, 2018. On August 3, 2020, the Company negotiated with the noteholder to agree to convert the remaining principal balance of $258,524 and accrued interest of $102,176, at a conversion price of $0.175 per share, for 2,061,143 restricted common shares.  The conversion resulted in a loss on extinguishment of debt in the amount of $121,607.

On October 10, 2019, the Company entered into a Securities Purchase Agreement with Labrys Fund, LP (the investor) pursuant to which the investor purchased a 15% Convertible Promissory Note from the Company. Unless there is a specific event of default or the note remains unpaid by April 16, 2020 (the maturity date), then the investor shall have the ability to convert the principal and interest under the note into shares of the Company's common stock. If the note is not repaid prior to the maturity date, the per share conversion price into which the principal amount and interest under the note may be converted is equal to the lesser of (i) 60% multiplied by the lowest trade price of the common stock during the 25 consecutive trading days ending on the latest complete trading day prior to the date of issuance of the note, and (ii) 60% multiplied by the lowest market price of the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.  Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to the investor the note, in the principal amount of $338,000.  The Company received net proceeds from the note of $300,000 after an original issue discount of $33,800 and a reduction for investor’s legal counsel fees of $4,200. Additionally, the Company issued 1,300,000 shares of common stock to the investor as a commitment fee (the returnable shares) which was valued at $0.10 per share and recorded as an offset to the principal amount.  The returnable shares must be returned to the Company in the event the note is fully paid and satisfied prior to the maturity date.  On April 13, 2020, the Company repaid its remaining obligation under the Securities Purchase Agreement and related 15% Convertible Promissory Note with Labrys Fund, LP. The Company paid $262,389 in full satisfaction of the note. This amount included $24,389 accrued interest. On April 16, 2020, the investor returned the originally issued 1,300,000 shares of common stock that was issued as a commitment fee. Additionally, the transfer agent released the reserve of 21,666,666 shares of common stock in the name of the Investor for issuance upon conversion.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 5 – NOTES PAYABLE – CONVERTIBLE (CONTINUED)

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 5 – NOTES PAYABLE – CONVERTIBLE (CONTINUED)

On June 1, 2020, the Company issued two convertible promissory notes with accredited investors in exchange for $100,000 bearing an interest rate of 12% per annum and payable in six months. At the option of holder, the principal may be converted to shares of common stock at a conversion rate of $0.096 per share. At the time of conversion, the Company shall immediately also issue an equal amount of five-year warrants to purchase common stock of the Company, at an exercise price of $0.288 per share. The warrants shall have an option whereby the Company can require the exercise of the warrants if the trading price is at or above $0.72 per share for 20 consecutive trading days. Upon maturity, the Company shall have the option to convert the unpaid principal balance of the note under the same terms as above.  Upon issuance of the notes, the Company recorded debt discounts of $100,000 for the beneficial conversion features embedded in the notes.  The noteholders converted the promissory notes of $100,000 on December 1, 2020 in exchange for 520,834 restricted common shares and 520,834 five-year warrants with an exercise price of $0.288 per share each.  Accrued interest of $5,986 was forgiven pursuant to the conversion terms of the notes.

On August 3, 2020, the Company issued an unsecured convertible promissory note to an accredited investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  On February 16, 2021, the $10,000 note was paid along with accrued interest in the amount of $1,007.

Interest expense for the Company’s convertible notes payable was $64,093 and $51,015 for the years ended December 31, 2020 and December 31, 2019, respectively.  Accrued interest for the Company’s convertible notes payable at December 31, 2020 and December 31, 2019 was $760 and $86,520, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $1,025,000 and $0 at December 31, 2020 and December 31, 2019, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

On August 3, 2020, the Company issued an unsecured convertible promissory note to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000 bearing an interest rate of 18% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  On February 16, 2021, the $25,000 note was paid along with accrued interest in the amount of $2,518.

On August 3, 2020, the Company issued a secured convertible promissory note to certain accredited investors in exchange for $1,000,000 bearing an interest rate of 20% per annum and payable in six months. The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 20% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board. The disinterested members of the Board approved the terms of the note. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.  The secured convertible promissory note was amended and restated on February 12, 2021.  The terms are included in Note 13 – Subsequent Events.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY (CONTINUED)

Interest expense for the Company’s convertible notes payable – related parties was $93,736 and $4,704 for the years ended December 31, 2020 and December 31, 2019, respectively.  Accrued interest for the Company’s convertible notes payable – related parties at December 31, 2020 and December 31, 2019 was $86,574 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

Notes payable totaled $128,021 and $219,617 at December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2018, the Company issued unsecured, 4% demand promissory notes to VCVC, LLC (“VCVC”) totaling $260,425. VCVC is the personal holding company of Vincent L. Celentano, who was our chairman and chief executive officer at the time of the notes.  On July 8, 2020, the Company negotiated with the noteholder to agree to settle the remaining principal balance of $191,965 and accrued interest of $15,729 for $150,000 of restricted common shares.  The remaining balance of $57,694 was forgiven resulting in a gain from the extinguishment of debt.  The conversion price of $0.132 per share was agreed upon for 1,136,364 restricted common shares and an equal amount of five-year warrants with an exercise price of $0.396 per share.

On September 3, 2019, the Company entered a financing arrangement with their landlord to borrow against their rent payments.  The financing has an interest rate of 7% and lasted through May of 2020.  The balance as of December 31, 2020 was $0.

On March 30, 2020 and May 17, 2019, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.40% and last through March of 2021.  The balance as of December 31, 2020 was $4,703.

Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, the Company considered furloughing or eliminating employees and taking other measures to reduce operating costs until there is more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business. On May 1, 2020, the Company entered a promissory note agreement with its bank in exchange for $123,318 bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the CARES Act after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs.  After providing documented evidence of the number of employees and the use of funds, the SBA has forgiven the promissory note of $123,318 as of January 4, 2021.

Interest expense for the Company’s notes payable was $5,041 and $7,675 for the years ended December 31, 2020 and 2019, respectively. Accrued interest for the Company’s notes payable at December 31, 2020 and December 31, 2019 was $0 and $11,244, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaled $0 at December 31, 2020 and December 31, 2019.

On January 16, 2020, the Company entered into a demand note agreement with our Board Chairman, Michael V. Barbera, in the amount of $50,000. The note has a term of 6 months bearing an interest rate of 10% per annum.  On April 13, 2020, an addendum was executed changing the terms of the note to a convertible note payable bearing an interest rate of 12% per annum.  Per the addendum, the principal and accrued interest is convertible at the option of the holder after June 5, 2020 at a 20% discount of that days’ closing price. See Note 6 for information regarding this convertible note payable – related party.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 8 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

On January 16, 2020, the Company entered into a demand note agreement with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in the amount of $50,000. The note has a term of 6 months bearing an interest rate of 10% per annum.  On April 13, 2020, an addendum was executed changing the terms of the note to a convertible note payable bearing an interest rate of 12% per annum.  Per the addendum, the principal and accrued interest is convertible at the option of the holder after June 5, 2020 at a 20% discount of that days’ closing price.  See Note 6 for information regarding this convertible note payable – related party.

Interest expense for the Company’s notes payable – related party was $2,455 and $2,926 for the years ended December 31, 2020 and December 31, 2019, respectively. Accrued interest for the Company’s notes payable – related party at December 31, 2020 and December 31, 2019 was $0 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

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

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%.  The accrued interest on the judgement at December 31, 2020 is $105,260.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company filed and has pending an amended counterclaim for Breach of Contract, Fraud and Civil Conspiracy against Raw Energy affiliates, including Don Smith, his longtime girlfriend Elina Jenkins, Global Energy Sciences, LLC, Yellow Turtle Design, LLC, as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig.  The defendants responded with a Motion to Dismiss, which was later denied.

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

A mediation was scheduled on March 4, 2021 which resulted in an impasse.  Negotiations towards a settlement are ongoing.

Lustig Litigation

In reviewing court records recently in late 2020, counsel for the Company found names of its affiliates in a case filed in 2018 by Stephen Lustig against one of the Company's shareholders. The Company and its affiliates were not served or made a party to that case; and were listed as an attempt by Mr. Lustig to execute, attach or foreclosure on the defendant shareholder's stock in the Company. The Company did not breach any agreement and was not engaged in any wrongdoing. The Company was informed that the subject shareholder had made contact with Mr. Lustig and obtained a resolution between them; a voluntary dismissal was filed on January 4, 2021.

To our knowledge, we are not currently subject to any other legal proceedings.

Supplier Agreement

MEP Consulting Engineers, Inc.

On July 23, 2020, the Company entered into an Exclusive Supplier Agreement with MEP Consulting Engineers, Inc. (“MEP”) of Miami, FL. MEP engaged the Company as its sole and exclusive supplier for production of MEP’s proprietary “Hurricane Bar,” a BFRP reinforcing bar product owned by MEP. The agreement also provides MEP with exclusive distribution rights to the Company’s BasaFlexTM BFRP reinforcing bar and other Basanite products in Miami-Dade County.

The agreement allows for MEP or its designated customers to place orders from time to time for up to the total value of $50,000,000 over the 5-year period. As compensation, MEP was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement. To date, the compensation portion of the agreement has not been fully executed.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

CR Business Consultants, Inc.

On October 22, 2020, the Company entered into an Exclusive Supplier Agreement with CR Business Consultants, Inc. (“CRBC”). CRBC agreed to utilize the Company as its exclusive supplier for all Basanite products, and the Company has granted CRBC exclusive distribution rights of the Company’s products in the Republic of Costa Rica and the and Republic of Panama. CRBC also has non-exclusive distribution rights in the Republic of El Salvador; Belize; the Republic of Guatemala; the Republic of Honduras; and the Republic of Nicaragua; Argentina, Plurinational State of Bolivia, Federative Republic of Brazil, Republic of Chile, Republic of Colombia, Republic of Ecuador, Co-operative Republic of Guyana, Republic of Paraguay, Republic of Peru, Republic of Suriname, Oriental Republic of Uruguay, Bolivarian Republic of Venezuela, and a part of France, French Guiana; and the Kingdom of the Netherlands; the Falkland; and the Republic of Trinidad and Tobago. Furthermore, CRBC can introduce additional customers to Basanite from other territories with no geographic restrictions, and where sales to such customers will be included under Terms of the Agreement.

The agreement allows for CRBC or its designated customers to place orders from time to time for up to a total value of $50,000,000 over the 5-year period. As compensation, CRBC was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement.

NOTE 10 – STOCKHOLDERS’ DEFICIT

In April 2020, the Company issued 4,166,667 restricted common shares, par value $.001 per share, in exchange for the $416,667 received in the prior period from investors.  The investors also received 4,000,000 five-year warrants with an exercise price of $0.30 per share and 16,667 five-year warrants with an exercise price of $0.40 per share.

Additionally, 1,300,000 restricted common shares were returned to the Company upon fully satisfying the debt with Labrys Fund.  See Note 5 for information regarding this note payable.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

On November 10, 2020, the Board of Directors approved offering the current holders of our warrants a discounted exercise price to their current exercise price if they exercised the warrant within a certain time period. The offer to the current holders of our warrant commenced on November 10, 2020 and extended through December 4, 2020 providing warrants holders with declining discounts on their exercise price per share in an effort to raise the capital required.  In December, the Company issued 6,590,340 restricted common shares in exchange for $612,576 from discounted exercise of warrants and 1,601,632 restricted common shares in exchange for $320,325 from discounted private placements.  In connection with the issuance of common stock, $663,501 was recognized as a deemed dividend, which represents the intrinsic value of the discounted exercise price of the warrants exercised as the holders of the warrants are also common shareholders.

During the year ended December 31, 2020, the Company issued 8,385,289 restricted common shares for proceeds received in the amount of $1,142,992 from the sale of stock from accredited investors and related parties; 7,110,340 restricted common shares for proceeds in the amount of $654,076 from the exercise of warrants; 9,305,426 restricted common shares from the conversion of debt and accrued interest in the amount of $1,104,476; and 600,000 restricted common shares for payment of services.  The Company also received 1,300,000 shares in return originally issued as a loan commitment fee after full repayment of a convertible note.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2019	2,587,500	$0.35	$—
Issued	2,500,000	0.25
Cancelled	(45,000)	(0.25)
Balance at December 31, 2019	5,042,500	$0.40	$—
Cancelled	(500,000)	(0.25)
Balance at December 31, 2020	4,542,500	$0.41	$118,148

Options exercisable and outstanding at December 31, 2020 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	2,002,500	2.66	$0.25	$ 118,148
$0.51 - $1.00	2,540,000	4.80	$0.54	—
	4,542,500			$ 118,148

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 11 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2019	18,025,000	$0.24	$—
Granted	31,535,475	0.12
Exercised	(19,710,714)	0.07
Balance at December 31, 2019	29,849,761	$0.23	$1,956,750
Granted	17,180,957	0.31
Exercised	(7,110,340)	0.09
Cancelled	(1,000,000)	—
Balance at December 31, 2020	38,920,378	$0.27	$2,973,660

Warrants exercisable and outstanding at December 31, 2020 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	36,429,835	3.46	$0.24	$2,973,660
$0.51 - $1.00	2,490,543	2.10	$0.60	—
	38,920,378			$2,973,660

During the year ended December 31, 2020, warrants to purchase 500,000 shares of common stock with an exercise price of $0.075 per share were exercised for $37,500 and warrants to purchase 6,610,340 shares of common stock with various exercises price were exercised at a 50% discount for $616,576.  The total received for the exercise of warrants was $654,076, resulting in the issue of a total of 7,110,340 shares of common stock.

The Company entered into a consulting agreement on December 15, 2020 for services in exchange for payment in cash and cashless warrants for the purchase of restricted common stock as compensation for the consulting services.  The term of the agreement is for three months with the option for renewal quarterly. Upon execution of the agreement, $7,500 and 250,000 cashless, five-year warrants for the purchase of restricted common stock with an exercise price of $0.30 per share were due within 5 days of execution.  Monthly payments of $7,500 are due for the term of the agreement.  If the Company agrees to renew another quarter, payment in cash and cashless warrants for the purchase of restricted common stock as compensation is required for each quarter.

During the years ended December 31, 2020 and 2019, total stock-based compensation expense amounted to $165,590 and $1,701,316 respectively. As of December 31, 2020, $8,410 of stock was issued but not earned as compensation and is included in prepaid expenses on the consolidated balance sheet.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 12 – RELATED PARTIES

In addition to those transactions discussed in Notes 6 and 8, the Company had the following related party transactions.

During the week of November 20, 2020, during the discounted warrant event whereby accredited investors could exercise their outstanding warrants at 50% of their stated exercise price, several related parties exercised their warrants at a discount.  Paul Sallarulo, a member of our Board of Directors, exercised 2,000,000 warrants originally issued with an exercise price of $0.075 for $75,000 or $0.0375 a share.  Michael V. Barbera, our Chairman of the Board, exercised 1,000,000 warrants originally issued with an exercise price of $0.075 for $37,500 or $0.0375 per share.  An entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, exercised 1,163,201 warrants originally issued with an exercise price of $0.396 for $230,314 or $0.198 per share.  The entity also purchased 11,632 discounted restricted common shares at $0.20 per share for $2,326.

NOTE 13 – SUBSEQUENT EVENTS

On January 4, 2021, the Small Business Administration forgave the promissory note of $123,381 and accrued interest of $825 issued under the Paycheck Protection Program.

On January 11, 2021, 600,000 shares were issued per the two consulting agreements entered on July 9, 2020 and October 16, 2020 for fundraising services. The value of the shares is $174,000 and will be expensed over the renewable three-month term of the agreement.

On January 26, 2021, an accredited investor exercised 1,000,000 warrants for restricted common shares at a strike price of $0.1235 per share in exchange for $123,500.

On January 26, 2021, the Company issued the 200,000 restricted common shares to the accredited investor in exchange for the subscription liability of $40,000 at December 31, 2020.

On February 11, 2021, the Company issued 250,000 unrestricted common shares to an accredited investor in exchange for $50,000.

On February 12, 2021, the Company issued an amended and restated secured convertible promissory note to certain accredited investors in exchange for $1,610,005 bearing an interest rate of 20% per annum and payable in three months.  The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 15,000,000 five-year common stock warrants with an exercise price of $0.20.  The Company shall pay interest on the unconverted and then outstanding principal amount of the note at a rate of 20% per annum at the maturity date of May 12, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal and accrued and unpaid interest balance of the note into shares of common stock, par value $0.001 per share, at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000, however, in no event shall the conversion price ever be less than $0.01 per share. If prior to the maturity date, the Company consummates financing with proceeds of not less than $3,000,000, the noteholders, at their sole discretion, may elect to extend the maturity date by an additional six months such that the maturity date shall then be November 12, 2021.  The amended and restated note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $1,207,504 of the principal amount of this note. The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board. The disinterested members of the Board approved the terms of the note. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.  On February 12, 2021, 11,250,000 of the 15,000,000 warrants were issued to the noteholders.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On February 25, 2021, the Company entered a promissory note agreement with its bank in exchange for $165,747 bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs.  The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years.

On March 29, 2021, an accredited investor purchased 127,128 restricted common shares from the Company in exchange for $23,900.  The shares have not been issued as of the date of the report.

In March of 2021, the Company received the first prototype of its customized next generation pultrusion manufacturing system. This “BasaMaxTM” prototype machine was custom designed to meet specific Basanite requirements and will be patented by Basanite:

•

BasaMaxTM is the first pultrusion manufacturing system designed on a clean sheet specifically to manufacture Basalt fiber rebar (not adapted or compromised from machines originally designed for fiberglass or other types of raw materials)

•

BasaMaxTM is designed in two versions, which offer double the capacity of any competing system within the same footprint: a dual line system (2-lines per machine) for bar sizes 6 and up, and a quad line system (4-lines per machine) for bar sizes 2 though 5

•

BasaMaxTM is designed to operate at a speed up to 15% faster than competing equipment

•

BasaMaxTM is built using heavy-duty, industrial quality, Underwriters Laboratory approved components, that can run continuously

•

BasaMaxTM is designed to be highly efficient, with a much lower power draw than competing systems, further reducing our carbon footprint

•

BasaMaxTM system ovens are designed with new technology and can hold temperatures within +/- 5 degrees Celsius, essential for producing repeatable, high quality, composite products

•

BasaMaxTM adds elements not previously available to enhance the finished product, improve product quality, and to reduce waste

•

BasaMaxTM is modular, with interchangeable modular cabinets designed for increased operational efficiency (modular replacement in well under an hour)

•

BasaMaxTM is automated and can be controlled wirelessly via a tablet

•

BasaMaxTM contains aerospace-level data recording capabilities, exceeding all industrial quality assurance requirements for the concrete and/or construction industries

•

BasaMaxTM monitors its own performance and automatically shuts down if any key operating parameter is exceeded, completely preventing waste

Integration and installation of this new equipment also requires changes and upgrades to our facility, which in turn require significant capital.  However, a number of factors continue to hinder the Company’s ability to attract new capital investment.  Because the Company is currently experiencing a scarcity of working capital on top of the funding needed for the facility upgrades, the Company has temporarily scaled back operations and issued temporary furloughs to certain employees to conserve its cash. No assurances can be given that the Company will be successful in raising future capital.