Form 10-Q
period 2021-03-31
BASANITE, INC.
filed 2021-05-17
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 17, 2021
Common Stock, $0.001 Par Value Per Share	227,013,913

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$355,759	$259,505
Accounts receivable, net	—	1,907
Inventory	535,985	446,575
Prepaid expenses	43,945	40,283
Deposits and other current assets	75,561	75,995
TOTAL CURRENT ASSETS	1,011,250	824,265

Lease right-of-use asset	944,098	1,004,167
Fixed assets, net	1,120,229	1,020,035
	2,064,327	2,024,202

TOTAL ASSETS	$3,075,577	$2,848,467
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$318,152	$249,353
Accrued expenses	104,753	197,350
Accrued legal liability	813,681	809,127
Notes payable	175,275	128,021
Notes payable - convertible, net	—	10,000
Notes payable - convertible - related party, net	1,610,005	1,025,000
Subscription liability	23,900	40,000
Due to stockholder	300,000	—
Lease liability - current portion	280,520	267,289
TOTAL CURRENT LIABILITIES	3,626,286	2,726,140

Lease liability - net of current portion	751,934	826,388
TOTAL LIABILITIES	4,378,220	3,552,528

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 226,886,785 and 224,836,785 shares issued and outstanding, respectively	226,888	224,838
Additional paid-in capital	32,786,061	28,714,488
Accumulated deficit	(34,315,592)	(29,643,387)
TOTAL STOCKHOLDERS' DEFICIT	(1,302,643)	(704,061)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,075,577	$2,848,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	For the three months ended
	March 31,
	2021	2020
Revenue
Products sales - rebar	$4,136	$1,625

Total cost of goods sold	1,316	619

Gross profit	2,820	1,006

OPERATING EXPENSES
Professional fees	113,732	109,858
Payroll, taxes and benefits	254,115	237,431
Consulting	113,250	17,063
General and administrative	583,770	217,953
Total operating expenses	1,064,867	582,305

NET LOSS FROM OPERATIONS	(1,062,047)	(581,299)

OTHER INCOME (EXPENSE)
Gain on settlement of payables	24,485	70,817
Loss on extinguishment of debt	(3,686,123)	—
Loan forgiveness	124,143	—
Interest expense	(72,663)	(50,823)
Total other income (expense)	(3,610,158)	19,994

NET LOSS	$(4,672,205)	$(561,305)

Net loss per share - basic and diluted	$(0.021)	$(0.003)

Weighted average number of shares outstanding - basic and diluted	226,336,785	200,735,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2021	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)

Warrants exercised for cash	—	—	1,000,000	1,000	122,500	—	123,500

Stock-based compensation	—	—	600,000	600	173,400	—	174,000

Stock issued for cash	—	—	450,000	450	89,550	—	90,000

Warrants issued	—	—	—	—	3,686,123	—	3,686,123
Net loss	—	—	—	—	—	(4,672,205)	(4,672,205)

Balance March 31, 2021	—	$—	226,886,785	$226,888	$32,786,061	$(34,315,592)	$(1,302,643)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$(1,027,278)

Net loss	—	—	—	—	—	(561,305)	(561,305)

Balance March 31, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(26,005,361)	$(1,588,583)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	For the three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,672,205)	$(561,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	60,069	51,591
Depreciation	31,709	25,828
Amortization of debt discount	—	16,900
Gain on settlement of payables	(24,485)	—
Loss on extinguishment of debt	3,686,123	—
Loan Forgiveness	(124,143)	—
Stock-based compensation	174,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,662)	(2,783)
Inventory	(89,410)	1,197
Accounts receivable	2,341	—
Other current assets	—	48,086
Accounts payable and accrued expenses	116,071	48,828
Subscription liability	(16,100)	416,667
Lease liability	(61,223)	(52,740)
Net cash used in operating activities	(920,915)	(7,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(131,903)	(59,377)
Net cash used in investing activities	(131,903)	(59,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	90,000	—
Proceeds from warrants exercised for cash	123,500	—
Repayment of convertible notes payable and convertible notes payable related party	(35,000)	(102,500)
Proceeds from notes payable and notes payable related party	175,275	109,541
Proceeds from convertible notes payable and convertible notes payable related party	500,000	50,000
Advances from stockholders	300,000	—
Repayment of notes payable and notes payable related party	(4,703)	(17,244)
Net cash provided by financing activities	1,149,072	39,797

NET INCREASE (DECREASE) IN CASH	96,254	(27,311)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,505	129,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355,759	$101,841

Supplemental cash flow information:
Cash paid for interest	$3,428	$2,753
Forgiveness of Paycheck Protection Program loan and accrued interest	$124,143	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

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

The manufacture of concrete reinforcement products made from continuous basalt fiber creates substantial benefits for the construction industry, including but not limited to, the following:

●	BasaFlex™ never rusts – steel reinforcement products rust, causing time and repair costs down the road;
●	BasaFlex™ is sustainable; with a longer lifecycle – production of our products results in exceptionally low carbon footprint when compared with steel. The lack of corrosion allows the “lifespan” of concrete products to be significantly longer; and
●	BasaFlex™ has a lower final, in place cost – the physical nature of our products relative to steel (4X lighter, easily transportable, “coil-able”, safer and easier to use) reduces the all-in cost of reinforcement when all factors are considered.

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2021 and December 31, 2020, respectively, the Company reported:

●	an accumulated deficit of $34,315,592 and $29,643,387;
●	a working capital deficiency of $2,615,036 and $1,901,875; and
●	cash used in operations of $920,915 and $2,799,499.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company's products; including the general and administrative expenses associated with the organization.

At March 31, 2021, the Company had cash of $355,759 compared to $259,505 at December 31, 2020.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

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

Stock-based compensation and stock awards related to convertible debt instruments are recognized based on the fair value of the awards granted. The fair value of each award or conversion feature is typically estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America, LLC. All intercompany balances have been eliminated in consolidation.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

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

The Company’s inventory at March 31, 2021 and December 31, 2020 was comprised of:

	March 31, 2021	December 31, 2020
	(Unaudited)
Finished goods	$465,688	$305,550
Work in process	32,487	35,286
Raw materials	37,810	105,739
Total inventory	$535,985	$446,575

(E) Fixed assets

Fixed assets consist of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Computer equipment	$15,780	$15,780
Machinery	675,236	667,536
Leasehold improvements	161,579	161,579
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	359,153	234,950
Total fixed assets	1,292,810	1,160,907
Accumulated depreciation	(172,581)	(140,872)
Total fixed assets, net	$1,120,229	$1,020,035

Depreciation expense for the three months ended March 31, 2021 and 2020 was $31,709 and $25,828, respectively.

(F) Deposits and other current assets

The Company’s deposits and other current assets consist of the deposits made on equipment, security deposits, utility deposits and other receivables. The deposits are reclassified as part of the fixed asset cost when received and placed into service.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(G) Loss Per Share

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

The following are potentially dilutive shares not included in the loss per share computation:

	March 31, 2021	December 31, 2020
	(Unaudited)
Options	4,502,500	4,542,500
Warrants	52,920,378	38,920,378
Convertible shares	165,114,331	112,233,406
	222,537,209	155,696,284

(H) Stock-Based Compensation

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

The Company entered into a consulting agreement on July 9, 2020 for services in exchange for restricted common stock as compensation for the consulting services. The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, 600,000 shares were due within 5 days of execution. The execution date fair value of the shares was $0.29 per share or $174,000. If the Company agrees to renew each quarter, an additional 350,000 shares are to be issued per quarter. On January 9, 2021, the Company agreed to renew another quarter and issued 350,000 restricted common shares. The execution date fair value of the shares was $0.29 per share or $101,500.

The Company entered into a consulting agreement on October 13, 2020 for services in exchange for restricted common stock as compensation for the consulting services. The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, no shares were due to be issued. If the Company agrees to renew each quarter, 250,000 shares are to be issued per quarter. On January 9, 2021, the Company agreed to renew another quarter and issued 250,000 restricted common shares. The execution date fair value of the shares was $0.29 per share or $72,500.

The Company recognized $165,010 in stock-based compensation as of March 31, 2021. As of March 31, 2021, $17,400 of stock was issued for the consulting agreements but not earned as compensation and is included in prepaid expenses on the condensed consolidated balance sheet.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results, except as disclosed.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 70-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s instruments by removing major separation models required under current accounting principles generally accepted in the United States of America (“U.S. GAAP”). ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 12, 2023. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year. The standard was adopted on January 1, 2021. By no longer recording embedded conversion features separately from the convertible debt instrument, and instead as a single liability, the Company’s financial statements will reflect a more simplified view of convertible debt instruments and cash interest expense that is more relevant than an imputed interest expense that results from the separation of conversion features previously required by U.S. GAAP. There was no material effect on the Company's condensed consolidated financial statements as of March 31, 2021.

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

The right-of-use asset is composed of the sum of all remaining lease payments plus any initial direct cost and is amortized over the life of the expected lease term. For the expected term of the lease, the Company used the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement.

The future minimum lease payments to be made under the operating lease as of March 31, 2021 are:

2021	$313,558
2022	427,484
2023	440,308
2024	110,884
Total minimum lease payments	1,292,234
Discount	(259,780)
Operating lease liability	$1,032,454

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 4 – OPERATING LEASE (CONTINUED)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2021, the weighted-average remaining lease term is 3 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended March 31, 2021 and 2020, the Company expensed $106,919 and $107,589, respectively, for rent.

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $0 and $10,000 at March 31, 2021 and December 31, 2020, respectively.

On August 3, 2020, the Company issued an unsecured convertible promissory note to an investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in six months. The note included provisions which allowed the holder to convert the unpaid principal balance of the note into restricted common stock, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 provided, however, in no event shall the conversion price ever be less than $0.01 per share. On February 16, 2021, the $10,000 note was paid along with accrued interest in the amount of $1,007.

Interest expense for the Company’s convertible notes payable was $161 and $22,906 for the three months ended March 31, 2021 and March 31, 2020, respectively. Accrued interest for the Company’s convertible notes payable at March 31, 2021 and December 31, 2020 was $0 and $760, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $1,610,005 and $1,025,000 at March 31, 2021 and December 31, 2020, respectively.

On August 3, 2020, the Company issued an unsecured convertible promissory note to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000 bearing an interest rate of 18% per annum and payable in six months. The note included provisions which allowed the holder to convert the unpaid principal balance of the note into restricted common stock, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 provided, however, in no event shall the conversion price ever be less than $0.01 per share. On February 16, 2021, the $25,000 note was paid along with accrued interest in the amount of $2,302.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY (CONTINUED)

On August 3, 2020, the Company issued a secured convertible promissory note to certain investors in exchange for $1,000,000 bearing an interest rate of 20% per annum and payable in six months. The holder may convert the unpaid principal balance of the note into restricted common stock, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 provided, however, in no event shall the conversion price ever be less than $0.01 per share. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust was created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco Sr., one of the members of the Company’s Board of Directors and is maintained by an independent trustee. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust. On February 12, 2021, the Company exchanged the original debt for the newly issued an amended and restated secured convertible promissory note to certain investors with a new principal balance of $1,610,005 bearing an interest rate of 20% per annum and fully payable in three months. This was accounted for as debt extinguishment and the new promissory note was recorded at fair value in accordance with ASC 470 “Debt”. The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 15,000,000 five-year common stock warrants with an exercise price of $0.20. The issuance of the warrants for the extension generated a loss on extinguishment of $3,686,136 for the fair value of the warrants issued. If prior to the maturity date, the Company consummates financing with proceeds of not less than $3,000,000, the noteholders, at their sole discretion, may elect to extend the maturity date by an additional six months such that the maturity date shall then be November 12, 2021. On May 12, 2021, the Company extended the debt and newly issued an amended and restated secured convertible promissory note to certain investors with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable in nine months. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 7,500,000 five-year common stock warrants with an exercise price of $0.35.

Interest expense for the Company’s convertible notes payable – related parties was $66,916 and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively. Accrued interest for the Company’s convertible notes payable – related parties at March 31, 2021 and December 31, 2020 was $41,184 and $86,574, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

Notes payable totaled $175,275 and $128,021 at March 31, 2021 and December 31, 2020, respectively.

On March 30, 2021, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financing has an interest rate of 9.636% and lasts through March 2022. The balance as of March 31, 2021 was $9,528.

Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, the Company considered furloughing or eliminating employees and taking other measures to reduce operating costs until there is more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business. On May 1, 2020, the Company entered a promissory note agreement with its bank in exchange for $123,318 bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the CARES Act after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. On January 4, 2021, the Small Business Administration forgave the promissory note of $123,318 and accrued interest of $825 issued under the Paycheck Protection Program.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 7 – NOTES PAYABLE (CONTINUED)

On February 25, 2021, the Company entered a promissory note agreement with its bank in exchange for $165,747 bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the SBA. The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years.

Interest expense for the Company’s notes payable was $376 and $2,323 for the three months ended March 31, 2021 and March 31, 2020, respectively. Accrued interest for the Company’s notes payable at March 31, 2021 and December 31, 2020 was $159 and $0, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

CR Business Consultants, Inc.

On October 22, 2020, the Company entered into an Exclusive Supplier Agreement with CR Business Consultants, Inc. (“CRBC”). CRBC agreed to utilize the Company as its exclusive supplier for all Basanite products, and the Company has granted CRBC exclusive distribution rights of the Company’s products in the Republic of Costa Rica and the and Republic of Panama. CRBC also has non-exclusive distribution rights in the Republic of El Salvador; Belize; the Republic of Guatemala; the Republic of Honduras; and the Republic of Nicaragua; Argentina, Plurinational State of Bolivia, Federative Republic of Brazil, Republic of Chile, Republic of Colombia, Republic of Ecuador, Cooperative Republic of Guyana, Republic of Paraguay, Republic of Peru, Republic of Suriname, Oriental Republic of Uruguay, Bolivarian Republic of Venezuela, and a part of France, French Guiana; and the Kingdom of the Netherlands; the Falkland; and the Republic of Trinidad and Tobago. Furthermore, CRBC can introduce additional customers to Basanite from other territories with no geographic restrictions.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%. The accrued interest on the judgement at March 31, 2021 and December 31, 2020 is $109,815 and $105,260, respectively.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company filed and has pending an amended counterclaim for breach of contract, fraud and civil conspiracy against Raw Energy affiliates, including Don Smith, Elina Jenkins, Global Energy Sciences, LLC, Yellow Turtle Design, LLC, as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig. The nature of the dispute is based on representations (or misrepresentations) the Company alleges were made to it, as well as breaches of the terms of a licensing agreement, related consulting and other agreements, and failures and refusals of plaintiff and Don Smith related entities to deliver equipment/machinery and goods paid for by the Company or its affiliates. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, and the purported and promised trade secrets and intellectual property were essentially non-existent, the Company and Plaintiff agree to an order terminating that license agreement, which resulted in the agreed order dated January 28, 2019.

A mediation was scheduled on March 4, 2021 which resulted in an impasse. Negotiations were continued, and on April 14, 2021, Basanite, Inc. entered into a settlement and release agreement with RAW, LLC (“RAW”), Donald R. Smith, YellowTurtle Design LLC (“YellowTurtle”) and Elina B. Jenkins among others. The settlement agreement provides for, among other things, the following: (i) a dismissal of the legal action as to the above-referenced parties and their owners, agents, affiliated companies, successors and assigns, having Case Number 18-020596 (21) in the Seventeenth Judicial Circuit Court in and for Broward County, Florida (the “Litigation”) upon the Company’s timely purchase of the shares as set forth in the next paragraph below and (ii) mutual general releases for the above-referenced parties relating to the Litigation upon the Company’s timely purchase of the shares as set forth in the next paragraph below.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Simultaneously with the execution of the settlement agreement settling the litigation in full and release of all claims among the parties, the Company entered into stock purchase agreements with both RAW and YellowTurtle to repurchase the 10,000,000 shares of the Company’s common stock held by RAW for $1,212,121 and the 6,500,000 shares of the Company’s common stock held by YellowTurtle for $787,879, or an aggregate purchase price of $2,000,000. If the purchase price is not paid on or before May 17, 2021, the purchase agreements and settlement agreement between the parties hereto shall become null and void, while RAW and YellowTurtle shall retain all of their above-referenced shares of common stock in the Company. On May 17, 2021, the settlement shares were purchased by a group of related and non-related investors which resulted in the closing of this legal action.

To our knowledge, we are not currently subject to any legal proceedings.

NOTE 9 – STOCKHOLDERS’ DEFICIT

On January 11, 2021, 600,000 shares were issued per the two consulting agreements entered on July 9, 2020 and October 16, 2020 for fundraising services. The value of the shares for both agreements is $174,000 and will be expensed over the renewable three-month term of the agreement.

On January 26, 2021, an investor exercised 1,000,000 warrants for restricted common shares at a strike price of $0.1235 per share in exchange for $123,500.

On January 26, 2021, the Company issued the 200,000 restricted common shares to the investor in exchange for the funds received and recorded as a subscription liability of $40,000 at December 31, 2020.

On February 11, 2021, the Company issued 250,000 unrestricted common shares to an investor in exchange for $50,000.

On February 12, 2021, upon the debt extinguishment and issuance of the amended note of $1,610,005, warrants were issued as compensation for the extension and a loss on extinguishment was generated in the amount of $3,686,123 for the fair value of the warrants.

On March 29, 2021, an investor purchased 127,128 restricted common shares from the Company in exchange for $23,900. The restricted common stock had not been issued as of March 31, 2021 and therefore, is represented as a subscription liability.

NOTE 10 – OPTIONS AND WARRANTS

Stock Options:

The following table summarizes all option grants outstanding to consultants, directors and employees as of March 31, 2021 and December 31, 2020 and the related changes during these periods are presented below.

	March 31, 2021	December 31, 2020
Options outstanding and exercisable	4,502,500	4,542,500
Weighted-average exercise price	$0.41	$0.41
Aggregate intrinsic value	$—	118,148
Weighted-average remaining contractual term (years)	3.37	3.86

The Company uses the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the three months ended March 31, 2021, 40,000 options were cancelled upon expiration.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 10 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants:

The following table summarizes all warrant grants outstanding to consultants, directors and employees as well as investors as of March 31, 2021 and December 31, 2020 and the related changes during these periods are presented below.

	March 31, 2021	December 31, 2020
Warrants outstanding and exercisable	52,920,378	38,920,378
Weighted-average exercise price	$0.26	$0.27
Aggregate intrinsic value	$2,095,500	$2,973,660
Weighted-average remaining contractual term (years)	3.65	3.37

During the three months ended March 31, 2021, 15,000,000 five-year warrants were issued. During the three months ended March 31, 2021, 1,000,000 warrants were exercised.

During the three months ended March 31, 2021 and 2020, total stock-based compensation expense amounted to $165,010 and $0, respectively.

NOTE 11 – RELATED PARTIES

In addition to those transactions discussed in Note 6, the Company had the following related party transactions.

Receipt of $300,000 for the future issuance of notes payable - related parties, represented as due to stockholders on the condensed consolidated statement of cash flows and detailed in Note 12 – Subsequent Events.

NOTE 12 – SUBSEQUENT EVENTS

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable in one year. The company also issued 2,000,000 common stock purchase warrants at an exercise price of $0.20 per share expiring in 5 years.

On April 2, 2021, the Company issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable in one year. The company also issued 1,500,000 common stock purchase warrants at an exercise price of $0.20 per share expiring in 5 years.

On April 2, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable in one year. The company also issued 1,500,000 common stock purchase warrants at an exercise price of $0.20 per share expiring in 5 years.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable in one year. The company also issued 500,000 common stock purchase warrants at an exercise price of $0.20 per share expiring in 5 years.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable in one year. The company also issued 250,000 common stock purchase warrants at an exercise price of $0.25 per share expiring in 5 years.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable in one year. The company also issued 200,000 common stock purchase warrants at an exercise price of $0.25 per share expiring in 5 years.

On April 20,2021, an investor purchased 45,662 restricted common shares from the Company in exchange for $10,000. The shares have not been issued as of the date of this report.

On May 12, 2021, the Company extended an existing debt and newly issued a second amended and restated secured convertible promissory note to certain investors with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable in nine months. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 7,500,000 five-year common stock warrants with an exercise price of $0.35.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2021 and 2020, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2020 and filed with the SEC on March 31, 2021.

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

The manufacture of concrete reinforcement products made from continuous basalt fiber creates substantial benefits for the construction industry, including but not limited to, the following:

●	BasaFlex™ never rusts – steel reinforcement products rust, causing time and repair costs down the road;
●	BasaFlex™ is sustainable; with a longer lifecycle – production of our products results in exceptionally low carbon footprint when compared with steel. The lack of corrosion allows the “lifespan” of concrete products to be significantly longer; and
●	BasaFlex™ has a lower final, in place cost – the physical nature of our products relative to steel (4X lighter, easily transportable, “coil-able”, safer and easier to use) reduces the all-in cost of reinforcement when all factors are considered.

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

In the middle of August of 2020, Basanite began initial manufacturing operations and commenced the manufacture of its initial stock of inventory of BasaFlex™, its proprietary basalt FRP. Also, during this timeframe, the Company filled key positions within its production facility and reached its primary goal of scaling to full capacity single shift operations. Basanite has begun selling across its complete product line and is currently working on securing larger orders for next year. The Company has also been preparing multiple test articles for customers who are now conducting testing for specific applications. Based on market demand, and subject to success in its fundraising efforts, Basanite is now working towards beginning two shift operations during the second quarter of 2021.

Management has also been recruiting key positions in the Company, focused initially on product development; driving sales growth; and expanding the Company’s market presence. Our hiring focused on key areas of excellence, including quality assurance; operations and other technical resources; engineering; and sales and marketing. Basanite has completed its initial hiring plan of recruiting and hiring the following key personnel for leadership positions, with over 140 years of industry experience combined:

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

Basanite continues to receive multiple inquiries from a range of customers for its products, indicating very high levels of market interest for BasaFlex™. A significant number of these inquiries are for very large potential orders for new, multi-year construction projects. Based on our current manufacturing capacity, a number of these orders exceed our capability to deliver within the customer’s requested timeframe, and largely because of this, there is no guarantee that these orders will actually be received. To satisfy the high level of market interest, in particular with these larger customers, Basanite is planning to accelerate the expansion of the Pompano Beach facility. Our initial goal is to expand to 5 times our current capacity by Q3 of 2021, and ultimately to 7+ times our current capacity by the beginning of 2022. To accomplish this goal, Basanite has developed customized pultrusion equipment with significantly increased capacity in the same footprint as our current equipment. The brand-new technology system, name BasaMax™, has been specifically designed for the manufacture of BasaFlex™ using Basanite’s patent pending process. Two versions of this equipment have been designed, and these will not only offer double the capacity of our current equipment (per machine), but also each machine will run significantly faster. A prototype is currently undergoing preliminary testing in Pompano Beach. Based on a successful trial, Basanite is planning a two-phase plant expansion, eventually including 10 of these new machines. Our goal, subject to a successful raise of the needed funding, is to have this equipment installed and be fully operational in Q4 of 2021, and to reach our targeted capacity level by the summer of 2022.

In February 2021, the term of the existing $1 million loan provided by an entity related to one of the Board of Directors and one outsider was extended, and the amount of the loan increased to approximately $1.6 million. In May 2021, the term of the loan was extended once again, and the amount of the loan increased to approximately $1.7 million. However, a number of factors continue to hinder the Company's ability to attract new capital investment. Because the Company is currently experiencing a scarcity of working capital on top of funding needed for facility upgrades, the Company has temporarily scaled back operations and issued temporary furloughs to certain employees to conserve its cash. No assurances can be given that the Company will be successful in raising future capital.

Results of Operations

Revenue – The Company had $4,136 of revenues as a result of sales of finished goods sold for the three months ended March 31, 2021 compared to $1,625 for the same period in the prior year. Revenues have been minimal as a result of the Company’s focus on the scaling of production and inventory.

Cost of goods sold – During the three months ended Mach 31, 2021, the Company had cost of sales of $1,316 compared to $619 in the same period in the prior year. For the three months ended March 31, 2021, the Company had a gross margin from operations in the amount of $2,820 compared to a gross margin in the amount of $1,006 in the same period of the prior year. The Company has small margins as they sold existing inventory while preparing for the scaling the manufacture of BasaFlex™.

Operating Expenses

Professional fees – During the three months ended March 31, 2021, professional fees were $113,732 compared to $109,858 for the same period in the prior year. The Company has increased fees as it relates to legal fees with the ongoing litigation, and new supplier and consulting agreements as it tries to secure relationships in the industry.

Payroll and payroll taxes – During the three months ended March 31, 2021, payroll and payroll taxes were $254,115 compared to $237,431 for the same period in the prior year.

Consulting – During the three months ended March 31, 2021, consulting fees were $113,250 compared to $17,063 in the prior year. The increase is due to additional consulting agreements: our CEO is currently compensated as a consultant; the previous CEO was compensated as an employee; and the Company has hired a capital markets consultant to assist in financial planning and fundraising.

General and administrative – During the three months ended March 31, 2021, general and administrative expenses were $583,770 compared to $217,953 for the same period in the prior year. The increase is largely due to an increase in stock-based compensation expense, as well as an increase in overall general and administrative costs, including but not limited to, supplies, computer and internet, travel, and other overhead costs.

Other Income

Gain on settlement of payable - During the three months ended March 31, 2021, the Company had a gain of $24,485 compared to $70,817 for the same period in the prior year. The decrease in the current year is largely due to the writing off of fewer payables that had exceeded their statute of limitations for collection.

Loan forgiveness - During the three months ended March 31, 2021, the Company had forgiveness of $124,143 compared to $0 for the same period in the prior year. The increase is due to the full forgiveness of the promissory note issued by the Small Business Administration under the Paycheck Protection Program (“PPP”) on May 1, 2020. Forgiveness of the note consisted of $123,318 in principal and $825 in accrued interest.

Other Expenses

Loss on Extinguishment of Debt - During the three months ended March 31, 2021, the Company had a loss of $3,686,123 compared to $0 for the same period in the prior year.  For more information about the transaction refer to footnote 6 of the financial statements included in this Form 10-Q.

Interest expense - During the three months ended March 31, 2021, interest expense was $72,663 compared to $50,823 for the same period in the prior year. The increase is due to the overall increase of debt and the increase in interest rates.

Liquidity and Capital Resources

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2021, the Company had an accumulated deficit of $4,315,592. The Company has incurred general and administrative expenses associated with its product development and compliance while concurrently setting up the facility, beginning operations, and developing its business. The Company also continues incurring legal fees arising from ongoing litigation. We expect operating losses to continue in the short term and require additional financing for continued support of our BFRP manufacturing business until the Company can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. We will continue our fundraising efforts until we have obtained positive cash flow to cover our expenses. No assurances can be given that the Company will be successful in raising future capital.

At March 31, 2021, the Company had cash of $355,759 compared to $259,505 at December 31, 2020.

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

The coronavirus (“COVID-19”) that surfaced in December 2019 and spread throughout the world resulted in Basanite undergoing a 2-month operational shutdown early in the second quarter of 2019, with normal business operations resuming in June. A second coronavirus related event occurred in early February 2021, when two employees tested positive for coronavirus and the Company became concerned they had potentially exposed the others. Out of an abundance of caution, the Company temporarily shut down operations for one week and entered a 10-day quarantine period (during this time certain key employees remained active, working from home). The Company strictly followed CDC guidelines for required quarantining period and testing of all employees before re-opening. That being said, since the beginning of October 2020, COVID-19 has not materially impacted our operations or those of our third-party partners. However, the continued spread and variants of the virus could negatively impact the manufacturing, supply, distribution and sale of our products and our financial results in the future. The extent to which the coronavirus may impact our operations or those of our third-party partners will depend on future developments, which are uncertain and cannot be predicted with confidence.

Cash Flows

Net cash used in operating activities amounted to $920,915 and $7,731 for the three months ended March 31, 2021 and 2020, respectively. In the current period a loss was recorded related to the issuance of warrants at fair value issued as compensation for the extension of the maturity date of an amended note.

During the three months ended March 31, 2021, net cash used for investing activities were $131,903 compared to $59,377 for the same period in the prior year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMaxTM prototype pultrusion machine.

During the three months ended March 31, 2021, we had $1,149,072 net cash provided by financing activities. Proceeds of $213,500 from the sale of stock to investors and related parties for 2,050,000 restricted common shares issued; borrowing of $675,275 from the issuance of convertible and short-term notes payable, including from related parties; receipt of $300,000 for the future issuance of notes payable, including from related parties, represented as due to stockholders on the condensed consolidated statement of cash flows; less $35,000 from full repayment of a multiple convertible notes; less $4,703 of full repayment of notes payable.

We do not believe that our cash on hand as of March 31, 2021 will be sufficient to fund our current working capital requirements as we try to develop our fiber reinforced polymer rebar manufacturing business. We entered into promissory notes and issued restricted common shares in an effort to raise additional working capital. See Note 13 – Subsequent Events in the accompanying condensed consolidated financial statements for more details. We will continue working towards securing more working capital. However, there is no assurance that we will be successful in securing working capital or, if we are, that the terms will be beneficial to our shareholders.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through March 31, 2020.

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

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%. The accrued interest on the judgement at March 31, 2021 is $109,815.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018 adding Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company filed and has pending an amended counterclaim for breach of contract, fraud and civil conspiracy against Raw Energy affiliates, including Don Smith, Elina Jenkins, Global Energy Sciences, LLC, Yellow Turtle Design, LLC, as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig. The nature of the dispute is based on representations (or misrepresentations) the Company alleges were made to it, as well as breaches of the terms of a licensing agreement, related consulting and other agreements, and failures and refusals of plaintiff and Don Smith related entities to deliver equipment/machinery and goods paid for by the Company or its affiliates. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, and the purported and promised trade secrets and intellectual property were essentially non-existent, the Company and Plaintiff agree to an order terminating that license agreement, which resulted in the agreed order dated January 28, 2019.

A mediation was scheduled on March 4, 2021 which resulted in an impasse. Negotiations were continued, and on April 14, 2021, Basanite, Inc. entered into a settlement and release agreement with RAW, LLC (“RAW”), Donald R. Smith, YellowTurtle Design LLC (“YellowTurtle”) and Elina B. Jenkins among others. The settlement agreement provides for, among other things, the following: (i) a dismissal of the legal action as to the above-referenced parties and their owners, agents, affiliated companies, successors and assigns, having Case Number 18-020596 (21) in the Seventeenth Judicial Circuit Court in and for Broward County, Florida (the “Litigation”) upon the Company’s timely purchase of the shares as set forth in the next paragraph below and (ii) mutual general releases for the above-referenced parties relating to the Litigation upon the Company’s timely purchase of the shares as set forth in the next paragraph below.

Simultaneously with the execution of the settlement agreement settling the litigation in full and release of all claims among the parties, the Company entered into stock purchase agreements with both RAW and YellowTurtle to repurchase the 10,000,000 shares of the Company’s common stock held by RAW for $1,212,121 and the 6,500,000 shares of the Company’s common stock held by YellowTurtle for $787,879, or an aggregate purchase price of $2,000,000. If the purchase price is not paid on or before May 17, 2021, the purchase agreements and settlement agreement between the parties hereto shall become null and void, while RAW and YellowTurtle shall retain all of their above-referenced shares of common stock in the Company. On May 17, 2021, the settlement shares were purchased by a group of related and non-related investors which resulted in the closing of this legal action.

The foregoing description of the settlement agreement and purchase agreements do not purport to be complete and are qualified in their entirety by reference to the settlement agreement and purchase agreements, which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Report on Form 8-K filed April 19, 2021.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2021 (the “Issuance Date”), the Company entered into an Amended and Restated 20% Secured Convertible Promissory Note (the “Restated Promissory Note”) with certain accredited investors (the “Holders”) for an aggregate of $1,610,004.54 in principal amount which cancelled and restated in its entirety the 20% Secured Convertible Promissory Note entered into by the Company and the same Holders on August 3, 2020 and is more fully described in Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020 (the “Original Promissory Note”).  On the Issuance Date, the Holders advanced the Company an additional $500,000 pursuant to the terms and conditions of the Restated Promissory Note (the “Additional Advance”).  Additionally, the accrued but unpaid interest through February 11, 2021 under the Original Promissory Note in the amount of $110,004.54 was added to the principal amount of the Restated Promissory Note The Restated Promissory Note has a maturity date of May 12, 2021 (the “Maturity Date”) and will continue to have an interest rate of 20% per annum.  Interest will be payable in cash at the Maturity Date.  If, prior to the Maturity Date, the Company consummates an equity financing, revenue sharing transaction, joint venture, or other similar type transaction (including any combination and/or multiple transactions  thereof) with total cash proceeds to the Company of not less than $3,000,000, the Agent (as defined below), at its sole discretion and by providing written notice to the Company, may elect to extend the Maturity Date of this Note by an additional six months such that the Maturity Date shall then be November 12, 2021. In connection with the issuance of the Restated Promissory Note and in consideration of the Additional Advance and the extension of the Maturity Date under the Original Promissory Note, on February 12, 2021 the Company issued to the Holders, on a pro rata basis, Common Stock Warrants to purchase up to an aggregate of 15,000,000 shares of the Company’s Common Stock at a per share exercise price of $0.20 (the “Warrants”).   Pursuant to the terms of the Restated Promissory Note, The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee will serve as the agent for the benefit of the Holders (the “Agent”). The Agent is a trust created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco (“Mr. LoRicco”), one of the members of the Company’s Board of Directors (the “Board”) and is maintained by an independent trustee.  The Agent is the Holder of $1,207,503.40 of the principal amount of the Restated Promissory Note and the Holder of 11,250,000 of the Warrants.  The disinterested members of the Board approved the terms of the Restated Promissory Note.  Mr. LoRicco does not have voting or investment control of or power over the Agent but is an anticipated, partial beneficiary of the Agent.

On January 11, 2021, 600,000 shares were issued per the two consulting agreements entered on July 9, 2020 and October 16, 2020 for fundraising services.

On January 26, 2021, an investor exercised 1,000,000 warrants for restricted common shares at a strike price of $0.1235 per share in exchange for $123,500.

On January 26, 2021, the Company issued the 200,000 restricted common shares to the investor in exchange for the funds received and recorded as a subscription liability of $40,000 at December 31, 2020.

On February 11, 2021, the Company issued 250,000 unrestricted common shares to an investor in exchange for $50,000.

On February 12, 2021, upon the debt extinguishment and issuance of the amended note of $1,610,005, warrants were issued as compensation for the extension and a loss on extinguishment was generated in the amount of $3,686,123 for the fair value of the warrants.

On March 29, 2021, an investor purchased 127,128 restricted common shares from the Company in exchange for $23,900.

All of the shares issued and sold described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
4.1	Form of Common Stock Warrant (relating to Amended and Restated 20% Secured Convertible Promissory Note)	Form 8-K	2/19/2021	4.1
4.2	Form of Common Stock Warrant (relating to Second Amended and Restated 20% Secured Convertible Promissory Note)				Filed
10.1	Amended and Restated 20% Secured Convertible Promissory Note	Form 8-K	2/19/2021	10.1
10.2	Second Amended and Restated 20% Secured Convertible Promissory Note				Filed
10.3	Form of Security Agreement (relating to Amended and Restated 20% Secured Convertible Promissory Note and Second Amended and Restated 20% Secured Convertible Promissory Note)	Form 8-K	8/10/2020	10.2
10.4	Settlement and Release Agreement, dated April 14, 2021, between Basanite, Inc., RAW LLC, YellowTurtle Design LLC and others	Form 8-K	4/19/2021	10.1
10.5	Stock Purchase Agreement , dated April 14, 2021, between Basanite, Inc. and RAW LLC	Form 8-K	4/19/2021	10.2
10.6	Stock Purchase Agreement , dated April 14, 2021, between Basanite, Inc. and YellowTurtle Design LLC	Form 8-K	4/19/2021	10.3
31.1	Certification of Interim Acting Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
32.1	Certification of Interim Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101	XBRL Interactive Data File				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2021

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Interim Acting Chief Executive Officer

/s/ Simon R. Kay
Simon R. Kay
Principal Financial Officer

