Form 10-Q
period 2021-06-30
BASANITE, INC.
filed 2021-08-23
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 21, 2021
Common Stock, $0.001 par value per share	248,520,598

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020,
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$77,400	$259,505
Accounts receivable, net	8,509	1,907
Inventory	678,159	446,575
Prepaid expenses	129,915	40,283
Deposits and other current assets	278,323	75,995
TOTAL CURRENT ASSETS	1,172,306	824,265

Lease right-of-use asset	881,666	1,004,167
Fixed assets, net	1,226,440	1,020,035
Total Long-Term Assets	2,108,106	2,024,202

TOTAL ASSETS	$3,280,412	$2,848,467
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$358,916	$249,353
Accrued expenses	136,950	197,350
Accrued legal liability	503,286	809,127
Notes payable	787,412	128,021
Notes payable – related party	300,000	—
Notes payables - convertible, net	—	10,000
Notes payable - convertible - related party, net	1,689,746	1,025,000
Subscription liability	—	40,000
Lease liability - current portion	209,034	267,289
TOTAL CURRENT LIABILITIES	3,985,344	2,726,140

Lease liability - net of current portion	756,793	826,388
TOTAL LIABILITIES	4,742,137	3,552,528

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 228,522,454 and 224,836,785 shares issued and outstanding, respectively	228,523	224,838
Additional paid-in capital	36,943,818	28,714,488
Accumulated deficit	(38,634,066)	(29,643,387)
TOTAL STOCKHOLDERS' DEFICIT	(1,461,725)	(704,061)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,280,412	$2,848,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2021, AND 2020

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Products Sales - Rebar	$15,549	$593	$19,685	$2,218

Total cost of goods sold	19,493	1,603	20,809	2,222

Gross loss	(3,944)	(1,010)	(1,124)	(4)

OPERATING EXPENSES
Professional fees	79,355	53,016	193,087	162,874
Payroll, taxes and benefits	300,683	162,455	554,798	399,886
Consulting	117,375	81,875	230,625	98,938
General and administrative	950,167	283,034	1,533,937	500,987
Total operating expenses	1,469,755	580,380	2,534,622	1,162,685

NET LOSS FROM OPERATIONS	(1,451,524)	(581,390)	(2,513,571)	(1,162,689)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	320,037	—	344,522	—
Miscellaneous income	3,116	—	3,116	70,817
Loss (gain) on extinguishment of debt	(3,056,892)	980	(6,743,015)	980
Loan forgiveness	—	—	124,143	—
Interest expense	(133,211)	(201,007)	(205,874)	(251,830)
Total other income (expense)	(2,866,950)	(200,027)	(6,477,108)	(180,033)

NET LOSS	(4,318,474)	(781,417)	(8,990,679)	(1,342,722)

Net loss per share – basic and diluted	(0.019)	(0.003)	(0.039)	(0.007)

Weighted average number of shares outstanding - basic and diluted	227,837,337	234,917,946	227,115,792	205,202,856

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$(1,027,278)

Net loss	—	—	—	—	—	(561,305)	(561,305)

Balance March 31, 2020	—	—	200,735,730	200,736	24,216,042	(26,005,361)	(1,588,583)

Stock issued for cash	—	—	6,040,614	6,041	610,626	—	616,667

Return of shares issued as loan committee fee	—	—	(1,300,000)	(1,300)	(128,700)	—	(130,000)

Convertible debt and debt discount	—	—	3,125,201	3,125	761,932	—	765,057

Net loss	—	—	—	—	—	(781,417)	(781,417)

Balance June 30, 2020	—	$—	208,601,545	$208,602	$25,459,900	$(26,786,778)	$(1,118,276)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2021	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)

Warrants exercised for cash	—	—	1,000,000	1,000	122,500	—	123,500

Stock-based compensation	—	—	600,000	600	173,400	—	174,000

Stocks issued for cash	—	—	450,00	450	89,550	—	90,000

Warrants issued with Debt	—	—	—	—	3,686,123	—	3,686,123

Net loss	—	—	—	—	—	(4,672,205)	(4,672,205)

Balance March 31, 2021	—	—	226,886,785	226,888	32,786,061	(34,315,592)	(1,302,643)

Stock issued for cash	—	—	735,669	735	241,041	—	241,776

Stock-Based Compensation	—	—	900,000	900	554,625	—	555,525

Warrant Issued with Debt	—	—	—	—	3,362,091	—	3,362,091

Net loss	—	—	—	—	—	(4,318,474)	(4,318,474)

Balance June 30, 2021	—	$—	228,522,454	$228,523	$36,943,818	$(38,634,066)	$(1,461,725)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021, AND 2020

(UNAUDITED)

	For the six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,990,679)	$(1,342,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	122,501	105,184
Depreciation	63,925	55,774
Amortization of debt discount	—	186,237
Gain on settlement of legal contingency	(344,522)	—
Loss (gain) on extinguishment of debt	6,743,015	(980)
Loan forgiveness	(124,143)	—
Stock-based compensation	729,525	—
Changes in operating assets and liabilities:
Prepaid expenses	(89,632)	(33,252)
Inventory	(231,584)	15,639
Accounts receivable	(208,930)	—
Other current assets	—	47,888
Accounts payable and accrued expenses	(203,873)	33,339
Subscription liability	(40,000)	—
Lease liability	(127,850)	(107,487)
Net cash used in operating activities	(2,294,501)	(1,040,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(270,330)	(59,377)
Net cash used in investing activities	(270,330)	(59,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	331,776	616,667
Proceeds from warrants exercised for cash	123,500	—
Repayment of convertible notes payable and convertible notes payable related party	(35,000)	(348,000)
Proceeds from notes payable and notes payable related party	1,391,194	266,727
Proceeds from convertible notes payable and convertible notes payable related party	579,741	585,000
Repayment of notes payable and notes payable related party	(8,485)	(33,306)
Net cash provided by financing activities	2,382,726	1,087,088

NET INCREASE (DECREASE) IN CASH	(182,105)	(12,669)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,505	129,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,400	$116,483

Supplemental cash flow information:
Cash paid for interest	$4,016	$34,747
Forgiveness of Paycheck Protection Program loan and accrued interest	124,143	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2021, AND 2020

(UNAUDITED)

	For the six months ended
	June 30,
	2021	2020
Supplemental disclosure of non cash investing and financing activities:
Return of loan commitment shares	$—	$(130,000)
Issuance of warrants for services	64,045	—
Recording of debt discount on convertible notes	—	685,000
Conversion of convertible notes payable into common stock	—	80,057
Conversion of note payable in exchange for warrants	305,199	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Description of Business

Basanite, Inc., a Nevada corporation (the “Company”, “Basanite”, “we”, “us”, “our” or similar terminology), through our wholly owned subsidiary, Basanite Industries, LLC, a Delaware limited liability company (“BI”), manufactures a range of “green” (environmentally friendly), sustainable, non-corrosive, lightweight, composite products used in concrete reinforcement by the construction industry. Our core product is BasaFlex™, a basalt fiber reinforced polymer reinforcing bar (“rebar”) which we believe is a stronger, lighter, sustainable, non-conductive and corrosion-proof alternative to traditional steel.

Our two other main product lines are BasaMix™, which are fine denier basalt fibers available in various chopped sizes, and BasaMesh™, a line of Basalt Geogrid Mesh Rolls, intended to replace welded wire mesh (made of steel) and other fiber reinforced polymer (“FRB”) grids and mesh.

BasaMix™ is designed to help absorb the stresses associated with early-aged plastic shrinkage and settlement cracking in concrete, as well as providing an increased toughness for enhanced reinforcement in Slab on Grade (SOG) and precast elements. BasaMix™ also serves in a “system approach” for optimum performance of a concrete element when used in conjunction with our BasaFlex™ rebar.

BasaMesh™ is designed for secondary and temperature shrinkage reinforcement. BasaMesh™ can also work in conjunction with the BasaFlex™ rebar or BasaMix™ for a total reinforcement program.

Each of our products is specifically designed to extend the lifecycle of concrete products by eliminating “concrete spalling.” Spalling results from the steel reinforcing materials embedded within the concrete member rusting (contrary to popular belief, concrete is porous and water can permeate into concrete). Rusting leads to the steel expanding and eventually causing the surrounding concrete to delaminate, crack, or even break off, resulting in potential structural failure. We believe that each Basanite product addresses this important need along with other key requirements in today’s construction market.

We believe that the following attributes of BasaFlex™ provide it with a competitive advantage in the marketplace:

•	BasaFlex™ never corrodes: steel reinforcement products rust, leading to spalling and significant repair costs down the road;

•	BasaFlex™ is sustainable: BasaFlex™ is made from Basalt rock, the most abundant rock found on Earth’s surface, and offers a longer product lifecycle than traditional steel (the lack of corrosion allows the life span of concrete products reinforced with BasaFlex to be significantly longer);

•	BasaFlex™ is “green”: From mining, through production, to installation at the building site, BasaFlex™ has an exceptionally low carbon footprint when compared with that of steel; and

•	BasaFlex™ has a lower in-place cost: the physical nature of our products relative to steel result in a lower net cost to the contractor once installed, such as: BasaFlex™ is one-quarter of the weight of equivalent sized steel, meaning 4 times the quantity of material can be delivered by the same truck (or container); all Basanite products can be loaded/unloaded and moved around the jobsite by hand – no expensive handling equipment is needed; less concrete is required as BasaFlex™ does not require the extra concrete cover needed when using steel; and Basanite products are safer and easier to use. We believe all these factors materially reduce the net in-place cost of concrete reinforcement.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2021, and December 31, 2020, respectively, the Company reported:

•	an accumulated deficit of $38,634,066 and $29,643,387;

•	a working capital deficiency of $2,813,038 and $1,901,875; and

•	cash used in operations of $2,294,501 and $2,799,499.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company's products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, we continue to receive inquiries from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. Some of these inquiries would be for very large potential orders for new, multi-year construction projects. Based on our current limited manufacturing capacity (which we plan to begin to expand with the net proceeds of our private placement offering described in note 13 below), these inquiries (if they lead to actual orders) would exceed our capability to deliver within the customer’s requested timeframe, and largely because of this, there is no guarantee that orders will actually be received.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. Until we are able to internally generate meaningful revenue and positive cash flow, we will attempt to fund working capital requirements through third party financing, including through potential private or public offerings of our securities as well as bridge or other loan arrangements. However, a number of factors continue to hinder the Company’s ability to attract new capital investment. We cannot provide any assurances that the required capital will be obtained at all, or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

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

At June 30, 2021, the Company had cash of $77,400 compared to $259,505 at December 31, 2020. Subsequent to June 30, 2021, cash on hand was increased due to the closing of our private placement offering in August 2021 (see note 13).

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America, LLC. All intercompany balances have been eliminated in consolidation. The Company’s operations are conducted primarily through Basanite Industries, LLC. Basalt America, LLC is currently inactive.

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

The Company’s inventory at June 30, 2021 and December 31, 2020 was comprised of:

	June 30, 2021	December 31, 2020
	(Unaudited)
Finished goods	$575,360	$305,550
Work in process	23,932	35,286
Raw materials	78,867	105,739
Total inventory	$678,159	$446,575

(E) Fixed assets

Fixed assets consist of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Computer equipment	$117,141	$15,780
Machinery	686,237	667,536
Leasehold improvements	163,882	161,579
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	382,915	234,950
Total fixed assets	1,431,237	1,160,907
Accumulated depreciation	(204,797)	(140,872)
Total fixed assets, net	$1,226,440	$1,020,035

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation expense for the three and six months ended June 30, 2021, was $32,216 and $63,925, respectively, compared to $29,947 and $55,774 to the three and six months ended June 30, 2020.

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

The following are potentially dilutive shares not included in the loss per share computation:

	June 30, 2021	December 31, 2020
	(Unaudited)
Options	4,727,778	4,542,500
Warrants	78,620,378	38,920,378
Convertible shares	173,579,371	112,233,406
	256,927,527	155,696,284

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

The Company entered into a consulting agreement with Bridgeview Capital on July 9, 2020 for strategic planning and financial markets services in exchange for shares of restricted common stock as compensation. The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, 600,000 shares were due within 5 days of execution. The execution date fair value of the shares was $0.29 per share or $174,000. If the Company agrees to renew each quarter, an additional 350,000 shares are to be issued per quarter. On July 9, 2021, the Company agreed to renew another quarter and issued 350,000 restricted common shares per the agreement. The execution date fair value of the shares was $0.23 per share or $80,500.

The Company entered into a consulting agreement with Seth Shaw on October 13, 2020 for strategic planning and financial markets services in exchange for shares of restricted common stock as compensation. The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, no shares were due to be issued. If the Company agrees to renew each quarter, 250,000 shares are to be issued per quarter. On July 9, 2021, the Company agreed to renew another quarter and issued 250,000 restricted common shares per the agreement. The execution date fair value of the shares was $0.23 per share or $57,500.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company entered into a consulting agreement with Frederick Berndt on May 12, 2021 for capital markets advisory services in exchange for restricted warrants to purchase shares of common stock as compensation. The term of the agreement is for twelve months with the option for renewal for an additional six months as needed. If the Company agrees to renew every twelve months, 250,000 warrants are to be issued at that time. On May 12, 2021, the Company issued 250,000 restricted common share warrants per the agreement. The execution date fair value of the warrants was $0.256 per warrant or $64,045.

The Company entered into a consulting agreement with Integrous Communications on May 17, 2021 for investor communications services in exchange for shares of restricted common stock as compensation. The term of the agreement is for six months with the option for renewal for an additional six months as needed. If the Company agrees to renew every six months, 300,000 shares are to be issued at that time. On June 10, 2021, the Company issued 300,000 restricted common shares per the agreement. The execution date fair value of the shares was $0.299 per share or $89,700.

On May 20, 2021, the Company issued 777,778 options with a strike price of $0.27 to the Chairman of the Board as partial compensation for the services rendered in such role. The execution date fair value of the options was $160,857. The options vested fully on May 20, 2021, and expire in 5 years which resulted in stock compensation expense of $160,857 being recorded as of June 30, 2021.

On May 20, 2021, the Company issued 500,000 options with a strike price of $0.28 to a director of the Company as partial compensation for services rendered in such role. The execution date fair value of the options was $102,923. The options vested fully on May 20, 2021, and expire in 5 years which resulted in stock compensation expense of $102,923 being recorded as of June 30, 2021.

The Company recognized $729,525 in stock-based compensation as of June 30, 2021. As of June 30, 2021, $81,563 of stock was issued for the consulting agreements but not earned as compensation and is included in prepaid expenses on the condensed consolidated balance sheet.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Described below is a new accounting pronouncements issued or proposed by the FASB that has been adopted by the Company. Management does not believe this accounting pronouncement has had or will have a material impact on the Company’s consolidated financial position or operating results, except as disclosed below or in future filings of the Company.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 70-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s instruments by removing major separation models required under current accounting principles generally accepted in the United States of America (“U.S. GAAP”). ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The Company early adopted this standard on January 1, 2021. By no longer recording embedded conversion features separately from the convertible debt instrument, and instead as a single liability, the Company’s financial statements reflect a more simplified view of convertible debt instruments and cash interest expense that is believed to be more relevant than an imputed interest expense that results from the separation of conversion features previously required by U.S. GAAP. The adoption of this standard had no material effect on the Company's condensed consolidated financial statements as of June 30, 2021.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The right-of-use asset is composed of the sum of all remaining lease payments plus any initial direct costs and is amortized over the life of the expected lease term. For the expected term of the lease, the Company used the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement.

The future minimum lease payments to be made under the operating lease as of June 30, 2021, are:

2021	$209,034
2022	427,484
2023	440,308
2024	110,888
Total minimum lease payments	1,187,714
Discount	(221,887)
Operating lease liability	$965,827

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2021, the weighted-average remaining lease term is 3 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended June 30, 2021, and 2020, the Company expensed $107,117 and $107,595. For the six months ended June 30, 2021, and 2020, the Company expensed $214,036 and $215,183, respectively, for rent.

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $0 and $10,000 at June 30, 2021 and December 31, 2020, respectively.

On August 3, 2020, the Company issued an unsecured convertible promissory note to an investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in 6 months. The note included provisions which allowed the holder to convert the unpaid principal balance of the note into restricted common stock, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 provided, however, in no event shall the conversion price ever be less than $0.01 per share. On February 16, 2021, the $10,000 note was paid along with accrued interest in the amount of $1,007.

Interest expense for the Company’s convertible notes payable for the three and six months ended June 30, 2021 was $0 and $161, respectively, compared to $118,443 and $158,250 for the three and six months ended June 30, 2020, respectively.

Accrued interest for the Company’s convertible notes payable on June 30, 2021 and December 31, 2020 was $0 and $760, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $1,689,746 and $1,025,000 on June 30, 2021, and December 31, 2020, respectively.

On August 3, 2020, the Company issued a secured convertible promissory note to certain investors in exchange for $1,000,000 in the aggregate bearing an interest rate of 20% per annum and payable in 6 months. The holder may convert the unpaid principal balance of the note into shares of restricted common stock, of the Company at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to the Company of not less than $500,000 provided, however, in no event shall the conversion price ever be less than $0.01 per share. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust was created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco Sr., one of the members of the Company’s Board of Directors and is maintained by an independent trustee Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

On February 12, 2021, the Company exchanged the original debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,610,005 bearing an interest rate of 20% per annum and fully payable in 3 months. This was accounted for as debt extinguishment and the new promissory note was recorded at fair value in accordance with ASC 470 “Debt”. The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 15,000,000 5-year common stock warrants with an exercise price of $0.20. The issuance of the warrants for the extension generated a loss on extinguishment of $3,686,136 for the fair value of the warrants issued.

On May 12, 2021, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable in 9 months. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 7,500,000 5-year common stock warrants with an exercise price of $0.35. The issuance of the warrants for the extension generated a loss on extinguishment of $1,874,705 for the fair value of the warrants issued.

Interest expense for the Company’s convertible notes payable – related parties for the three and six months ended June 30, 2021, was $84,605 and $151,521, respectively, compared to $74,029 for the three and six months ended June 30, 2020.

Accrued interest for the Company’s convertible notes payable – related parties on June 30, 2021, and December 31, 2020, was $46,048 and $86,574, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable totaled $787,412 and $128,021 on June 30, 2021, and December 31, 2020, respectively.

On March 30, 2021, and May 18, 2021, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financing has an interest rate of 9.67% and lasts through March 2022. The balance as of June 30, 2021, was $26,665.

On February 25, 2021, the Company entered a promissory note agreement with its bank to memorialize a $165,747 loan bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable in 1 year. The company also issued 2,000,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable in 1 year. The company also issued 500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years.

On April 16, 2021, the Company issued a promissory note with an investor, in exchange for $300,000 bearing an interest rate of 18% per annum. The maturity date for the promissory note is April 16, 2022. The company also issued 3,000,000 common stock warrants at exercise price of $0.25 per share expiring in 5 years. As of this filing the note remains unexecuted.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable in 1 year. The company also issued 250,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable in 1 year. The company also issued 200,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $300,000 bearing an interest rate of 18% per annum and payable in 1 year. The company also issued 3,000,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $300,000 bearing an interest rate of 18% per annum and payable in one year. The company also issued 3,000,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years. On May 21, 2021, the investor converted the promissory note of $300,000 in exchange for 6,000,000 common stock warrants at an exercise price of $0.15 per share expiring in 5 years. The accrued interest of $5,199 was forgiven. The conversion of the debt to warrants generated a loss on extinguishment of $1,487,386 for the fair value of the warrants issued.

Interest expense for the Company’s notes payable for the three and six months ended June 30, 2021, was $29,802 and $30,177, respectively, compared to $2,025 and $3,986 to the three and six months ended June 30, 2020.

Accrued interest for the Company’s notes payable on June 30, 2021, and December 31, 2020, was $24,540 and $0, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – NOTES PAYABLE - RELATED PARTY

Notes payable - related party totaled $300,000 and $0 on June 30, 2021, and December 31, 2020, respectively.

On April 2, 2021, the Company issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable in 1 year. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years.

On April 2, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable in 1 year. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2021, was $13,335, respectively, compared to $364 and $2,455 for the three and six months ended June 30, 2020.

Accrued interest for the Company’s notes payable - related party on June 30, 2021, and December 31, 2020, was $13,335 and $0, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Supplier Agreement

MEP Consulting Engineers, Inc.

On July 23, 2020, the Company entered into an Exclusive Supplier Agreement with MEP Consulting Engineers, Inc. (“MEP”) of Miami, Florida. MEP engaged the Company as its sole and exclusive supplier and producer of basalt fiber reinforced polymer (“BFRP”) rebar, with the intent of developing a proprietary rebar to be named “Hurricane Bar.” The agreement also provides MEP with exclusive distribution rights to the Company’s BasaFlex™ BFRP rebar and other Company products in Miami-Dade County.

The agreement is targeting substantial volumes of South Florida construction projects in the works, which is expected to generate material revenues over the 5-year period. As compensation, MEP was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement. To date, the compensation portion of the agreement has not been fully executed.

The Company did not produce product under this contract for the period ending June 30, 2021.

CR Business Consultants, Inc.

On October 22, 2020, the Company entered into an Exclusive Supplier Agreement with CR Business Consultants, Inc. (“CRBC”). CRBC agreed to utilize the Company as its exclusive supplier for all Company products, and the Company has granted CRBC exclusive distribution rights of the Company’s products in the Republic of Costa Rica and the Republic of Panama. Furthermore, CRBC has key relationships that could be a source of additional customers for the Company in other territories with no geographic restrictions.

The agreement is targeting multiple large projects in Costa Rica, to include the rebuilding of the Port of Limon, which Basanite has been specified. The recognized construction projects are expected to produce material revenues over the 5-year period. As compensation, CRBC was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company did not produce product under this contract for the period ending June 30, 2021.

Legal Matters

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, Florida 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with CalSTRS while trying to resolve the matter. On February 11, 2015, CalSTRS, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%. The accrued interest on the judgement on June 30, 2021, and December 31, 2020, is $114,419.95 and $105,260, respectively.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. (“Raw Energy”) filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018, adding the Company’s subsidiary Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company filed and has pending an amended counterclaim for breach of contract, fraud, and civil conspiracy against Raw Energy affiliates, including Donald R. Smith, Elina Jenkins, Global Energy Sciences, LLC, Yellow TurtleDesign, LLC (“YellowTurtle”), as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig. The nature of the dispute is based on representations (or misrepresentations) the Company alleges were made to it, as well as breaches of the terms of a licensing agreement, related consulting and other agreements, and failures and refusals of plaintiff and Don Smith related entities to deliver equipment/machinery and goods paid for by the Company or its affiliates. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, and the purported and promised trade secrets and intellectual property were essentially non-existent, the Company and Plaintiff agree to an order terminating that license agreement, which resulted in the agreed order dated January 28, 2019.

A mediation was scheduled on March 4, 2021, which resulted in an impasse. Negotiations were continued, and on April 14, 2021, Basanite, Inc. entered into a settlement and release agreement with RAW, LLC (“RAW”), Donald R. Smith, YellowTurtle and Elina B. Jenkins among others. The settlement agreement provides for, among other things, the following: (i) a dismissal of the legal action as to the above-referenced parties and their owners, agents, affiliated companies, successors and assigns, having Case Number 18-020596 (21) in the Seventeenth Judicial Circuit Court in and for Broward County, Florida (the “Litigation”) upon the Company’s timely purchase of the shares as set forth in the next paragraph below and (ii) mutual general releases for the above-referenced parties relating to the Litigation upon the Company’s timely purchase of the shares as set forth in the next paragraph below.

Simultaneously with the execution of the settlement agreement settling the litigation in full and release of all claims among the parties, the Company entered into stock purchase agreements with both RAW and YellowTurtle to repurchase the 10,000,000 shares of the Company’s common stock held by RAW for $1,212,121 and the 6,500,000 shares of the Company’s common stock held by YellowTurtle for $787,879, or an aggregate purchase price of $2,000,000. On May 17, 2021, the settlement shares were purchased by a group of related and non-related investors which resulted in the closing of this legal action. As a result of the settlement, the Company recognized a gain on settlement of $320,037 from the derecognition of previously accrued contingent legal liabilities.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT

On May 21, 2021, the Company converted a $300,000 note payable into 6,000,000 warrants to purchase shares of the Company’s common stock warrants. The fair value of the warrants was recorded as a loss on extinguishment of debt for $1,487,386 and is included in additional paid-in capital of the statement of stockholders’ deficit.

On June 10, 2021, 600,000 shares were issued per the two consulting agreements entered on July 9, 2020, and October 16, 2020, for fundraising services. The value of the shares for both agreements is $138,000 and will be expensed over the renewable three-month term of the agreement.

On June 10, 2021, 300,000 shares were issued per the consulting agreement entered on May 17, 2021, for investor relations services. The value of the shares for agreement is $89,700 and will be expensed over the renewable six-month term of the agreement.

The Company issued 735,669 and 1,185,669 restricted common shares to various investors for the three and six months ended June 30, 2021, for cash proceeds totaling $241,776 and $331,776, respectively. The Company issued 6,040,614 restricted common shares to various investors for the three and six months ended June 30, 2020, for cash proceeds totaling $616,667.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table summarizes all option grants outstanding to consultants, directors, and employees as of June 30, 2021, and December 31, 2020, and the related changes during these periods are presented below.

	June 30, 2021	December 31, 2020
Options outstanding and exercisable	4,727,778	4,542,500
Weighted-average exercise price	$0.36	$0.41
Aggregate intrinsic value	$579,494	118,148
Weighted-average remaining contractual term (years)	4.19	3.86

The Company uses the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the six months ended June 30, 2021, 1,092,500 options were cancelled. The company granted 1,277,778 options for the period ending June 30, 2021.

Stock Warrants:

The following table summarizes all warrant grants outstanding to consultants, directors and employees as well as investors as of June 30, 2021, and December 31, 2020, and the related changes during these periods are presented below.

	June 30, 2021	December 31, 2020
Warrants outstanding and exercisable	78,620,378	38,920,378
Weighted-average exercise price	$0.25	$0.27
Aggregate intrinsic value	$15,067,991	$2,973,660
Weighted-average remaining contractual term (years)	3.86	3.37

During the six months ended June 30, 2021, 40,700,000 five-year 5 warrants were issued. During the six months ended June 30, 2021, 1,000,000 warrants were exercised.

During the three months ended June 30, 2021, and 2020, total stock-based compensation expense amounted to $482,953 and $0, respectively.

During the six months ended June 30, 2021, and 2020, total stock-based compensation expense amounted to $647,963 and $0, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – RELATED PARTIES

In addition to those transactions discussed in Notes 5 and 7, the Company had the following related party transactions.

Issuance of notes payable - related parties, totaling $100,000 and detailed in Note 13 – Subsequent Events.

NOTE 13 – SUBSEQUENT EVENTS

On July 7, 2021, the Company issued a promissory note with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in exchange for $50,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable remains outstanding as of this filing.

On July 7, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $50,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable remains outstanding as of this filing.

On July 9, 2021, 600,000 shares of common stock were issued per the two consulting agreements entered on July 9, 2020, and October 16, 2020, for fundraising services.

On July 15, 2021, the Company issued a promissory note with David Anderson, our Chief Operating Officer, in exchange for $20,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable was paid in full on August 18, 2021.

On July 26, 2021, the Company issued a promissory note with David Anderson, our Chief Operating Officer, in exchange for $30,500 bearing an interest rate of 10% per annum. The maturity date of the promissory note is August 2, 2021. The note payable was paid in full on August 18, 2021.

On July 27, 2021, the Company issued a promissory note with Simon Kay, our Interim Acting Chief Executive Officer and Principal Financial Officer, in exchange for $10,000 bearing an interest rate of 10% per annum. The maturity date of the promissory note is August 3, 2021. The note payable was paid in full on August 18, 2021.

On August 17, 2021, the Company conducted the closing (the “Closing”) of a private placement offering to accredited investors (the “Offering”) of the Company’s units (the “Units”) at a price of $0.275 per Unit, with each Unit consisting of: (i) one (1) share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one (1) share of common stock at an exercise price of $0.33 per share (“Exercise Price”) and (iii) an additional five-year, immediately exercisable warrant to purchase one (1) share of common stock at the Exercise Price (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of the Company.

In connection with the Closing, the Company entered into definitive securities purchase agreements with 17 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant As to purchase up to an aggregate of 19,398,144 shares of Common Stock, and Warrant Bs to purchase up to an aggregate of 19,398,144 shares of Common Stock (for an aggregate of 38,796,288 Warrant Shares), for aggregate gross proceeds to the Company of approximately $5,334,490. No actual Units were issued in the Offering. Aegis Capital Corp. (“Aegis”) acted as the Company’s placement agent in connection with the Offering, for which Aegis received customary cash fees and expense reimbursements.

The net proceeds of the Offering (approximately $4,770,000) will be used by the Company for expansion of its manufacturing capability, sales and marketing, satisfaction of certain indebtedness and general working capital purposes.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements are based on our management’s beliefs, assumptions, and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events, or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to customer leads, product sales, future financings, or the commercial success of our business model. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially and adversely from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of significant risks and uncertainties, including without limitation those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Basanite and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the six months ended June 30, 2021, and 2020, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2020 and filed with the SEC on March 31, 2021.

On May 30, 2006, Basanite, Inc. was formed as a Nevada corporation. Through our wholly owned subsidiary, Basanite Industries, LLC, a Delaware limited liability company (“BI”), we manufacture a range of “green” (environmentally friendly), sustainable, non-corrosive, lightweight, composite products used in concrete reinforcement by the construction industry. Our core product is BasaFlex™, a basalt fiber reinforced polymer reinforcing bar (“rebar”) which we believe is a stronger, lighter, sustainable, non-conductive and corrosion-proof alternative to traditional steel.

Our two other main product lines are BasaMix™, which are fine denier basalt fibers available in various chopped sizes, and BasaMesh™, a line of Basalt Geogrid Mesh Rolls, intended to replace welded wire mesh (made of steel) and other fiber reinforced polymer grids and mesh.

BasaMix™ is designed to help absorb the stresses associated with early-aged plastic shrinkage and settlement cracking in concrete, as well as providing an increased toughness for enhanced reinforcement in Slab on Grade (SOG) and precast elements. BasaMix™ also serves in a “system approach” for optimum performance of a concrete element when used in conjunction with our BasaFlex™ rebar.

BasaMesh™ is designed for secondary and temperature shrinkage reinforcement. BasaMesh™ can also work in conjunction with the BasaFlex™ rebar or BasaMix™ for a total reinforcement program.

Each of our products is specifically designed to extend the lifecycle of concrete products by eliminating “concrete spalling.” Spalling results from the steel reinforcing materials embedded within the concrete member rusting (contrary to popular belief, concrete is porous, and water can permeate into concrete). Rusting leads to the steel expanding and eventually causing the surrounding concrete to delaminate, crack, or even break off, resulting in potential structural failure. We believe that each of our products addresses this important need along with other key requirements in today’s construction market.

We believe that the following attributes of BasaFlex™ provide it with a competitive advantage in the marketplace:

•	BasaFlex™ never corrodes: steel reinforcement products rust, leading to spalling and significant repair costs down the road;
·
•	BasaFlex™ is sustainable: BasaFlex™ is made from Basalt rock, the most abundant rock found on Earth’s surface, and offers a longer product lifecycle than traditional steel (the lack of corrosion allows the life span of concrete products reinforced with BasaFlex to be significantly longer);

•	BasaFlex™ is “green”: From mining, through production, to installation at the building site, BasaFlex™ has an exceptionally low carbon footprint when compared with that of steel; and

•	BasaFlex™ has a lower in-place cost: the physical nature of our products relative to steel result in a lower net cost to the contractor once installed, such as: BasaFlex™ is one-quarter of the weight of equivalent sized steel, meaning 4 times the quantity of material can be delivered by the same truck (or container); all Basanite products can be loaded/unloaded and moved around the jobsite by hand – no expensive handling equipment is needed; less concrete is required as BasaFlex™ does not require the extra concrete cover needed when using steel; and Basanite products are safer and easier to use. We believe all these factors materially reduce the net in-place cost of concrete reinforcement.

BI leases a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, Pultrusion manufacturing machines for BasaFlex™ production, plus other composite manufacturing equipment. Each Pultrusion machine has up to two linear production lines (we use one or two lines per machine depending on rebar size – giving a maximum capacity of 10 manufacturing lines). To date, BI’s operations team has successfully optimized and scaled the capacity of our manufacturing plant to produce up to 25,000 linear feet of BasaFlex™ rebar per shift, per day, depending on the product mix. BI’s own fully equipped Test Lab is utilized to evaluate, validate, and verify each product’s performance attributes.

We believe that macroeconomic factors are pressuring the construction industry to consider the use of alternative reinforcement materials for the following reasons:

•	the increasing need for global infrastructure repair;

•	recent design trends towards increasing the lifespan of projects and materials;

•	the global interest in promoting the use of sustainable products; and

•	increasing consideration of both the long-term costs and environmental impacts of material selections.

We believe we are well positioned to benefit from this renewed focus, particularly in light of the interest of the U.S. government in funding infrastructure improvements and events such as the tragic collapse of a residential building in Surfside, Florida.

Impact of COVID-19

The novel coronavirus (“COVID-19”) that surfaced in December 2019 and spread throughout the world resulted in our company undergoing a 2-month operational shutdown early in the second quarter of 2020, with normal business operations resuming in June 2019. A second coronavirus related event occurred early in the fourth quarter of 2020, when two employees tested positive for COVID-19 and we became concerned they had potentially exposed the others. Out of an abundance of caution, we temporarily shut down operations for one week and entered a 10-day quarantine period (during this time certain key employees remained active, working from home). We strictly followed CDC guidelines for required quarantining periods and testing of all employees before re-opening. Notwithstanding this, since the beginning of the third quarter of 2020, COVID-19 has not materially impacted our operations or those of our third-party partners. However, the continued spread of variants of the virus could negatively impact the manufacturing, supply, distribution and sale of our products and our financial results in the future. The extent to which COVID-19 may impact the construction industry, our operations or the operations of our third-party partners will depend on future developments, which are uncertain and cannot be predicted with confidence.

Results of Operations

Revenue – The Company had $15,549 of revenues as a result of sales for the three months ended June 30, 2021 compared to $593 for the same period in the prior year and $19,685 of revenues as a result of sales of finished goods sold for the six months ended June 30, 2021 compared to $2,218 for the same period in the prior year. Revenues have been minimal as a result of the Company’s focus on the scaling of production and inventory.

Cost of goods sold – During the three and six months ended June 30, 2021, the Company had cost of sales of $19,493 and $20,809 compared to $1,603 and $2,222, respectively for the same period in the prior year.

For the three months ended June 30, 2021, the Company had a gross margin from operations in the amount of $3,944 compared to a gross margin in the amount of $1,010 in the same period of the prior year.

For the six months ended June 30, 2021, the Company had a gross margin from operations in the amount of $1,124 compared to a gross margin in the amount of $4 in the same period of the prior year.

The Company has small margins as it sold existing inventory while preparing for the scaling the manufacture of BasaFlex™.

Operating Expenses

Professional fees – During the three months ended June 30, 2021, professional fees were $79,355 compared to $53,016 for the same period in the prior year. During the six months ended June 30, 2021, professional fees were $193,087 compared to $162,874 for the same period in the prior year. The Company has increased fees as it relates to legal fees with the ongoing litigation, and new supplier and consulting agreements as it tries to secure relationships in the industry.

Payroll and payroll taxes – During the three months ended June 30, 2021, payroll and payroll taxes were $300,683 compared to $162,455 for the same period in the prior year. During the six months ended June 30, 2021, payroll and payroll taxes were $554,798 compared to $399,886 for the same period in the prior year. The company retained a total of 27 employees at the period end June 30, 2021 as compared to 9 employees at the close of the June 30, 2020 period.

Consulting – During the three months ended June 30, 2021, consulting fees were $117,375 compared to $81,875 in the prior year. During the six months ended June 30, 2021, consulting fees were $230,625 compared to $98,938 in the prior year. The increase is due to additional consulting agreements: our Chief Executive Officer is currently compensated as a consultant. The Company’s previous Chief Executive Officer was compensated as an employee. The Company has also retained a capital markets consultant to assist in financial planning and fundraising.

General and administrative – During the three months ended June 30, 2021, general and administrative expenses were $972,342 compared to $283,034 for the same period in the prior year. During the six months ended June 30, 2021, general and administrative expenses were $1,556,112 compared to $500,987 for the same period in the prior year. The increase is largely due to an increase in stock-based compensation expense.

Other Income

Gain on settlement of legal contingency - During the three months ended June 30, 2021, the Company had a gain of $320,037 compared to $0 for the same period in the prior year. During the six months ended June 30, 2021, the Company had a gain of $344,522 compared to $0 for the same period in the prior year. The increase in the current year is largely due to the writing off of payables that had finalized with regards to legal matters in 2021.

Loan forgiveness - During the three months ended June 30, 2021, the Company had forgiveness of $0 compared to $0 for the same period in the prior year. During the six months ended June 30, 2021, the Company had forgiveness of $124,143 compared to $0 for the same period in the prior year. The balance increased due to the forgiveness from activities related to a note payable loan on May 21, 2021.

Miscellaneous Income - During the three months ended June 30, 2021, the Company had forgiveness of $3,116 compared to $0 for the same period in the prior year. During the six months ended June 30, 2021, the Company had forgiveness of $3,116 compared to $70,187 for the same period in the prior year. The balance increased due to a credit of materials damaged in transit from a primary vendor of the company.

Other Expenses

Loss on Extinguishment of Debt - During the three months ended June 30, 2021, the Company had a gain of $3,056,892 compared to $980 for the same period in the prior year.  During the six months ended June 30, 2021, the Company had a loss of $6,743,015 compared to $980 for the same period in the prior year.  For more information about the transaction leading to the extinguishment of debt refer to footnote 6 of the financial statements included in this Form 10-Q.

Interest expense - During the three months ended June 30, 2021, interest expense was $133,211 compared to $201,007 for the same period in the prior year. During the six months ended June 30, 2021, interest expense was $205,874 compared to $251,830 for the same period in the prior year. The decrease is due to the volume of lending committed to during the second quarter of 2021.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of June 30, 2021, the Company had an accumulated deficit of $38,634,066. The Company has incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. The Company also continues to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for continued support of our BasaFlex™ manufacturing business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. We will continue our fundraising efforts until we have obtained positive cash flow to cover our expenses. No assurances can be given that we will be successful in raising capital at all or on terms acceptable to us, or at all, and no assurances can be given that even if we raise capital that we will be able to generate sufficient revenue to be cash flow positive.

While we have generated relatively little revenue to date, we continue to receive inquiries from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™.  Some of these inquiries would be for very large potential orders for new, multi-year construction projects. Based on our current limited manufacturing capacity (which we plan to begin to expand with the net proceeds of our private placement offering), these inquiries (if they lead to actual orders) would exceed our capability to deliver within the customer’s requested timeframe, and largely because of this, there is no guarantee that orders will actually be received.

Notwithstanding proceeds from the sale of our common stock this year, current working capital and projected sales revenue are insufficient to maintain our current operations. In order to scale up operations and reach the level of sales revenue sufficient to provide positive cash flow, we require funding of both our expansion plan and our operating deficit through the period while we are scaling our manufacturing capability. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities as well as bridge or other loan arrangements. We cannot provide any assurances that required capital will be obtained at all or that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

At June 30, 2021, the Company had cash of $77,400 compared to $259,505 at December 31, 2020. Subsequent to the quarter end, we closed a private placement on August 17, 2021 that generated net cash proceeds to us of approximately $4,770,000.

Cash Flows

Net cash used in operating activities amounted to $2,294,501 and $1,040,380 for the six months ended June 30, 2021, and 2020, respectively. In the current period a loss was recorded related to the issuance of warrants at fair value issued as compensation for the extension of the maturity date of an amended note.

During the six months ended June 30, 2021, net cash used for investing activities were $270,330 compared to $59,377 for the same period in the prior year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine.

During the six months ended June 30, 2021, we had $2,382,726 net cash provided by financing activities compared to $1,087,088 in the prior year. Issuance of common shares for $331,776, and $123,500 from warrants exercised; borrowing of $579,741 from the issuance of convertible and short-term notes payable, including from related parties; less $35,000 of a full repayment of convertible notes; and less $8,485 of partial repayment of notes payable provided the net cash during the six months ended June 30, 2021. Further the Company borrowed $1,091,194 from the issuance of notes payable, including from related parties. Additionally, the Company borrowed $300,000 in notes payable which was later exchanged for 6,000,0000 five-year warrants on May 21, 2021.

We do not believe that our cash on hand as of June 30, 2021, will be sufficient to fund our current working capital requirements as we try to develop our fiber reinforced polymer rebar manufacturing business. We entered into promissory notes and issued restricted common shares in an effort to raise additional working capital. Additionally, the Company entered into an agreement with Aegis Capital, LLC to secure working capital for equipment and manufacturing improvements. See Note 13 – Subsequent Events in the accompanying condensed consolidated financial statements for more details on recent financing activity. We will continue working towards securing more working capital. However, there is no assurance that we will be successful in securing working capital or, if we are, that the terms will be beneficial to our shareholders.

Risk Factors

Investing in our securities is speculative and involves a high degree of risk. You should carefully consider the risk factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021, before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Interim Chief Executive Officer and Controller, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through June 30, 2021.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2021 management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our Chief Executive Officer and Controller concluded that our internal control over financial reporting was not effective as of June 30, 2021.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses described above are remediated as soon as possible. We believe we will have the opportunity to remediate these weaknesses when adequate funding is secured. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s previous office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with CalSTRS while trying to resolve the matter. On February 11, 2015, CalSTRS, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%. The accrued interest on the judgement on June 30, 2021, and December 31, 2020, is $114,420 and $105,260, respectively.

RAW Materials Litigation

On or about August 28, 2018, Raw Energy Materials Corp. filed an action for declaratory relief and breach of contract in Broward County, Florida, in the 17th Judicial Circuit Court, titled Raw Energy Materials Corp. v. Rockstar Acquisitions, LLC, Paymeon, Inc. (now Basanite, Inc.), and Basalt America, LLC, CASE NO.: CACE 18-020596. An Amended Complaint was filed on or about December 19, 2018, adding our subsidiary Basanite Industries, LLC as a defendant, as well as an alleged claim under Florida Statute Section 501.201 and for injunction. The Company filed and has pending an amended counterclaim for breach of contract, fraud, and civil conspiracy against Raw Energy affiliates, including Donald R. Smith, Elina Jenkins, Global Energy Sciences, LLC, YellowTurtle Design, LLC (“YellowTurtle”), as well as former business affiliates/associates to Don Smith, Richard Laurin and Robert Ludwig. The nature of the dispute is based on representations (or misrepresentations) the Company alleges were made to it, as well as breaches of the terms of a licensing agreement, related consulting and other agreements, and failures and refusals of plaintiff and Don Smith related entities to deliver equipment/machinery and goods paid for by the Company or its affiliates. As it became apparent that the subject license agreement was effectively worthless and moot to the Company, and the purported and promised trade secrets and intellectual property were essentially non-existent, the Company and Plaintiff agree to an order terminating that license agreement, which resulted in the agreed order dated January 28, 2019.

A mediation was scheduled on March 4, 2021, which resulted in an impasse. Negotiations were continued, and on April 14, 2021, Basanite, Inc. entered into a settlement and release agreement with RAW, LLC (“RAW”), Donald R. Smith, YellowTurtle and Elina B. Jenkins among others. The settlement agreement provides for, among other things, the following: (i) a dismissal of the legal action as to the above-referenced parties and their owners, agents, affiliated companies, successors and assigns, having Case Number 18-020596 (21) in the Seventeenth Judicial Circuit Court in and for Broward County, Florida (the “Litigation”) upon the Company’s timely purchase of the shares as set forth in the next paragraph below and (ii) mutual general releases for the above-referenced parties relating to the Litigation upon the Company’s timely purchase of the shares as set forth in the next paragraph below.

Simultaneously with the execution of the settlement agreement settling the litigation in full and release of all claims among the parties, the Company entered into stock purchase agreements with both RAW and YellowTurtle to repurchase the 10,000,000 shares of the Company’s common stock held by RAW for $1,212,121 and the 6,500,000 shares of the Company’s common stock held by YellowTurtle for $787,879, or an aggregate purchase price of $2,000,000. On May 17, 2021, the settlement shares were purchased by a group of related and non-related investors which resulted in the closing of this legal action. As a result of the settlement, the Company recognized a gain on settlement of $320,037 from the derecognition of previously accrued contingent legal liabilities.

To our knowledge, we are not currently subject to any legal proceedings.

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

On April 5, 2021, the Company issued the 127,128 restricted common shares to the investor in exchange for the funds received and recorded as a subscription liability of $23,900 on March 31, 2021.

On April 16, 2021, upon the conversion of a note $300,000 into 3,000,000 common stock warrants additional paid-in capital was generated in the amount of $300,000 for the original principal of the note.

On May 21, 2021, upon the conversion of a $300,000 note into 6,000,000 common stock warrants additional paid-in capital was generated in the amount of $300,000 for the original principal of the note.

On June 10, 2021, 600,000 shares were issued per the two consulting agreements entered on July 9, 2020, and October 16, 2020, for fundraising services.

On June 10, 2021, 300,000 shares were issued per the consulting agreement entered on May 17, 2021, for investor relations services.

On June 10, 2021, the Company issued 45,455 restricted common shares to an investor in exchange for $10,000.

On June 10, 2021, the Company issued 47,619 restricted common shares to an investor in exchange for $10,000.

On June 10, 2021, the Company issued 36,372 restricted common shares to an investor in exchange for $14,545.

On June 10, 2021, the Company issued 72,744 restricted common shares to an investor in exchange for $29,091.

On June 10, 2021, the Company issued 60,620 restricted common shares to an investor in exchange for $24,242.

On June 10, 2021, the Company issued 96,992 restricted common shares to an investor in exchange for $38,788.

On June 10, 2021, the Company issued 30,310 restricted common shares to an investor in exchange for $12,121.

On June 10, 2021, the Company issued 60,620 restricted common shares to an investor in exchange for $24,242.

On June 10, 2021, the Company issued 15,155 restricted common shares to an investor in exchange for $6,061.

On June 10, 2021, the Company issued 24,248 restricted common shares to an investor in exchange for $9,697.

On June 10, 2021, the Company issued 12,124 restricted common shares to an investor in exchange for $4,848.

On June 10, 2021, the Company issued 30,310 restricted common shares to an investor in exchange for $12,121.

On June 10, 2021, the Company issued 30,310 restricted common shares to an investor in exchange for $12,121.

On June 24, 2021, the Company issued 45,662 restricted common shares to an investor in exchange for $10,000.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
4.1	Form of Warrant A (relating to August 2021 private placement offering)				Filed
4.2	Form of Warrant B (relating to August 2021 private placement offering)				Filed
10.1	Form of Securities Purchase Agreement (relating to August 2021 private placement offering)				Filed
10.2	Placement Agent Agreement, dated August 17, 2021, between the Company and Aegis Capital Corp. (relating to August 2021 private placement offering)				Filed
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act				Filed
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2021

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Company’s Interim Chief Executive Officer and Principal Financial Officer

/s/ Simon R. Kay
Simon R. Kay
Company’s Interim Chief Executive Officer and Principal Financial Officer

