Form 10-Q
period 2021-09-30
BASANITE, INC.
filed 2021-11-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 15, 2021
Common Stock, $0.001 par value per share	248,520,598

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,308,227	$259,505
Accounts receivable, net	35,963	1,907
Inventory	654,128	446,575
Prepaid expenses	76,546	40,283
Deposits and other current assets	266,199	75,995
TOTAL CURRENT ASSETS	2,341,063	824,265

Lease right-of-use asset	816,703	1,004,167
Fixed assets, net	2,611,376	1,020,035
Total long term assets	3,428,079	2,024,202

TOTAL ASSETS	$5,769,142	$2,848,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$150,184	$249,353
Accrued expenses	210,413	197,350
Accrued legal liability	165,000	809,127
Notes payable	478,704	128,021
Notes payable – related party	300,000	—
Notes payable - convertible, net	—	10,000
Notes payable - convertible - related party, net	1,689,746	1,025,000
Subscription liability	—	40,000
Lease liability - current portion	308,697	267,289
TOTAL CURRENT LIABILITIES	3,302,744	2,726,140

Lease liability - net of current portion	587,972	826,388

TOTAL LIABILITIES	3,890,716	3,552,528

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 248,520,598 and 224,836,785 shares issued and outstanding, respectively as of September 30, 2021, and December 31, 2020	248,522	224,838
Additional paid-in capital	41,936,255	28,714,488
Accumulated deficit	(40,306,351)	(29,643,387)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,878,426	(704,061)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,769,142	$2,848,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Products Sales - rebar	$155,477	$2,408	$175,162	$4,626

Total Cost of goods sold	176,994	919	194,687	3,065

Gross (loss) profit	(21,517)	1,489	(19,525)	1,561

OPERATING EXPENSES

Professional fees	382,233	127,294	575,320	290,168
Payroll, taxes and benefits	301,732	107,284	856,530	507,170
Consulting	173,050	71,260	403,675	170,198
General and administrative	775,941	402,217	2,309,878	903,279
Total operating expenses	1,632,956	708,055	4,145,403	1,870,815

NET LOSS FROM OPERATIONS	(1,654,473)	(706,566)	(4,164,928)	(1,869,254)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	94,127	40,838	438,649	40,838
Miscellaneous income	—	—	—	70,817
Gain on settlement of payable	8,131	292,112	8,131	292,112
Loss on extinguishment of debt	—	(63,914)	(6,743,015)	(62,934)
Loan forgiveness	—	—	124,143	—
Interest expense	(120,070)	(550,094)	(325,944)	(801,925)
Total other expense	(17,812)	(281,058)	(6,498,036)	(461,092)

NET LOSS	$(1,672,285)	$(987,624)	$(10,662,964)	$(2,330,346)

Net loss per share - basic and diluted	$(0.007)	$(0.005)	$(0.046)	$(0.011)

Weighted average number of shares outstanding - basic and diluted	238,136,804	213,142,631	233,829,833	207,868,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2021	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)

Warrants exercised for cash	—	—	1,000,000	1,000	122,500	—	123,500
Stock-based compensation	—	—	600,000	600	173,400	—	174,000
Stock issued for cash	—	—	450,000	450	89,550	—	90,000
Warrants issued	—	—	—	—	3,686,123	—	3,686,123
Net loss	—	—	—	—	—	(4,672,205)	(4,672,205)

Balance March 31, 2021	—	—	226,886,785	226,888	32,786,061	(34,315,592)	(1,302,643)

Stock issued for cash	—	—	735,669	735	241,041	—	241,776
Stock-based compensation	—	—	900,000	900	554,625	—	555,525
Warrants issued	—	—	—	—	3,362,091	—	3,362,091
Net loss	—	—	—	—	—	(4,318,474)	(4,318,474)

Balance June 30, 2021	—	—	228,522,454	228,523	36,943,818	(38,634,066)	(1,461,725)

Stock issued for cash	—	—	19,398,144	19,399	4,703,487	—	4,722,886
Stock-based compensation	—	—	600,000	600	288,950	—	289,550
Net loss	—	—	—	—	—	(1,672,285)	(1,672,285)

Balance September 30, 2021	—	$—	248,520,598	$248,522	$41,936,255	$(40,306,351)	$1,878,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$(1,027,278)

Net loss	—	—	—	—	—	(561,305)	(561,305)

Balance March 31, 2020	—	—	200,735,730	200,736	24,216,042	(26,005,361)	(1,588,583)

Stock issued for cash	—	—	6,040,614	6,041	610,626	—	616,667
Return of shares issued as loan committee fee	—	—	(1,300,000)	(1,300)	(128,700)	—	(130,000)
Conversion of convertible debt and debt discount	—	—	3,125,201	3,125	761,932	—	765,057
Net loss	—	—	—	—	—	(781,417)	(781,417)

Balance June 30, 2020	—	—	208,601,545	208,602	25,459,900	(26,786,778)	(1,118,276)

Stock issued for cash	—	—	163,043	163	29,837	—	30,000
Warrants exercised for cash	—	—	500,000	500	37,000	—	37,500
Conversion of convertible debt and debt discount	—	—	5,138,557	5,139	1,147,784	—	1,152,923
Net loss	—	—	—	—	—	(987,624)	(987,624)

Balance September 30, 2020	—	$—	214,403,145	$214,404	$26,674,521	$(27,774,402)	$(885,477)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	For the nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,662,964)	$(2,330,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	187,464	160,856
Depreciation	96,355	85,875
Amortization of debt discount	—	674,202
Gain on settlement of legal contingency	(438,649)	(40,838)
Gain on settlement payable	(8,131)	—
Loss on extinguishment of debt	6,743,015	62,934
Loan forgiveness	(124,143)	—
Stock-based compensation	1,019,075	78,590
Changes in operating assets and liabilities:
Prepaid expenses	(36,263)	(14,499)
Inventory	(207,553)	(46,173)
Accounts receivable	(34,056)	—
Other current assets	(9,004)	4,955
Accounts payable and accrued expenses	(167,424)	(174,174)
Subscription liability	(40,000)	90,000
Lease liability	(197,008)	(164,310)
Net cash used in operating activities	(3,879,286)	(1,612,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,687,696)	(115,956)
Deposits on machinery and equipment	(181,200)	—
Net cash used in investing activities	(1,868,896)	(115,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,054,662	684,167
Proceeds from warrants exercised for cash	123,500	—
Repayment of convertible notes payable and convertible notes payable related party	(35,000)	(348,000)
Proceeds from notes payable and notes payable related party	1,491,194	166,727
Proceeds from convertible notes payable and convertible notes payable related party	579,741	1,720,000
Repayment of notes payable and notes payable related party	(417,193)	(47,250)
Net cash provided by financing activities	6,796,904	2,175,644

NET INCREASE IN CASH	1,048,722	446,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,505	129,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,308,227	$575,912

Supplemental cash flow information:
Cash paid for interest	$—	$34,747
Forgiveness of Paycheck Protection Program loan and accrued interest	$124,143	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable into common stock	$1,487,386	$150,000
Return of loan commitment shares	$—	$(130,000)
Issuance of warrants for services	$143,595	$—
Recording of debt discount on convertible notes	$—	$685,000
Conversion of convertible notes payable into common stock	$—	$961,373
Conversion of note payable in exchange for cash	$300,000	$—

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

BasaMix™ is designed to help absorb the stresses associated with early-aged plastic shrinkage and settlement cracking in concrete, as well as providing an increased toughness for enhanced reinforcement in Slab-on-Grade ("SOG”) and precast elements. BasaMix™ also serves in a “system approach” for optimum performance of a concrete element when used in conjunction with our BasaFlex™ rebar.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2021, and December 31, 2020, respectively, the Company reported:

•	an accumulated deficit of $40,306,351 and $29,643,387;

•	a working capital deficiency of $961,681 and $1,901,875; and

•	cash used in operations of $3,879,286 and $2,799,499.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, we continue to receive inquiries from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. Based on our current limited manufacturing capacity there is no guarantee that orders will actually be received.

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

At September 30, 2021, the Company had cash of $1,308,227 compared to $259,505 at December 31, 2020. During the quarter ended September 30, 2021, cash on hand was increased due to the closing of our private placement offering in August 2021 (see note 13).

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(B) Principles of Consolidation

The condensed consolidated financial statements include the accounts of Basanite, Inc. and its wholly owned subsidiaries, Basanite Industries, LLC and Basalt America, LLC. All intercompany balances have been eliminated in consolidation. The Company’s operations are conducted primarily through Basanite Industries, LLC. Basalt America, LLC is currently inactive.

(C) Cash

The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash, cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company “("FDIC") up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory   consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value.

The Company’s inventory at September 30, 2021 and December 31, 2020 was comprised of:

	September 30, 2021	December 31, 2020
	(Unaudited)
Finished goods	$515,077	$305,550
Work in process	47,233	35,286
Raw materials	91,818	105,739
Total inventory	$654,128	$446,575

(E) Fixed assets

Fixed assets consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Computer equipment	$117,141	$15,780
Machinery	686,237	667,536
Leasehold improvements	163,882	161,579
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	1,800,281	234,950
	2,848,603	1,160,907
Accumulated depreciation	(237,227)	(140,872)
	$2,611,376	$1,020,035

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation expense for the three and nine months ended September 30, 2021 was $32,430 and $96,355, respectively, compared to $30,102 and $85,875 to the three and nine months ended September 30, 2020.

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

The following are potentially dilutive shares not included in the loss per share computation:

	September 30, 2021	December 31, 2020
	(Unaudited)
Options	4,727,778	4,542,500
Warrants	117,691,666	38,920,378
Convertible securities	182,403,859	112,233,406
Total	304,823,303	155,696,284

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

The Company entered into a consulting agreement with Bridgeview Capital on July 9, 2020, for strategic planning and financial markets services in exchange for shares of restricted common stock as compensation. The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, 600,000 shares were due within 5 days of execution. The execution date fair value of the shares was $0.29 per share or $174,000. If the Company agrees to renew each quarter, an additional 350,000 shares are to be issued per quarter. On July 9, 2021, the Company agreed to renew another quarter and issued 350,000 restricted common shares per the agreement. The renewal date fair value of the shares was $0.35 per share or $122,500.

The Company entered into a consulting agreement with Seth Shaw on October 13, 2020, for strategic planning and financial markets services in exchange for shares of restricted common stock. The term of the agreement is for six months with the option for renewal quarterly. Upon execution of the agreement, no shares were due to be issued. If the Company agrees to renew each quarter, 250,000 shares are to be issued per quarter. On July 9, 2021, the Company agreed to renew another quarter and issued 250,000 restricted common shares per the agreement. The renewal date fair value of the shares was $0.35 per share or $87,500.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company entered into a renewed consulting agreement with Frederick Berndt on September 3, 2021, for strategic planning and financial markets services in exchange for shares of restricted common stock and cash compensation of $12,500 per month. The term of the agreement is for twelve months with the option for renewal quarterly for a maximum of two years from the effective date of the agreement. Previously, The Company entered into a consulting agreement with Frederick Berndt on May 12, 2021 for capital markets advisory services in exchange for restricted warrants to purchase shares of common stock as compensation. The term of the agreement is for twelve months with the option for renewal for an additional six months as needed. If the Company agrees to renew every twelve months, 250,000 warrants are to be issued at that time. On May 12, 2021, the Company issued 250,000 restricted common share warrants per the agreement. The execution date fair value of the warrants was $0.256 per warrant or $64,045.

Upon execution of the renewed agreement, 275,000 warrants were issued for the previous agreement’s fulfillment. The execution date fair value of the warrants was $0.29 per warrant or $79,550.

(I) Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to The Company’s customers in an amount that reflects the consideration we expected to be entitled to in exchange for those goods or services. The timing of revenue recognition largely is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 70-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s instruments by removing major separation models required under current accounting principles generally accepted in the United States of America (“U.S. GAAP”). ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The Company early adopted this standard on January 1, 2021. By no longer recording embedded conversion features separately from the convertible debt instrument, and instead as a single liability, the Company’s financial statements reflect a more simplified view of convertible debt instruments and cash interest expense that is believed to be more relevant than an imputed interest expense that results from the separation of conversion features previously required by U.S. GAAP. The adoption of this standard had no material effect on the Company's condensed consolidated financial statements as of September 30, 2021.

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

The right-of-use asset is composed of the sum of all remaining lease payments plus any initial direct costs and is amortized over the life of the expected lease term. For the expected term of the lease, the Company used the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, which election will be treated as a lease modification and the lease will be reviewed for remeasurement.

The future minimum lease payments to be made under the operating lease as of September 30, 2021, are as follows:

2021	$104,520
2022	427,484
2023	440,308
2024	110,888
Total minimum lease payments	1,083,196
Discount	(186,527)
Operating lease liability	$896,669

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2020, the weighted-average remaining lease term is 3.5 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended September 30, 2021 and 2020, the Company expensed $107,117 and 106,920, respectively for rent. For the nine months ended September 30, 2021 and 2020, the Company expensed $321,153 and $322,103, respectively for rent.

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Convertible Notes payable, net of the related debt discounts, totaled $0 and $10,000 on September 30, 2021, and December 31, 2020, respectively.

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

Interest expense for the Company’s convertible notes payable for the three and nine months ended September 30, 2021, was $0 and $161, respectively, compared to $184,182 and $460,787 to the three and nine months ended September 30, 2020.

Accrued interest for the Company’s convertible notes payable on September 30, 2021, and December 31, 2020 was $0 and $760, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party, net of the related debt discounts, totaled $1,689,746 and $1,025,000 on September 30, 2021, and December 31, 2020, respectively.

On August 3, 2020, the Company issued a secured convertible promissory note to certain investors in exchange for $1,000,000 in the aggregate bearing an interest rate of 20% per annum and payable in 6 months. The holder may convert the unpaid principal balance of the note into shares of restricted common stock of the Company at the conversion price equal to $0.275 per share, which conversion price was set with the consummation of the Company’s private placement of Units (described in note 10) which closed on August 17, 2021. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust was created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco Sr., one of the members of the Company’s Board of Directors and is maintained by an independent trustee. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

On February 12, 2021, the Company exchanged the original debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,610,005 bearing an interest rate of 20% per annum and fully payable in 3 months. This was accounted for as a debt extinguishment and the new promissory note was recorded at fair value in accordance with ASC 470 “Debt”. The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 15,000,000 5-year common stock warrants with an exercise price of $0.20. The issuance of the warrants for the extension generated a loss on extinguishment of $3,686,136 for the fair value of the warrants issued.

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

On August 17, 2021, the Company completed an offering which subsequently reset the executable price of the outstanding convertible shares of the note payable, thus resulting in a new price per share of $0.275.

Interest expense for the Company’s convertible notes payable – related parties for the three and nine months ended September 30, 2021, was $88,244 and $239,766 compared to $71,803 and $314,582 to the three and nine months ended September 30, 2020.

Accrued interest for the Company’s convertible notes payable – related parties on September 30, 2021, and December 31, 2020, was $134,292 and $86,574, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable totaled $478,704 and $128,021 on September 30, 2021, and December 31, 2020, respectively.

On March 30, 2021, and May 18, 2021, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financing has an interest rate of 9.67% and lasts through March 2022. The balance as of September 30, 2021, was $17,957.

On February 25, 2021, the Company entered a promissory note agreement with its bank for $165,747 loan bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years.

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

Interest expense for the Company’s notes payable for the three and nine months ended September 30, 2021, was $23,666 and $53,784, respectively, compared to $1,405 and $6,110 to the three and nine months ended September 30, 2020.

Accrued interest for the Company’s notes payable on September 30, 2021, and December 31, 2020, was $27,760 and $0, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 – NOTES PAYABLE - RELATED PARTY

Related party notes payable totaled $300,000 and $0 on September 30, 2021, and December 31, 2020.

On July 7, 2021, the Company issued a promissory note with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in exchange for $50,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable was paid in full on August 24, 2021.

On July 7, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $50,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable was paid in full on August 24, 2021.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 27, 2021, the Company issued a promissory note with Simon Kay, our Interim Acting Chief Executive Officer and Principal Financial Officer, in exchange for $10,000 bearing an interest rate of 10% per annum. The maturity date of the promissory note is August 3, 2021. The note payable was paid in full on August 18, 2021.

On August 6, 2021, the Company issued a promissory note with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in exchange for $100,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is August 24, 2021. The note payable was paid in full on August 24, 2021.

Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2021, was $16,635 and $27,648, respectively, compared to $0 and $2,455 for the three and nine months ended September 30, 2020.

Accrued interest for the Company’s notes payable - related party on September 30, 2021, and December 31, 2020, was $27,648 and $0, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On October 28, 2021 the Company proposed a liquidation of liability to John Cessario. The proposed settlement would be 500,000 shares of Basanite common stock with a value of $0.33 per share. The Company elected to accrue an estimate for this amount in the third quarter of 2021.

Supplier Agreement -- MEP Consulting Engineers, Inc.

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

The Company did produce product under this contract for the period ending September 30, 2021. The Company generated $31,141 in revenue for custom rebar products delivered under this contract for the three and nine months ending September 30, 2021.

Supplier Agreement -- CR Business Consultants, Inc.

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

The Company has not generated revenue under this contract for the period ending September 30, 2021.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT

On July 9, 2021, 600,000 shares of common stock were issued per the two consulting agreements entered on July 9, 2020, and October 16, 2020, for fundraising services. The value of the shares for both agreements is $210,000 and will be expensed over the renewable three-month term of the agreement.

On August 17, 2021, the Company conducted the closing of a private placement offering to accredited investors of the Company’s units at a price of $0.275 per unit, with each unit consisting of: (i) one  share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share (“Exercise Price”) and (iii) an additional five-year, immediately exercisable warrant to purchase one  share of common stock at the Exercise Price (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of the Company, as defined in the offering agreements. In connection with the closing, the Company entered into definitive securities purchase agreements with 19 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant A to purchase up to an aggregate of 19,398,144 shares of common stock, and Warrant B to purchase up to an aggregate of 19,398,144 shares of Common Stock (for an aggregate of 38,796,288 Warrant Shares), for aggregate gross proceeds to the Company of approximately $5,334,490. The Company expensed a total of $611,603 in related costs to the offering which has been capitalized and offset to the gross proceeds recorded in additional paid in capital.

The Company sold 19,398,144 and 20,583,813 restricted common shares to various investors for the three and nine months ended September 30, 2021 (including the shares sold in the Offering described above), for cash proceeds totaling $4,722,886 and $5,054,662, respectively. The Company sold 163,043 and 6,203,657 restricted common shares to various investors for the three and nine months ended September 30, 2020, for cash proceeds totaling $30,000 and $646,667, respectively.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table summarizes all option grants outstanding to consultants, directors and employees as of September 30, 2021, and December 31, 2020 and the related changes during these periods are presented below.

	September 30, 2021	December 31, 2020
Options outstanding and exercisable	4,227,778	4,542,500
Weighted-average exercise price	$0.33	$0.41
Aggregate intrinsic value	$98,556	$118,148
Weighted-average remaining contractual term (years)	2.00	3.86

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

During the three months ended September 30, 2021, 500,000 options were cancelled.  During the nine months ended September 30, 2021, 1,592,500 options were cancelled. The company granted 1,277,778 options for the period ending September 30, 2021.

Stock Warrants:

The following table summarizes all warrant grants outstanding to consultants, directors and employees as well as investors as of September 30, 2021, and December 31, 2020 and the related changes during these periods are presented below.

	September 30, 2021	December 31, 2020
Warrants outstanding and exercisable	117,691,666	38,920,378
Weighted-average exercise price	$0.28	$0.28
Aggregate intrinsic value	$5,176,833	$2,785,075
Weighted-average remaining contractual term (years)	4.03	3.37

During the three months ended September 30, 2021, 39,071,288 five-year warrants were issued. During the nine months ended September 30, 2021, 79,771,288 five-year warrants were issued. During the nine months ended September 30, 2021, 1,000,000 warrants were exercised.

During the three months ended September 30, 2021 and 2020, total stock-based compensation expense amounted to $327,431 and $78,590 respectively. During the nine months ended September 30, 2021 and 2020, total stock-based compensation expense amounted to $983,803 and $78,590 respectively.

As of September 30, 2021, $43,682 of stock was issued for the consulting agreements but not earned as compensation and is included in prepaid expenses on the condensed consolidated balance sheet.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – RELATED PARTIES

In addition to those transactions discussed in Notes 6 and 8, the Company had no further related party transactions.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements as of September 30, 2021 contained herein.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements are based on our management’s beliefs, assumptions, and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events, or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to customer leads, product sales, future financings, or the commercial success of our business model. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events (including, without limitation, those related to our planned manufacturing capacity expansion and our sales and marketing initiatives) could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially and adversely from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of significant risks and uncertainties, including without limitation those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Basanite, Inc., and its wholly owned subsidiaries are herein referred to as the "Company", “we”, “our”, or “us”.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the six months ended September 30, 2021, and 2020, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2020 and filed with the SEC on March 31, 2021.

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

BI leases a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, pultrusion manufacturing machines for BasaFlex™ production, plus other composite manufacturing equipment. Pultrusion is a manufacturing process for converting reinforced fibers and liquid resin into a fiber-reinforced polymer product. Each pultrusion machine has up to two linear production lines (we use one or two lines per machine depending on rebar size – giving a maximum capacity of 10 manufacturing lines). To date, BI’s operations team has successfully optimized and scaled the capacity of our manufacturing plant to be able to produce up to 25,000 linear feet of BasaFlex™ rebar per shift, per day, depending on the product mix. BI’s own fully equipped Test Lab is utilized to evaluate, validate, and verify each product’s performance attributes. We are also developing a new generation of pultrusion line (which we call BasaMax™) for manufacturing BasaFlex™.

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

Impact of COVID-19

The novel coronavirus (“COVID-19”) that surfaced in December 2019 and spread throughout the world resulted in our company undergoing a 2-month operational shutdown early in the second quarter of 2020, with normal business operations resuming in June 2019. A second coronavirus related event occurred early in the fourth quarter of 2020, when two employees tested positive for COVID-19 and we became concerned they had potentially exposed the others. Out of an abundance of caution, we temporarily shut down operations for one week and entered a 10-day quarantine period (during this time certain key employees remained active, working from home). We strictly followed CDC guidelines for required quarantining periods and testing of all employees before re-opening. Notwithstanding this, since the beginning of the third quarter of 2020, we do not believe that COVID-19 has materially impacted our operations or those of our third-party partners. However, the continued outbreak or spread of variants of the virus (and private and governmental efforts to curb such outbreaks and spreading) could negatively impact the manufacturing, supply, distribution and sale of our products and our financial results in the future. The extent to which COVID-19 and variants thereof may impact the construction industry, our operations or the operations of our third-party partners will depend on future developments, which are uncertain and cannot be predicted with confidence.

Other Factors Impacting Our Business

Inflation

In the past two fiscal years, inflation has not had a significant impact on our business. However, we believe the U.S. economy has entered into a period of increasing inflation. Any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect prices for raw materials we use, demand for our products, and our future operating results.

Supply Chain

In the past year, supply chain shortages or delays have had an immaterial impact on our operations. Relationships with our raw materials suppliers have maintained a consistent flow of goods received monthly. Domestic suppliers have increased their in-stock flows to maintain adequate levels with our manufacturing needs. However, we might experience supply chain challenges in the future, which could harm our business and our results of operations.

Results of Operations

Revenue – The Company had $155,477 and $175,162 of revenues as a result of sales of finished goods sold for the three and nine months ended September 30, 2021, compared to $2,408 and $4,626, respectively for the same period in the prior year. While the increase in revenue in the year over year periods was material due to our ability to sell some BasaFlex™ product in 2021, overall revenues have been minimal due to our lack of funding and as a result our continuing shift in focus to the scaling of production and inventory during both periods.

Revenue recognition - We recognize revenue when the following criteria are met: (1) Contract with the customer has been identified; (2) Performance obligations in the contract have been identified; (3) Transaction price has been determined; (4) Transaction price has been allocated to the performance obligations; and (5) When (or as) performance obligations are satisfied.

Cost of Goods Sold

Cost of goods sold – During the three and nine months ended September 30, 2021, the Company had cost of sales of $176,994 and $194,687 compared to $919 and $3,065, respectively for the same period in the prior year.

For the three months ended September 30, 2021, the Company had a negative gross margin from operations in the amount of $21,517 compared to a gross margin in the amount of $1,489 in the same period of the prior year.

For the nine months ended September 30, 2021, the Company had a negative gross margin from operations in the amount of $19,525 compared to a gross margin in the amount of $1,561 in the same period of the prior year.

The Company has small margins as it sold existing inventory while preparing for the scaling the manufacture of BasaFlex™.

Operating Expenses

Professional fees – During the three months ended September 30, 2021, and 2020 professional fees were $382,233 compared to $127,294 for the same period in the prior year. During the nine months ended September 30, 2021, and 2020, professional fees were $575,320 compared to $290,168 for the same period in the prior year. The Company has increased fees as it relates to legal fees associated with our financing efforts, and preparation of new supplier and consulting agreements.

Payroll and payroll taxes – During the three and nine months ended September 30, 2021, payroll and payroll taxes were $301,732 and $856,530 compared to $107,284 and $507,170 in the prior year. The Company retained a total of 23 employees at the period end September 30, 2021, as compared to 13 employees at the close of the September 30, 2020, period.

Consulting - During the three months ended September 30, 2021, consulting fees was $173,050 and $71,260 for the same period in the prior year. During the nine months ended September 30, 2021, consulting fees were $403,675 compared to $170,198 for the same period in the prior year. The increase is due to consulting agreements for the Company’s senior management.

General and administrative – During the three months ended September 30, 2021, general and administrative expenses were $775,941 compared to $$402,217 for the same period in the prior year. The increase is largely due to the stock-based compensation expense in the current year of $252,510 added to the increase in overall general and administrative costs, including but not limited to, supplies, computers, furniture and other overhead costs. During the nine months ended September 30, 2021, general and administrative expenses were $2,309,878   compared to $903,279 for the same period in the prior year. The increase is largely due to the stock-based compensation expense in the current year of $1,371,847 added to that by the increase in overall general and administrative costs.

Other Income

Gain on settlement of legal contingency - During the three months ended September 30, 2021, the Company had a gain of $94,127, compared to $40,838 for the same period in the prior year. During the nine months ended September 30, 2021, the Company had a gain of $438,649 compared to $40,838 for the same period in the prior year. The increase in the current year is largely due to the writing off of payables that had finalized with regards to legal matters in 2021 – California State Teacher’s Retirement System.

Gain on settlement of payable - During the three and nine months ended September 30, 2021, the Company had a gain of $8,131 in 2021 as compared to $292,112 for 2020, respectively. The decrease is due to the Company settling the previously outstanding legal matters in 2020 during the first, second and third quarter of the 2021.

Miscellaneous income - During the three and nine months ended September 30, 2021, miscellaneous income was $0 compared to $0 and $70,817 for the same period in the prior year. The decrease is due to the settlement in 2020 and the allocation of the revenue to the company. In 2021 funds are recognized as part of gain on settlement of legal contingency.

Loan forgiveness - During the three months ended September 30, 2021, the Company had forgiveness of $0 compared to $0 for the same period in the prior year. During the nine months ended September 30, 2021, the Company had forgiveness of $124,143 compared to $0 for the same period in the prior year. The balance increased due to the forgiveness from activities related to a note payable loan on January 4, 2021.

Other Expenses

Loss on Extinguishment of Debt - During the three months ended September 30, 2021, the Company had a loss of $0 compared to $63,914 for the same period in the prior year. During the nine months ended September 30, 2021, the Company had a loss of $6,743,015 compared to $62,934 for the same period in the prior year.

Interest expense - During the three and nine months ended September 30, 2021, and 2020, interest expense was $120,070 and $325,944 compared to $550,094 and $801,925, respectively, for the same period in the prior year. The decrease is mainly due to the payment of debts due to increased cashflow.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of September 30, 2021, the Company had an accumulated deficit of $40,306,351. The Company has incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. The Company also continues to incur legal fees arising from ongoing activities due to fundraising and litigation. We expect operating losses to continue in the short term, and we require additional financing for continued support of our BasaFlex™ manufacturing business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding proceeds from the sale of our common stock this year, current working capital and projected sales revenue are insufficient to maintain our current operations. In order to grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require funding of both our expansion plan (which includes investments in new BasaMax™ pultrusion lines, on which we plan to manufacture our BasaFlex™ rebar at our Pompano facility and potentially other manufacturing facilities) and our operating deficit through the period while we seeking to are scale our manufacturing capability, secure orders from known potential customers and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities as well as bridge or other loan arrangements. We cannot provide any assurances that required capital will be obtained at all or that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

At September 30, 2021, the Company had cash of $1,308,227 compared to $259,505 at December 31, 2020. The increase in cash was due to the closing of our private placement on August 17, 2021 which generated net cash proceeds to us of approximately $4,723,000. Notwithstanding this increase in cash, we will require additional funding as described above.

Cash Flows

Net cash used in operating activities amounted to $3,879,286 and $1,612,928 for the nine months ended September 30, 2021, and 2020, respectively.

During the nine months ended September 30, 2021, we used $1,868,896 net cash for investing activities compared to $115,956 used in the same period in the prior fiscal year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine, for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

During the nine months ended September 30, 2021, we had $6,796,904 net cash provided by financing activities compared to $2,175,644 in the prior year. Sale of common stock shares for $5,054,662, and $123,500 from warrants exercised; borrowing of $579,741 from the issuance of convertible and short-term notes payable, including from related parties; less $35,000 of a full repayment of convertible notes; and less $417,193 of partial and full repayment of multiple notes payable provided the net cash during the nine months ended September 30, 2021. Further the Company borrowed $1,091,195 from the issuance of notes payable, including from related parties. Additionally, the Company borrowed $300,000 in notes payable which was later exchanged for 6,000,000 five-year warrants on May 21, 2021.

We do not believe that our cash on hand as of September 30, 2021, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

The Company’s management, under the supervision and with the participation of the Company's Interim Chief Executive Officer and Controller, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through September 30, 2021.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2021, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our Chief Executive Officer and Controller concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

The Company did not have any open legal matters and is not aware of any pending legal matters as of the filing of this report.

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

On July 9, 2021, 600,000 shares of common stock were issued per the two consulting agreements entered on July 9, 2020, and October 16, 2020, for fundraising services. The value of the shares for both agreements is $210,000 and will be expensed over the renewable three-month term of the agreement.

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

Date: November 15, 2021

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Company’s Interim Chief Executive Officer and Principal Financial Officer

