Form 10-K
period 2021-12-31
BASANITE, INC.
filed 2022-04-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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
Common Stock, par value $0.001 per share
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $76,517,652 on June 30, 2021.

On April 13, 2022, the issuer had 251,761,356 shares of common stock outstanding.

BASANITE, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve assumptions, significant known and unknown risks, uncertainties and other factors (many of which may be out of our control), which may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. In addition, our management may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our website. Such statements are similarly subject to the same assumptions, risks, uncertainties and other factors

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans,” “believes,” “may” or similar expressions identify “forward-looking statements.” Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important risk factors and uncertainties is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our extremely limited cash resources and resulting doubt regarding our ability to continue as a going concern;
•	the early-stage nature of our company, including our limited manufacturing capacity;
•	factors that impair our ability to commence meaningful revenue generating operations, including our ability to raise needed capital, obtain market acceptance of our products and attract and retain customers;
•	the amount and timing of required operating costs and capital expenditures related to the maintenance and expansion of our business operations and infrastructure;
•	our ability to secure and maintain key channel partners, including suppliers of raw materials and marketing and distribution partners;
•	our dependence on key personnel;
•	our ability to comply with applicable laws, rules and regulations and changes in laws, rules and regulations that affect our operations and the demand for our products;
•	the long- and short-term impact of the COVID-19 pandemic on the global and United States economy and the impact it may have on our industry;
•	our ability to address and adapt to competition effectively, in particular competition with larger, more established companies;
•	the impact on our operations of general economic conditions and those economic conditions specific to the construction industry;
•	volatility in prices for raw materials; and
•	the impact of natural disasters, catastrophes, pandemics, theft, or sabotage, including by way of hurricanes given our location in South Florida, for which we may have no or inadequate insurance.

Although we believe that our expectations (including those on which our forward-looking statements are based) are reasonable, we cannot assure you that those expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in our forward-looking statements as anticipated, believed, estimated, expected, or intended.

Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

ii

SUMMARY OF RISK FACTORS

Investing in our common stock is highly speculative and involves a significant degree of risk. You should carefully consider the risks and uncertainties discussed under the section titled “Risk Factors” elsewhere in this Annual Report before making a decision to invest in our common stock. Certain of the key risks we face include, without limitation:

•	We have a history of operating losses and may never achieve significant revenues or cash flow positive or profitable results of operations.

•	We have a limited operating history and we have incurred net losses in the past and expect to incur additional losses in the future.

•	There is substantial doubt about our ability to continue as a going concern.

•	We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

•	We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

•	We have identified material weaknesses in our internal control over financial reporting.

•	We expect to derive a substantial portion of our future revenue from sales of BasaFlex and other BFRP products, which leaves us reliant on the commercial viability of such products.

•	We may be unable to derive the benefits that we currently anticipate from the Supplier Agreement with Concrete Products of the Palm Beaches, Inc. (“CPPB”) and the Distributor Agreement with U.S. Supplies, Inc. (“USS”), as Manuel A. Rodriguez, an affiliate of CPPB and USS, may become subject to conflicts of interest as a result of these agreements.

•	We may be unable to develop the manufacturing capability and infrastructure necessary to achieve the potential sales growth.

iii

•	Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

•	Our sales and marketing efforts may not be successful.

•	We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

•	Our independent directors and executive officers have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

•	We compete with larger, more established companies, and our size and stage of development creates a significant risk for us in our ability to compete.

•	Our inability to comply with numerous regulatory requirements that govern our industry could harm our business.

•	We are dependent on the availability of basalt fiber and other raw materials.

•	Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

•	Changes in the global, national, and local economic environment impacting the construction industry may lead to declines in the construction industry and the demand for our products by our customers.

•	Volatility in prices for raw materials may materially, adversely impact our prices.

•	There may be legacy issues (including potential liabilities) arising from or associated with prior management and prior business operations, including potential litigation.

•	There is a risk that we may not be able to consummate our contemplated Re-IPO.

•	Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

•	The holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

iv

•	The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 35.11% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

•	The number of shares of our common stock issuable upon the exercise outstanding warrants and options is substantial.

•	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

v

PART I

Unless we have indicated otherwise, or the context otherwise requires, references in this Annual Report to “BASA,” the “Company,” “we,” “us” and “our” or similar terms refer to Basanite, Inc., a Nevada corporation and its subsidiaries, collectively.

Item 1.	Business.

Overview

Through our wholly owned subsidiary, Basanite Industries, LLC, a Delaware limited liability company (“BI”), we manufacture a range of “green” (environmentally friendly), sustainable, non-corrosive, lightweight, composite products used in concrete reinforcement by the construction industry. Our core product is BasaFlex™, a basalt fiber reinforced polymer (“BFRP”) reinforcing bar (known as “rebar”) which we believe is a stronger, lighter, sustainable, non-conductive, and corrosion-proof alternative to traditional steel.

Our two other main product lines are BasaMix™, which are fine denier basalt fibers available in various chopped sizes, and BasaMesh™, a line of Basalt Geogrid Mesh Rolls, intended to replace welded wire mesh (made of steel).

While we believe our products have significant market potential and have begun to gain some acceptance in the market (as evidenced by the beginning of revenue growth which occurred in 2021 as below under “Management’s Analysis and Discussion of Results of Operations”), we are currently conducting relatively limited operations due to lack of adequate funding. We are working to secure additional funding to increase our manufacturing capacity to meet what we believe will be increasing demand for our products, but until such funding is obtained, there will remain substantial doubt regarding our ability to continue as a going concern.

We were formed as a Nevada corporation in 2006 under the name “Nevada Processing Solutions, Inc.” and entered our current BFRP business in 2017.

Our Products

BFRP is a UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues. BasaFlexTM BFRP rebar is a corrosion proof, chemical, acid and moisture resistant material, as well as being sustainable and environmentally friendly. BasaFlexTM, unlike alternative fiber reinforced polymer (“FRP”) products, was designed and engineered to replace steel in certain structures and applications. Since it is rustproof, BasaFlexTM directly addresses the construction industry’s current issues with reduced structure lifecycles due to corrosion.

Each of our products is specifically designed to extend the lifecycle of concrete products by eliminating “concrete spalling.” Spalling results from the steel reinforcing materials embedded within the concrete member rusting (contrary to popular belief, concrete is porous, and water can permeate into concrete). Rusting leads to the steel expanding and eventually causing the surrounding concrete to delaminate, crack, or even break off, resulting in potential structural failure. We believe that each of our products addresses this important need, along with other key requirements in today’s construction market, and that the following attributes of BasaFlex™ provide it with competitive advantages in the marketplace:

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

We believe we are well positioned to benefit from this renewed focus, particularly in light of the interest of the U.S. government in funding infrastructure improvements (notably the passage of the $1.2 billion Infrastructure Investment and Jobs Act in November 2021) and events such as the tragic collapse of a residential building in Surfside, Florida.

We submitted our first round of BasaFlex™ rebar products to the Structures and Materials Department of the University of Miami, an industry accredited independent testing laboratory, to obtain a Certified Test Report which allows us to participate in approved FRP applications, such as precast, architectural, flatwork and other non-structural engineered applications, or in applications where steel is a poor choice, like bridge decks, piers, seawalls, sewage tunneling and nuclear plants.  On May 29, 2020, a Certified Test Report was submitted to us for engineering use.

During the third quarter of 2020, we began initial manufacturing operations and commenced the manufacture of our initial stock of inventory of BasaFlex™.  Also, during this timeframe, we filled key manufacturing positions within our production facility and reached our primary goal of scaling to full capacity single shift operations.  Management also began recruiting other key positions, focused initially on product development, driving sales growth and expanding our market presence.  Our hiring was focused on key areas of excellence, specifically quality assurance; operations and other technical resources; engineering; and sales and marketing. We successfully completed our initial hiring plan and recruited key personnel with over 140 combined years of industry experience (although presently we have fewer personnel). We have begun selling across our complete product line and are currently working on securing larger orders. We have also sought to develop strategic commercial relationships with multiple testing programs underway (including international locations) across a broad range of applications.

During both the third and fourth quarters of 2020, BI continued research, and development work on BasaFlex™, with the goal of increasing its performance results in the category of modulus. While the baseline version easily met the required industry standard for FRP rebar, we have expanded goals for BasaFlex™ to be able to replace steel rebar in a broader range of applications than the current industry standard allows for. After extensive internal development and testing, a complete test set of bar sizes #3-#8 of an enhanced version of BasaFlex™ was submitted to the University of Sherbrooke (near Montreal, Canada) for lab testing. Sherbrooke, led by renowned materials scientist Dr. Brahim Benmokrane, is the world recognized leader in testing FRP products for concrete reinforcement. In February of 2021, Basanite obtained very promising results on the upgraded BasaFlex™ from the Sherbrooke lab, including best in class performance results in both tensile and modulus strength. Following on from this success, we have been working with multiple customers and design professionals to select BasaFlex™ as an alternative to steel in a broader range of applications. These efforts have more recently included work with CPPB and USS (each as defined below) and our board members Manuel A. Rodriguez and Frederick H. Tingberg, Jr.(who joined our Board of Directors in December 2021 as described below), all of whom have introduced us to their contacts within the construction industry and have worked to promote our products.

Early in 2021, we contracted with an independent software company to develop BasaPro™, a design software specifically for use with BasaFlex™. This development effort has been completed and the software is operational.  BasaPro allows both our engineers and engineers of record (EOR) to easily compare engineering designs with steel and the same designs with the recommended use of BasaFlex™ in typical concrete applications. It allows for both the conversion to BasaFlex™ from steel in existing concrete designs and for original designs using BasaFlex™ and is based upon the application of industry standards ACI 440 (Guide for the Design and Construction of Structural Concrete Reinforced with Fiber-Reinforced Polymer (FRP) Bars) and ACI 318 (Building Code Requirements for Structural Concrete) using structural steel. BasaPro’s software outputs include all the calculations using independent test results and pictorial design work in conjunction with applicable building codes.  This means we can now communicate with the design community in their own language.

On December 10, 2021, we entered into a strategic commercial relationship, comprised of two principal five year agreements: an Exclusive Supplier Agreement (the “Supplier Agreement”) with Concrete Products of the Palm Beaches, Inc. (“CPPB”), and a Distribution Agreement with U.S. Supplies, Inc. (“USS”). Based in Riviera Beach, Florida, CPPB is a custom precast manufacturer of concrete products for the construction industry, made from a combination of cement and aggregate raw materials. Based in West Palm Beach, Florida, USS is a domestic and international distributor of building products and supplies, specialty construction products, and a provider of engineering services. CPPB and USS are related parties via the common control of Manuel A. Rodriguez (who is a member of our Board of Directors). These contracts are described further below.

In connection with the transactions associated with the Supplier Agreement and the Distribution Agreement, we have issued to USS a common stock purchase warrant (the “Strategic Partner Warrant”). The Strategic Partner Warrant affords USS and its assigns the right, for a five (5) year term, to purchase up to forty million (40,000,000) shares of our common stock (the “Warrant Shares”) at an exercise price of $0.33 per Warrant Share. The right to purchase fifty percent (50%) (or 20,000,000) of the Warrant Shares shall vest immediately and the right to purchase the remaining fifty percent (50%) (or 20,000,000) of the Warrant Shares shall only vest upon our actual receipt of new investment into our company of not less than $5,000,000 from one or any combination of the following entities or individuals: (i) USS and its affiliates, (ii) CR Business Consultants, Inc. (any entity controlled by Raphael Salas) and its affiliates or (iii) any person or entity first introduced to us by any of the foregoing. As of the date of the Annual Report, this investment condition has not been achieved.

In connection with the transactions contemplated by the Distributor Agreement and the Supplier Agreement, our Board of Directors appointed Manuel A. Rodriguez and Frederick H. Tingberg, Jr. as members of our Board of Directors. Mr. Rodriguez is an affiliate of and controls each of USS and CPPB, and Mr. Tingberg (who provides consulting services within the construction industry) was recommended for appointment to our Board of Directors by Mr. Rodriguez.

Recent Developments

In the first quarter of 2022, we announced two material achievements related to market acceptance of, and potential orders for, our products:

In January 2022, we announced that our BasaFlex™ and BasaMesh™ reinforcement products were approved by the City of Pompano Beach, Florida for use in the city's subterranean stormwater and wastewater projects. The approval and related contract are for the use of our products in an initial project named the Lyons Park Stormwater and Wastewater Improvements Project. The approval called for a thorough technical review by the engineer of record for the Lyons Park project. Our products were vetted after an extensive submission of sealed calculations, documents and testing, following which the products were approved for use in subterranean stormwater and wastewater projects in the city in general and specified for use at Lyons Park.

In March 2022, our BasaFlex™ and BasaMesh™ reinforcement products were approved to replace steel reinforcement in existing Broward County infrastructure projects. The first Broward County project to utilize BasaFlex™ and BasaMesh™ is a community development called "UAZ 123," located in the city of Oakland Park, Florida.

Industry Background and Current and Proposed Customers

We are focused on the construction industry, more specifically on introducing composite products for the reinforcement of concrete and secondarily for asphalt. According to Grandview Research, the annual concrete reinforcement market in the U.S. is estimated to be approximately $9.4 billion. This market is very established and resistant to change; however the reinforcement of concrete using traditional steel products and methods have proven to be problematic. Almost every concrete building and foundation in the world was originally built using steel reinforcement. Steel is a long-time proven product for these applications, but it has an inherent problem: it corrodes (rusts) and degrades when exposed to air and water. Every steel reinforcing bar (or rebar) ever used is in some form of degradation due to corrosion. This corrosion leads the concrete to de-bond from the reinforcement, crack, and ultimately fail: the process is called “spalling.” This corrosion problem has been recognized by the governing bodies to the point that they have written into code a definition of the “acceptable” amount of corrosion on steel rebar prior to its use. Regardless, the bar continues to rust and ultimately this leads to costly maintenance, initially with repairs and eventually replacement over the lifetime of the structure. Addressing this problem is our key focus and value proposition – all of our products are essentially corrosion proof. In addition, we believe our disruptive alternative to steel reinforcement also offers greater strengths, giving the end-user alternatives for concrete reinforcing elements that will never require maintenance or replacement for as much as 100 years or more.

Our customer base is a mix between the design-build community and government agencies who can specify our products, and wholesalers (distributors), contractors and concrete producers who will use, and sell our products.

Infrastructure Investment and Jobs Act (“IIJA”)

The IIJA, signed into law on November 15, 2021, provides for significant national investments in the repair and rebuilding of roads and bridges in the U.S. with a focus on climate change mitigation, resilience, equity, and safety In the United States, 1 in 5 miles of highways and major roads, and 45,000 bridges, are in poor condition. The IIJA reauthorizes surface transportation programs for five years and invests $110 billion in additional funding to repair roads and bridges and support major projects. We believe that our environmentally friendly basalt fiber products are well positioned to emerge as a technology leader in the expanded market for intelligent construction materials that will benefit from the IIJA.  We are working on identifying opportunities to access federal funding streams this unprecedented U.S. federal investment in public safety, homeland security, and transportation infrastructure.

Suppler Agreement with CPPB

In December 2021, we entered into the Supplier Agreement with CPPB, who as a result became a significant customer. Under the terms of the Supplier Agreement, until December 31, 2022, we will sell products to CPPB at an agreed upon discounted price to the price of steel reinforcing bar (such price for steel rebar being first obtained by CPPB via a competitive third-party quote). We have agreed to this special pricing to afford CPPB the opportunity, for a one-year period, to incorporate our BFRP products into CPPB’s concrete products, and to offer these combined (and we believe improved) products to construction projects at prices competitive to prevailing steel reinforcing bar. We believe this collaborative approach with CPPB will result in both an acceleration of the process to gain regulatory and other required approvals by applicable third parties (including government agencies) for inclusion in construction projects, as well as an acceleration of market recognition of our products. Commencing January 1, 2023, we will sell our products to CPPB in accordance with an agreed upon fee schedule based upon our prevailing prices for the products. Such pricing may be amended from time to time with the mutual prior consent of the parties.

Under the terms of the Supplier Agreement, we are responsible for the engineering conversion calculations required to modify CPPB’s product designs from using steel rebar to using BasaFlexTM BFRP reinforcement. This will be accomplished through the use of our BasaProTM proprietary software, with a required review by a Florida licensed professional engineer. CPPB is responsible, among other matters, for taking all necessary steps to obtain product clearance, validation, importation authorization and any product approvals, regulatory licenses, or other approvals, permits or material authorizations as may be required by any governmental agency or authority with respect to the importation, marketing, distribution, sale and use of its concrete products incorporating our products. We believe that the combined efforts of our company and CPPB will also accelerate the qualification of our products for government and other contracts and help gain the acceptance of our products for these contracts.

The Supplier Agreement also contains other customary terms and conditions, including with respect to the making of product orders, packaging and delivery, product warranties, product returns, intellectual property, confidentiality, limitations on liability, indemnification, non-solicitation of employees, insurance and representations and warranties of the parties.

The Supplier Agreement has a term of five (5) years, and thereafter the term shall automatically renew for successive one (1) year terms unless terminated by the parties prior to the end of the initial term or any renewal term. The Supplier Agreement may be terminated (i) by the mutual agreement of the parties, (ii) upon breach of the Supplier Agreement (with a notice period and an opportunity to cure) and (iii) upon the bankruptcy and insolvency of a party.

While we have generated relatively little revenue to date, we continue to receive inquiries from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™.  Some of these inquiries would be for very large potential orders for new, multi-year construction projects.  Based on our current manufacturing capacity, these inquiries (if they lead to actual orders) would exceed our capability to deliver within the customer’s requested timeframe, and largely because of this, there is no guarantee that orders will actually be received without expansion.

Manufacturing

We lease a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, Pultrusion manufacturing machines for BasaFlex™ production, plus other composite manufacturing equipment. Each Pultrusion machine has up to two linear production lines (we use one or two lines per machine depending on rebar size – giving a maximum capacity of 10 manufacturing lines). To date, BI’s operations team has successfully optimized and scaled the capacity of our manufacturing plant to produce up to 25,000 linear feet of BasaFlex™ rebar per shift, per day, depending on the product mix. BI’s own fully equipped test lab is utilized to evaluate, validate, and verify each product’s performance attributes. Depending our manufacturing needs in the future, we have and may continue to explore alternative or additional manufacturing or corporate facilities.

To satisfy what we perceive the market interest for BasaFlex™ to be, and in particular to address potential large-scale customers like CPPB, we need to significantly accelerate the expansion of our manufacturing capacity. Our current near-term goal is to expand our manufacturing capacity and ultimately to reach a Pompano plant production capacity exceeding 73,000 linear feet per day per day on a two day shift basis (which would be 3 times our current capacity). To accomplish these goals, we have designed and developed customized pultrusion equipment which offers significantly increased capacity in the same footprint as our current equipment. Our new technology manufacturing system, named BasaMax™, has been specifically designed for the manufacture of BasaFlex™ using our patent pending process. Two versions of this equipment have been designed, and these will not only offer double the capacity of our current equipment (per machine), but also each will run at faster and more efficient rates. A prototype has completed thorough testing in our Pompano facility, including initial production runs, and is currently undergoing modifications and upgrades to the final production configuration.

Based on this trial, we are planning a two-phase plant expansion, eventually including a total of 10 of these new machines.  Our goal, subject to raising sufficient funding, is to have the first set of five of the new machines installed and be operational by the second quarter of 2022, and to install and have operational five more, along with additional custom manufacturing equipment, by the fourth quarter of 2022 providing sales dictate. This would create the opportunity for BI to ultimately reach our production level target for the Pompano facility by the close of 2022.

Competition

The competitive landscape for concrete reinforcement is intense and can generally be divided into two categories: steel reinforcement, the incumbent since its beginnings in the nineteenth century, and alternative fiber reinforced polymer (FRP) reinforcement, which is gaining traction globally but remains a relatively new concept in the U.S. There is reinforcement of some type in most every cubic yard of concrete that is poured, and steel rebar producers are present in every major U.S. city. In contrast, there are only a handful of FRP manufacturers, and these can be segmented into 3 major types of FRPs used in construction rebar: carbon, fiberglass and basalt. We believe BFRP has a wider application temperature range, higher oxidation resistance, higher radiation resistance, higher compression strength and higher shear strength than its previously noted contemporaries. We believe it also represents the best value proposition.

We believe our major competitors in the BFRP space specifically include, Neuvokas, Kodiak, Armastek, Galen, Sudaglass and several manufacturers based in China. Other, non-basalt FRP competitors include Owens Corning/Mateen, Liberty, American Fiberglass Rebar, Tuf-Bar, Pulltrall and Pultron. As noted, BFRP is relatively new in the U.S., and thus we also compete with major international providers of traditional steel rebar. Given the early stage of our company, we believe all of our competitors are larger, more established, and more financially stable than our company.

Sources of Raw Materials

The sourcing of our raw materials is a primary focus for our management. It is incumbent upon us to pre-plan our requirements prior to, and in conjunction with, our actual growth and developing an understanding of manufacturing lead-times and other obstacles that may restrain the flow of our established supply chain. Our current suppliers are aware of our aggressive plans for growth and are committed to helping us achieve those plans by adding capacity and developing/expanding long term agreements, with commitments for growth. Our principal suppliers for basalt continuous fiber roving (which is a key component of BasaFlex) is Mafic, Inc., with BWF/Kamenny Vek and SRCS, Inc. as backup suppliers. Our principal suppliers for resin matrix ingredients are Aalchem, Phlex-Tek, Lindau Chemical and Cabot Labs.

Sales and Marketing

We primarily utilize third party distribution partners (such as USS, as described further below) to market and sell our products, with a small amount of direct marketing business that isn’t typically covered by distribution arrangements (such as one-off technology-driven segments on the construction industry such as ultra-high-performance concrete, engineered cementitious composite concrete or geopolymer concrete). We also can generate sales through private label arrangements for larger company as well as export sales. As part of our distribution-focused marketing efforts, we focus on design-build companies, engineering, and architectural firms, as well as military, federal, state and local government agencies in an effort to drive material acceptance and specification approvals. We have secured multiple independent representatives and distributors to date, as detailed in the graphic below, with plans to enter into arrangements to secure additional geographic coverage. We’ve also contracted with other representation to bring our products and message to other parts of the world.

Distribution Agreement with USS

In December 2021, we entered into a Distribution Agreement with USS. Under the terms of the Distribution Agreement, we are responsible to provide engineering conversion calculations when required by USS for targeted construction projects. The conversion calculations support the use of BasaFlex™ BFRP rebar reinforcement, both in new designs or to replace steel reinforcement in existing designs. This engineering work will also be accomplished through the use of the BasaPro™ proprietary software, with a required review by a Florida licensed professional engineer. USS is responsible for, among other matters, obtaining any required import or export licenses necessary for us to ship our products, including certificates of origin, manufacturer's affidavits, and a U.S. Federal Communications Commission's identifier, if applicable and any other licenses required under US or foreign law.

The Distribution Agreement has a term of five (5) years, and thereafter the term shall automatically renew for successive one (1) year terms unless terminated by the parties prior to the end of the initial term or any renewal term. The Distribution Agreement may be terminated (i) by the mutual agreement of the parties, (ii) upon breach of the Distribution Agreement (with a notice period and an opportunity to cure) and (iii) upon the bankruptcy and insolvency of a party.

The Distribution Agreement also contains other customary terms and conditions, including with respect to registration of USS customers, packaging, shipping, Product warranties, Product returns, insurance requirements, intellectual property, confidentiality, limitations on liability, indemnification, non-solicitation of employees, and representations and warranties of the parties.

Intellectual Property

Currently, we have a patent pending application with the USPTO for BasaFlex™, and plan to augment our intellectual property portfolio with other novel products, processes, and equipment. Additionally, we have secured registered trademarks on our company name as well as our key product names, including BasaFlex™; BasaMix™; BasaMesh™ and BasaWrap™, with the near-term intent to secure BasaPro, BasaMax and BasaLinks. These trade names represent our BFRP Rebar, Basalt Chopped Fiber, BFRP Geogrid Mesh, Basalt Reinforcing Wrap Kit, Software Program, Proprietary Pultrusion Equipment and Configured BFRP Shapes respectively.

Government Regulation

Basalt fiber reinforced polymer rebar is subject to various testing and certifications from various private and public entities, such as the Federal and State Departments of Transportation, the ISO (the International Organization for Standardization) and the US Army Corps of Engineers, in order to satisfy regulatory requirements for manufacturing and use as concrete reinforcement. The American Concrete Institute (ACI), ASTM (formerly the American Society for Testing and Materials) and the International Code Council (ICC) have very specific testing regimen for FRP materials and strict guidelines regarding the acceptance criteria and certification process. It includes not only the products themselves, but the facility, the manufacturing equipment, and the quality control measures used in process as part of the overall approval. The testing protocols are very expensive and run approximately $30,000 per bar size for the full required testing protocols. However, once the products have met all the federal, state and local building code requirements, we believe doors will open for myriad other applications and opportunities. There is no guarantee, however, that we will be able to secure such approvals and certifications in the future.  Furthermore, we are dependent on third party independent groups, such as university laboratories and other certifying bodies, to obtain approvals and certifications. Inability to secure approvals and certifications could materially harm our ability to generate revenue.

Moreover, we are subject to various federal, state, and local laws, rules, and regulations. We are subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”), particular with respect to our manufacturing facility. In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations, and implemented measures designed to prevent workplace injuries. Our safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training.

We also are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of hazardous materials, substances, and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently, and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew, environmental permits. Certain of these environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous wastes for disposal, notwithstanding that the original disposal activity accorded with applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault. In addition, our operations could in the future be subject to regulations related to climate change.

We have incurred and, if our business grows, we will continue to incur, costs to comply with the requirements of health and safety, transportation, and environmental laws, ordinances, and regulations. These requirements could become more stringent in the future, and compliance costs may be material and places restrictions on our business that we will be required to manage.

Employees and Consultants

Our employees are essential to our purpose—to create an innovative, sustainable, productive, and extended future; our values—teamwork and innovation; and our strategy and execution.  A truly innovative workforce needs to be diverse and leverage the skills and perspectives of various backgrounds and experiences. In attracting a diverse workforce, we stress the teamwork approach as well as the life work balance philosophy. Our workforce is highly technical, with the substantial majority of our employees working in engineering, technical and financial roles. During the year 2021, we increased our workforce by 155%. As of December 31, 2021, we had twenty-three full time employees, all of which are employed for the continuing operations. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

As of December 31, 2021, our employees had the following gender demographics:

	Women	Men
All employees	25%	75%
Engineers	—%	100%
Finance	67%	33%
Manufacturing	—%	100%
People Managers	20%	80%
Individual Contributors	50%	50%

At December 31, 2021, our employees had the following race and ethnicity demographics:

	All Employees	Engineers	Finance	Manufacturing	People Managers	Individual Contributors
Black / African American	49%	—	—	70.0%	—	33.3%
Hispanic/Latino	25%	100%	67%	20.0%	50%	—
White	25%	—%	33%	—%	50%	66.7%
Multi-Racial	1%	—	—	10.0%	—	—

Facilities

Our principal office is leased and located at 2041 N.W. 15th Avenue, Pompano Beach, FL 33069. The lease is for approximately 36,900 square feet of space, which includes our corporate office and our production floor. We believe the facility is sufficient to support our current operations, although we have and may continue to explore securing alternative or additional manufacturing or corporate facilities.

Item 1A.	Risk Factors.

An investment in our common stock is highly speculative and involves a significant degree of risk, including the risks described below. You should carefully consider the risks described below before purchasing our common stock. The risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, prospects, financial condition, or results of operations could be negatively affected, and you might lose all or part of your investment.

Risks Related to Our Business and Company

We have a history of operating losses and may never achieve significant revenues, positive cash flow, or profitable results of operations.

Since the inception of current business in 2017, we have generated minimum revenues, have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2021, and 2020, we reported net losses of $16,079,961 and $4,199,331 respectively, and negative cash flow from operating activities of $4,407,270 and $2,799,499, respectively. As of December 31, 2021, we had an aggregate accumulated deficit of $46,121,210. We anticipate that we will continue to report losses and negative cash flow. There is therefore a risk that we will be unable to operate our business in a manner that generates positive cash flow or profit, and our failure to operate our business profitably would damage our reputation and stock price.

We have extremely limited cash resources with which to operate our business, and we may have difficulty in raising capital and may consume resources faster than expected.

We presently have extremely limited cash resources to meet our current or future capital requirements. We do not expect to generate significant revenues for the foreseeable future, and we may not be able to raise the funds we require immediately or in the future, which would leave us without resources to continue our operations. We have faced difficulties recently in raising needed capital, and may continue to have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our business plan. Further, we may consume any available cash resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our businesses.

There is substantial doubt about our ability to continue as a going concern.

We have generated nominal revenues to date in our current BRFP business model and have generated significant losses from operations. Our revenues are not significant enough to be able to generate profits, and this condition is expected to continue for the foreseeable as we seek to raise funding and invest in our manufacturing capabilities as well as our sales and marketing efforts.  We have incurred operating losses since our inception of our basalt fiber business and will continue to incur net losses until we can produce sufficient revenues to cover our costs. In addition, a number of factors continue to hinder our ability to attract capital investment, and no assurances can be given that we will be able to raise capital in the future on acceptable terms, or at all.  We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern.  Our independent auditors have included in their audit reports for our most recent fiscal years an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern. If we are unable to increase our revenues and establish profitable operations over time, our business might fail.

We have a limited operating history and we have incurred net losses in the past and expect to incur additional losses in the future.

We have a limited operating history in our current business model and have not generated meaningful revenues and have not recorded a profit since inception of our current business model. As a result of this limited and overall negative operating history, and the uncertainty of our business model, investors have limited ability to assess our future prospects, and we cannot reliably forecast our future results of operations. We expect to increase our operating expenses in the future as a result of refining and upgrading our manufacturing and other internal processes, as well as implementing our sales and marketing strategies. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, or if we do not generate revenues according to our plans, our financial performance would be adversely affected. If our revenue does not grow to offset these increased expenses, we will likely not be profitable for the foreseeable future. The continuation of losses over time could impair our ability to implement our business plan and finance our company, which could lead to the failure of our business.

We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

Our limited operating history in our current BRFP rebar business model also makes it difficult for investors to evaluate our future prospects. You must consider our business and prospects in light of the significant risks and difficulties we have encountered and will continue encounter as an early-stage company in a new market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. In addition, we do not know if our current business model will operate effectively now or in the future. There is a risk, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, or any other factors (some of which we may not yet have experienced or anticipated) that have an adverse impact on the construction industry and the potential demand for our rebar product, would have a significant adverse impact on our operating and financial results.

We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We currently have very little limited cash resources as all of our fundraising in the last year have been expended on operating our business. We will thus require substantial additional capital to fund the anticipated growth and expansion of our business and to pursue targeted revenue opportunities. Due to many factors, including the early stage of our business and the lack of liquidity in our publicly traded stock, as well as other uncertainties, we have had difficulties in raising necessary capital and there is a material risk that we will be unable to raise additional capital on acceptable terms, or at all. Even if we are presented with opportunities to raise additional capital, we do not know ahead of time the terms of any such capital raising. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities, including securities convertible into or exercisable for shares of our common stock. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of convertible or non-convertible indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations and liquidity. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition and require us to significantly curtail or terminate our operations.

We have identified material weaknesses in our internal control over financial reporting.

Give the early-stage nature of our company, we have limited accounting and financial reporting personnel (including the current lack of a full-time Chief Financial Officer) and other resources with which to address our internal controls and related procedures. We and our independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remedy our material weaknesses, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

We may be unable to repay our outstanding indebtedness, which is past due, which could further strain our allocation of limited cash resources or force us to declare bankruptcy.

We currently owe approximately $1,690,000 plus $338,000 of accrued interest under a 20% Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald J. LoRicco, Sr.. This note matured on February 12, 2022, and as of the date of this Annual Report, no event of default has been called by the note holder.

In addition, in April 2021, we entered into six simple Promissory Notes with certain related parties and their associates for total proceeds $595,000. These notes each carried a 12-month term at 18% simple interest and are now due or about to come due.  The accumulated interest under these notes is approximately $107,000.

Given our limited cash resources at this time, we have been unable to repay this indebtedness, and interest on this indebtedness continues to accrue. If all or any of these note holders elect to call an event of default under these notes, we may have increased difficulty raising additional funds and we could be forced into bankruptcy.

Inflationary pressures have and may continue to hamper our business.

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which could negatively impact our profitability. Particularly in light of our highly specialized manufacturing processes, labor shortages or lack of skilled labor have led and could in the future lead to increases in costs to meet demand as we roll out incremental programs to attract and retain talent. Labor shortages may also negatively impact us from servicing any demand that exists for our products or operating our manufacturing facility efficiently. Further, inflationary pressures could increase our labor costs and other key costs, such as the cost of raw materials, which would make it harder to operate our business, particularly given our lack of capital resources. Additionally, we distribute our products and receive vital components for our business through the freight transportation market, and reduced trucking capacity due to shortages of drivers has led to increased costs and reduced service levels due to lack of freight transportation availability.

We expect to derive a substantial portion of our future revenue from sales of BasaFlex and other BFRP products, which leaves us reliant on the commercial viability of such products.

Currently, our primary product is BasaFlexTM. We are also developing and marketing secondary sources of basalt fiber-based product revenue, band we expect that sales of BasaFlexTM and other basalt fiber and BFRP products will account for a significant amount of our anticipated revenue potential for the foreseeable future. We currently market and sell BasaFlexTM and these other products on a limited basis in the United States given our limited resources and manufacturing capacity. Because BFRP products are different from traditional steel rebar and similar traditional products, we cannot assure you that BasaFlexTM and/or our other basalt fiber products will be widely accepted in the market, and demand may not increase as quickly as we expect. Also, we cannot assure you that BasaFlexTM and our other products will compete effectively as an alternative to other more well-known and well-established alternatives such as products made from steel. Since BasaFlex currently represents our primary product, and our other products are BFRP-based, we are significantly reliant on the level of recurring sales of BasaFlexTM and decreased or lower than expected sales of BasaFlexTM for any reason would cause us to lose substantially all of our revenue.

We may be unable to derive the benefits that we currently anticipate from the Supplier Agreement with CPPB and the Distributor Agreement with USS, and Manuel A. Rodriguez, an affiliate of CPPB and USS, may become subject to conflicts of interest as a result of these agreements.

On December 10, 2021, we entered into a strategic commercial relationship, comprised of two principal five year agreements: the Supplier Agreement CPPB and the Distribution Agreement with USS. CPPB and USS are related parties via the common control of Manuel A. Rodriguez (who has been appointed to our Board of Directors). As a result of these agreements, our business will be dependent on the efforts of CPPB and USS in both purchasing and distributing our products as well as having our products gain qualification for use in construction materials. We may be unable to derive the benefits we currently anticipate from these agreements for several reasons, including, without limitation: (i) failure of CPPB to purchase sufficient quantities of our products, (ii) failure of USS to find new customers for our products, (iii) the inability of CPPB, USS and our company to have our products qualified for use in construction materials and construction projects and (iv) we may generated extraordinary losses in our results of operations due to the pricing arrangements we have agreed to with CPPB and USS. In the event we do not derive the benefits we anticipate from these agreements or generate losses as a result of them, our results of operations will suffer and our business might fail.

Moreover, Manuel A. Rodriguez, an affiliate of CPPB and USS who became a member of our Board of Directors in December 2021, may become subject to conflicts of interest as a result of these agreements or in connection with efforts to raise funding for our company if his interests as the principal of CPPB and/or USS diverge from his duties as a director of our company. Such conflicts of interest may not be resolved in favor of our shareholders in general, and the existence of such conflicts of interest could cause our business and results of operations to suffer.

Our operating results may fluctuate in unanticipated ways and for reasons beyond our control.

Our operating results may fluctuate from period to period as a result of a number of factors, many of which are outside of our control. The following and similar factors may affect our operating results:

•	our ability to gain market acceptance of BasaFlex as an alternative to traditional steel rebar.
•	our ability to compete effectively with larger, more established providers of rebar.
•	supply chain interruptions or major price increases in raw materials.
•	the actions of other rebar manufacturers and distribution companies (including “dumping” or other price manipulative activity).
•	significant reductions in steel rebar and mesh pricing in the market, which would greatly compress margins.
•	our ability to attract and maintain customers.
•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business operations and infrastructure.
•	general economic conditions and those economic conditions specific to the construction and rebar industries.
•	our ability to attract, motivate and retain top-quality employees and distribution partners.

These and similar factors could cause our results of operations to fluctuate in unanticipated ways and deviate from our forecasts.

We may be unable to develop the manufacturing capability and infrastructure necessary to achieve the potential sales growth.

Achieving revenue and subsequent growth will require that we develop additional infrastructure in our manufacturing capability as well as in sales, technical and client support functions. Our lack of capital resources has delayed our plans to augment our manufacturing capacity, and there is a risk that we will not have the capital to develop and maintain the capacity or other capabilities necessary for us to implement our business plan. We will continue to design plans to establish growth; adding manufacturing, technical, sales and sales support resources as capital permits. If we are unable to scale our manufacturing capability or use any of our current marketing initiatives or the cost of such initiatives were to significantly increase, or such initiatives are not successful, we may not be able to attract new customers or retain customers and clients on a cost-effective basis, and as a result, our revenue and results of operations would be affected adversely.

Additionally, our plans for manufacturing expansion through augmentation of new equipment and technology are of concern because they are proprietary in nature, and only available from a limited number of suppliers. Any interruption in sourcing through this supply chain will have an adverse impact to our ability to meet a growing market demand.

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

We are developing a network of active channel partners which refer clients to us within different business verticals and geographies. This includes our relationship with USS. If we are unable to obtain and maintain contractual relationships with key channel partners, or establish new contractual relationships with potential channel partners, we may experience loss of sales and increased costs and resource constraints in adding customers, which could have a material adverse effect on us. The number of clients we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise limited control.

Our sales and marketing efforts may not be successful.

We currently market and sell BasaFlex on a very limited basis, mainly through distribution partners but also directly. We plan to significantly increase the scope of our sales and marketing activities, as we grow to include approvals and new material specifications with all major federal, state and local agencies and design-build firms. In particular, we are seeking to develop concrete industry partnerships, targeting large concrete manufacturers and contractors. For specific marketing purposes, we have begun to develop industry specific educational materials, such as white papers and other collaterals to further educate our markets on the use and value of our products versus traditional steel rebar. We are participating in industry committees and associations such as ASTM International (formerly the American Society for Testing and Materials) and the Advisory Council of Managing Agents (known as ACMA). The commercial success of BasaFlex™ and our other basalt fiber products ultimately depends upon a number of factors, including ultimate material acceptance and necessary specifications required to drive demand generation. BasaFlex™ and our other products may not gain significant increased market acceptance in the construction industry. While positive customer experiences can be a significant driver of future sales, it is impossible to influence the way this information is transmitted and received amongst participants in the construction industry.

In addition, we may not be able to establish or maintain a suitable sales force or enter into or maintain satisfactory marketing and distribution arrangements with others. Our marketing and sales efforts may not be successful in increasing awareness and sales of BasaFlex or our other products. Furthermore, other marketing efforts like advertising, trade shows and educational seminars may not increase revenue to the extent we currently anticipate.

We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

Our products, notably BasaFlex™, is and will be subject to changing consumer preferences. A shift in customer demand or expectations away from the products we offer would result in significantly reduced revenue. Our future success depends in part on our ability to anticipate and develop innovative products to respond to those changes. Failure to anticipate and respond to changing consumer preferences in the products we market could lead to, among other things, lower sales of products, significant markdowns or write-offs of inventory, increased product returns and lower margins. If we are not successful in anticipating, adapting, and responding to changes in consumer demand, our results of operations in future periods will be materially adversely impacted.

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Our success depends on our ability to attract, train and retain qualified personnel. Competition for qualified technical and business personnel in the construction products industry is intense and we may not be able to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, our business will suffer. We may not be able to hire and retain such personnel at compensation levels consistent with our market. Many of the companies with which we compete for experienced employees have greater resources and are able to offer more attractive terms of employment. In particular, candidates making employment decisions with respect to publicly traded companies often consider the value of any equity they may receive in connection with their employment. As a result, any lack of liquidity or significant volatility in the price of our publicly traded common stock may adversely affect our ability to attract or retain highly skilled personnel.

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

We may be unable to protect our intellectual property rights, and any inability to protect them could reduce the value of our products and brand.

We are pursuing intellectual property rights for all our proprietary and confidential product and process information and will control access to the same. We have applied for a patent on our BasaFlex™ product line, which includes both the product design itself and the specific process for its manufacture. In addition, we expect to file for a patent for our new proprietary BasaMax™ pultrusion equipment. This system would add a layer of intellectual property protection through its electronics, and we believe this is protectable intellectual property. We’ve also secured trademark registrations for our key product names to further protect our brands. However, patents and trademarks may not be granted from our applications, and even if granted, they may not afford adequate protection domestically, or in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and there can be no assurance that others will not independently develop similar know-how and trade secrets. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, protocols, and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. There is a risk that future patents will be challenged, invalidated, or circumvented, that the scope of any of our patents will not exclude competitors or that the patent rights granted to us will not provide us any competitive advantage. If we do not secure registered intellectual property protection for our products and processes, or if we are otherwise unable to protect our proprietary technology, protocols, systems, trade secrets and know-how, the value of our products and brand may be reduced and our ability to complete effectively and our results of operations could suffer.

We may be unable to create new proprietary technology and related intellectual property, which could harm our business.

Our business depends, in part, on our ability to innovate and create new or improved products and processes, including relating to manufacturing, as well as related trade secrets and know-how. There is a risk that we may be unable to innovate due to lack of financial or personnel resources, and even if we do innovate, we may be unable to file new patent or trademark applications, or that if filed, any future patent or trademark applications will result in granted patents and trademarks. Our inability to innovate could harm our ability to compete effectively.

Our patents and other intellectual property are subject to challenges by third parties, and if our intellectual property is successfully challenged or invalidated, our business could be harmed.

Any patents we have obtained or will obtain, may be challenged by re-examination, or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. If we were to initiate legal proceedings against a third party to enforce a patent related to one of our products, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the United States Patent and Trademark Office (“USPTO”). Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, and even though we’ve had a third party conduct a search of the subject matter and provide a right to proceed, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the USPTO. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.

The standards that the USPTO (and foreign equivalents) use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.

However, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made, and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products or product candidates infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages, we might have to pay, we may be required to obtain licenses from the holders of this intellectual property. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

In addition to patents, we rely on trademarks to protect the recognition of our company and products in the marketplace. We also rely on trade secrets, know-how, and proprietary knowledge that we seek to protect, in part, through confidentiality agreements with employees, consultants and others. We cannot assure you that our proprietary information will not be shared, our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and disclosure of our trade secrets or proprietary information could compromise any competitive advantage that we have, which could have a materially adverse effect on our business.

Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our products and our proprietary scientific protocols. We depend heavily upon confidentiality agreements with our current and former officers, employees, consultants, and subcontractors to maintain the proprietary nature of our technology and our manufacturing processes. These measures may not afford us complete or even sufficient protection and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.

Damage to our reputation or our brand, could negatively impact our business, financial condition, and results of operations.

We must grow the value of our brand in order to generate and grow our revenues. We intend to develop a reputation based on the high quality of our rebar and related products as well as on our culture and the experience of our customers. If we do not make investments in areas such as education, marketing, and brand awareness, as well as personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, product failure, accidents, and failure to comply with federal, state, or local regulations, could significantly reduce the value of our brand, expose us to negative publicity and damage our overall business and reputation and negatively impact our financial condition and results of operations.

We depend on certain key personnel and need to attract and retain additional personnel.

We substantially rely on the efforts of our current senior management, including Simon R. Kay, our Chief Executive Officer and President and acting interim Chief Financial Officer. Our business would be impeded or harmed if we were to lose his services. In addition, we currently need to fill key officer and other positions, such a permanent Chief Financial Officer. if we are unable to attract, train and retain highly skilled finance, accounting, technical, managerial, manufacturing, product development, sales, and marketing personnel, we may be at a competitive disadvantage and unable to increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business.

Our independent directors and executive officers have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

Our directors and executive officers are inexperienced with respect to corporate governance of public companies.  Our directors are often required to make decisions regarding related parties, such as the approval of related party transactions, compensation levels, and oversight of our accounting function. Our directors and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We do not have a majority of independent directors and we have not yet been able to implement certain corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our Board of Directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

There is a risk that our PPP loan will not be forgiven in whole or in part.

In February 2021, we received loan proceeds in the amount of approximately $165,000 under the Paycheck Protection Program (or PPP), established as part of the Coronavirus Aid, Relief and Economic Security (CARES) Act, which provides economic relief to businesses in response to the COVID-19 pandemic. The loan and accrued interest are forgivable after 24 weeks as long as we use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and our employee head count remains consistent with our baseline period over the 24-week period after the loan was received. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the 24-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. While we believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, there is a risk that the loan will not be forgiven or that we will take actions that could cause us to be ineligible for forgiveness of the loan, there is a risk that (i) the loan will not be forgiven, in whole or in part, (ii) we will take actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part or (iii) we may be required to repay the loan, in whole or in part, upon event of default under the loan or upon a breach of applicable PPP regulations. We applied for forgiveness of our February 2021 PPP loan on January 17, 2022. No assurances can be given that our application will be approved.

The novel coronavirus pandemic has and could continue to adversely impact our business by delaying our ability to receive raw materials and manufacture our product or otherwise effectively conduct and manage our business.

The pandemic caused by the novel coronavirus (known as “COVID-19”) and governmental and other efforts to curb the spread of the pandemic has caused great disruption to the U.S. national and international economies. We have been adversely impacted by COVID-19 in that we have been required to temporarily suspend operations during 2020 due to necessary quarantines, and the impact of COVID-19 on the construction industry we service has been significant. Government mandated shutdowns and other measures held less of an impact on our business during 2021, although we did have personnel absent for periods during the year due to COVID-19. Moreover, the continued prevalence of COVID-19 or outbreaks of new variants thereof could disrupt our supply chain, as well as our own operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to illness affecting others in our office or plant, or due to additional necessary quarantines. COVID-19 could also impact members of our Board of Directors as well as key providers of services to us, which could adversely impact the management of our affairs. Additionally, as the COVID-19 pandemic continues to develop, we may be required to continue to spend time and resources in monitoring and adhering to government regulations that impact both our company and our customers and potential customers as necessary, which could also adversely impact our business and results of operations. We continue to monitor our operations and applicable government recommendations and requirements.

Risks Related to Our Industry

We compete with larger, more established companies, and our size and stage of development creates a significant risk for us in our ability to compete.

We are a small, early-stage company competing in a mature industry populated by much larger, more established, and better capitalized companies. Our BFRP products for concrete reinforcement compete as an alternative to traditional steel reinforcement, as well as a direct replacement for other FRP rebar and industry established fiber products. The steel rebar industry is price commoditized, very mature and entrenched within our potential customers. Due in part to our early stage and size, we may be unable to convince customers and design professionals that our BFRP products and higher value proposition are a better choice than long-established, lower cost steel, or other accepted FRP products. Our inability to compete with traditional steel rebar, and the larger, more established, and better capitalized companies that produce traditional steel or non-basalt FRP rebar, would cause our business and results of operations to suffer.

Our inability to comply with numerous regulatory requirements that govern our industry could harm our business.

Our products typically require certain approvals and certifications to satisfy regulatory and building code requirements for use as concrete reinforcement. The American Concrete Institute (ACI), ASTM International (formerly the American Society for Testing and Materials), and the International Code Council (ICC) each have very specific testing regimen for FRP materials and strict guidelines regarding the acceptance criteria and product certification process. These include not only the products themselves, but the facility, the equipment and quality control measures used in process as part of the overall approval. There is a risk that we will be unable to secure and maintain such approvals and certifications in the future.  Furthermore, we are dependent on third party independent facilities, such as university laboratories and/or other certifying bodies, to obtain such approvals and certifications, and these come at a significant cost. Our inability to secure approvals and certifications and/or an extended period of time required to obtain such approvals could materially harm our ability to generate revenue.

Our products, which are all made using igneous basalt rock that must be mined from the ground, may become subject to future government laws, rules, and regulations and/or taxation for environmental reasons associated with mining. Such regulatory actions are beyond our control and could result in increases in the cost of basalt stock and/or restrict or prevent raw material availability, and either action would materially harm our ability to meet demand and generate revenue.

We are dependent on the availability of basalt fiber and other raw materials.

We will depend on the timely availability of various raw materials, including basalt fiber, for the manufacture of our products from various different suppliers. Our suppliers are located in the United States and abroad. We are subject to the risk that our suppliers will be unable to provide us with sufficient or satisfactory supply of raw materials for us to maintain production levels necessary to satisfy customers. The processes used to produce extremely fine denier, high tenacity basalt fiber is extremely meticulous and slow, and can be adversely affected by myriad issues which can affect the delicate melting process, the platinum bushings, or other advanced process elements. Additionally, such issues could adversely impact our suppliers’ ability to provide quality raw materials on a timely basis, which in turn could adversely affect our ability to obtain raw materials and conduct business.

Volatility in prices for raw materials may materially, adversely impact our prices.

Depending on our customer demand and availability of raw materials, we may be faced with having to source and purchase raw materials from alternative suppliers, and/or at prices that are above the current market price, or in greater volumes than available. Additionally, other factors such as added capacity of competing steel and/or alternative FRP’s could create negative pricing pressure, which would negatively affect our profit margins.

There are risks associated with the limited number of basalt fiber manufacturers worldwide, who possess a finite capacity to produce fine micron basalt roving that is incorporated into BasaFlex. In the event these manufacturers lack the desire or ability to invest in additional capacity on a timely basis, we may be faced with an inadequate supply of raw material to meet our growth plan. In such an event, it may become necessary to develop a controlled source of basalt fiber, including acquiring or developing a smelting plant to meet our own demand, which will be a costly process and take time and may not be consummated on desirable terms, or at all.

In addition, socioeconomic and political events beyond our control could lead to a shortage of basalt or volatility in the prices for basalt. The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our secondary supplier, UWF/Kamenny Vek. While we are managing through this particular challenge, similar or worse shortages of, or volatility in the price of, basalt could adversely eaffect our business and results of operations.

Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

Our business plan will be driven in material part by our ability to enter into contracts funded by federal, state and local governmental agencies. Our contracts with these governmental agencies would generally be subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance, and accounting and often include express or implied certifications of compliance. Further, government contracts typically provide for termination at the convenience of the customer with requirements to pay us for work performed through the date of termination. We may be subject to claims for civil or criminal fraud for actual or alleged violations of these various governmental regulations, requirements, or statutes. Further, if we fail to comply with any of these various governmental regulations, requirements, or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration or similar workplace safety violations, any government contracts to which we are a party could be terminated, and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Even if we have not violated these various governmental regulations, requirements or statutes, allegations of violations could harm our reputation and require us to incur material costs to defend any such allegations or lawsuits. Should one or more of these events occur, it could have a material adverse effect on our business, financial condition, and results of operations.

If we do not comply with certain federal or state laws, we could be suspended or debarred from government contracting, which could have a material adverse effect on our business.

Various statutes to which our operations are or may in the future be subject, including laws prescribing a minimum wage and regulating overtime and working conditions, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the federal and various state statutes provide for discretionary suspension and/or debarment in certain circumstances, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain, or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts of a particular case and the statutory or regulatory grounds for debarment. Any suspension or debarment from government contracting could have a material adverse effect on our business, financial condition, and results of operations.

Our industry is seasonal and subject to adverse weather conditions, which can adversely impact our business.

Construction operations occur outdoors. As a result, seasonal changes and adverse weather conditions can adversely affect our business operations through a decline in both the need for and use of our products. Adverse weather conditions such as extended rainy and cold weather in the spring and fall could reduce demand for our products and reduce sales. Major weather events such as hurricanes, tornadoes, tropical storms, and heavy snows could also adversely affect our ability and the ability of our customers to conduct business. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Thus, our business is likely to be seasonal and subject to fluctuation accordingly.

Changes in the global, national, and local economic environment impacting the construction industry may lead to declines in the construction industry and the demand for our products by our customers.

We plan to sell our products primarily to the construction industry. The construction industry is cyclical and can exhibit a great deal of sensitivity to general economic conditions.  Low demand from the construction industry could adversely impact our financial position, results of operations and/or our cash flows. Economic or other conditions that adversely impact the global, national, or local construction industry may be novel and singular, in nature, such as the COVID 19 virus, or more seasonal and recurring, such global building supply chain shortages, interest rate fluctuations which impact new construction, lack of government funding for construction initiatives. These conditions, most of which will be beyond our control, could adversely impact business and results of operations.

Changes to accepted trade practices, trade agreements, or imposition of tariffs may adversely impact supply and pricing of certain raw materials.

Political events, such as the imposition of tariffs or the dissolution of trade agreements, may negatively impact supply chain and other factors related to our business.  Such events could materially impact supply and pricing of critically necessary raw materials for manufacture of our products. For example, the basalt fiber roving, the primary raw material used in the manufacture of BasaFlex, and our other products is sourced from many parts of the world, and any such events could materially impact our supply and/or pricing. These events could also adversely impact the construction industry and demand for our products in general. Impacts from such events could adversely impact business and results of operations.

General Business Risks Associated with Our Company

There may be legacy issues (including potential liabilities) arising from or associated with prior management and prior business operations, including potential litigation.

Our company has been in operation since 2006 and as a public company since 2009. During this time, our company has entered and exited several businesses and has undergone three name changes. Current management has only been engaged since with our company since 2019, and in that time has had to address several legacy issues which arose under our previous management, including the recent settlement of the lawsuit with Raw Energy, and the resolution of the judgment awarded to the California State Teachers Retirement System, among others. As such, we face the risk that all prior issues and resulting potential liabilities have not been identified, resolved, or accounted for, and if we are required to addresses any new issues as they arise, our management may become distracted from fulfilling our business objectives and we may be faced with unforeseen costs, expenses and liabilities which could damage our reputation and adversely impact our results of operations.

If we fail to manage our anticipated growth, our business and operating results could be harmed.

If we do not effectively manage our anticipated growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage our potential growth, we will need to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and allocation of valuable management resources, especially as we add additional manufacturing capacity to our primary facility in Pompano Beach, Florida or invest in satellite manufacturing facilities. We also need to manage our sub-tier suppliers of the equipment necessary to support our growth. If planned or additional required improvements are not implemented on a timely or cost-effective basis, or they are not implemented at all for any reason, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. As our manufacturing equipment is wirelessly controlled and operated, and the tracing data (which is required for necessary certifications) our equipment produces is stored electronically, our business depends on the security, reliability, and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation. Advanced cybersecurity threats, such as computer viruses, attempts to access information, and other security breaches, are persistent and continue to evolve, making them increasingly difficult to identify and prevent. Protecting against these threats may require significant resources, and we may not be able to implement measures that will protect against all the significant risks to our information technology systems. In addition, we rely on third party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and any breach of security on their part could impair our ability to effectively operate. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.

We will not be insured against all potential losses and could be seriously harmed by natural disasters, catastrophes, pandemics, theft, or sabotage.

Our products are currently produced at a single location, and many of our business activities involve or will involve substantial investments in manufacturing. Our facility could be materially damaged by natural disasters such as floods, tornados, hurricanes (particularly given our location in South Florida), fires, earthquakes, pandemics or by theft or sabotage. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations.

We could face potential product liability and warranty claims, we may not accurately estimate costs related to such claims, and we may not have sufficient insurance coverage available to cover such claims.

Our products are anticipated to be used in a wide variety of residential, commercial, and industrial applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may, in the future, incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether successful or not, could result in adverse publicity to us, which could cause our sales to decline. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise, or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our business, financial condition, and results of operations. In addition, consistent with industry practice, we provide warranties on many of our products. We may experience costs of warranty claims (limited to replacement) when the product is not performing to the satisfaction of the claimant even though it has not caused harm to others or property. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. Warranty claims are not insurable.

Risks Related to Our Securities

There is a risk that we may not be able to consummate our contemplated Re-IPO.

Under the terms of our August 2021 Private Placement, we are required to conduct a Re-IPO whereby we will seek to raise additional funding in a registered underwritten offering and concurrently list our common stock on a national securities exchange. We are presently in default of our obligations under the terms of the August 2021 Private Placement to file a registration statement for the Re-IPO, and are accruing liquidated damages as a result to the investors in the August 2021 Private Placement, which we may not have the cash resources to pay. Moreover, investors are cautioned that the Re-IPO may not take for any number of reasons, many of which are beyond our control. You should not invest in our company in reliance on the fact that the Re-IPO will take place. If the Re-IPO does not occur, our common stock would still be quoted on the OTCQB Market, but your opportunity for liquidity in your common stock would be significantly limited.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

We may issue a significant number of shares of common stock upon conversion of outstanding convertible notes, or upon exercise of warrants, including the Warrant As and Warrant Bs issued in our August 2021 Private Placement and our early 2022 private placement. As of the date of this Annual Report, approximately 153,131,931 shares of common stock are reserved for issuance under our outstanding convertible notes, options, and warrants. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock, and could make it more difficult for us to raise funds in the future through private or public offerings of our securities.

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock is listed for quotation on the OTCQB Market, which is not as liquid a market as a national securities exchange such as NASDAQ. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Trading in our common stock is subject to special sales practices and may be difficult to sell.

Our common stock is subject to the SEC’s “penny stock” rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established distributors or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our stockholders to sell their securities in any market that might develop.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

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

The conversion of our outstanding secured convertible promissory note will result in dilution to existing stockholders and could negatively affect the market price of our common stock.

At the date of this Annual Report, we have an outstanding 20% secured promissory note in the aggregate principal amount of $1,689,745, convertible at the option of the principal holder (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) into shares of our common stock at a price per share equal to $0.275. If this note is converted into shares of common stock, our issued and outstanding shares would increase. In the event a market for our common stock develops, to the extent that the holder of this note converts such note, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that the holder converts such note and then sell the underlying shares of common stock in the open market, our common stock price may decrease.

The principal holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

The principal holder of the $1,689,745 convertible note mentioned above (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) is party to a security agreement with us granting such holder a secured interest in all of our assets. In addition, our agreements with this principal note holder contain a negative covenant explicitly requiring such holder’s consent in order for us to incur any debt or issue of any equity securities. The interests of such debt holder are senior to the rights of our common stockholders and may impede our ability to obtain new financing. Furthermore, such holder’s interest may not coincide with the interests of other stockholders, and such holder may become subject to conflicts of interest given its affiliation with one of our directors. These conflicts may not be resolved in favor of our common stockholders.

The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 35.11% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

As of the date of this Annual Report, our principal stockholders, officers, and directors beneficially owned approximately 35.11% of our common stock. As a result, our principal stockholders, officers, and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Certain accredited investors control large blocks of restricted common stock.  Sale of large blocks of common stock could materially impact our stock price.

Historically, we have raised funds from accredited investors through the sale of restricted common stock.  Generally, common stock sold privately to accredited investors has certain resale restrictions under the securities laws that include elements of minimum holding periods, certain other requirements with respect to financial filings of our company and other requirements.  Once these requirements are met, holders of the restricted common stock are able to remove resale restrictions and sell freely in the open market. As our common stock has a limited market for resale, substantial additional supply of stock caused by previously restricted stock coming into the market for resale could have a materially, negative impact on our stock price.

The issuance of preferred stock could grant rights to investors that are not enjoyed by the holders of our common stock.

Our articles of incorporation authorize the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors. Our articles of incorporation further authorize the Board of Directors to fix and determine the powers, designations, preferences and relative, participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights. In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying, or preventing a change of control of our company. Although we have no present plans to issue additional series or shares of preferred stock, we can give no assurance that we will not do so in the future.

Our inability to remain current on our required securities filings may impact liquidity for certain shareholders and our ability to raise funds.

We rely on third parties to assist us with the preparation of our public filings. Our financial resources may not be sufficient from time to time to be able to cover the costs associated with these third parties’ services.  Failure to remain current on certain public filings may limit the ability of shareholders to avail themselves of safe harbors when attempting to sell their shares, for example under Rule 144 of the Securities Act of 1933, as amended.  In addition, our inability to present current financial information may impact our ability to raise additional funds and would further require us to pay cash liquidated damages to the investors in the August 2021 Private Placement.

The number of shares of our common stock issuable upon the exercise outstanding warrants is substantial.

As of the date of this Annual Report, we had warrants outstanding that were exercisable for an aggregate of 142,434,090 shares of common stock. The shares of common stock issuable upon exercise of these warrants is substantial, currently constituting approximately 57% of the total number of shares of common stock currently issued and outstanding. Therefore, the exercise of a large number of these warrants and public sales of the shares of common stock underlying these warrants would cause substantial dilution to our stockholders and could adversely impact the price of our common stock from time to time. The timing for such dilution and adversely price impact is uncertain as we have no control over when warrants held by third parties will be exercised. For more information regarding the terms of our warrants, please refer to the footnotes accompanying the audited and unaudited financial statements included as part of this Annual Report.

Adjustments to the conversion price for certain of our warrants will dilute the ownership interests of our existing stockholders.

Under the terms of certain of our outstanding warrants (notably the Warrant As and Warrant Bs issued in our August 2021 and January 2022 private placements), the exercise price of such warrants may be adjusted downward in certain circumstances. If a downward adjustment were to occur in the exercise price of such warrants, the exercise of such warrants would result in the issuance of a significant number of additional shares of our common stock and cause significant dilution. Moreover, the public sale of such shares could adversely impact the price of our common stock from time to time.

Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors, including the following:

•	our ability to develop and implement our business plans;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	changes in financial or operational estimates or projections;
•	conditions in markets generally;
•	changes in the economic performance or market valuations of companies similar to ours; and
•	general economic or political conditions in the United States or elsewhere.

In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

We may issue a significant amount of shares of common stock in the future, including shares of common stock upon conversion of preferred stock or convertible notes we have or may issue, or upon the exercise of warrants currently outstanding or which we may issue in the future. Future sales of a substantial number of shares of these shares of common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock, and could make it more difficult for us to raise funds in the future through public or private offerings of our securities.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this Annual Report. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

Activist investors or other stockholders who disagree with our management (including legacy stockholders of our company from a time prior to the commencement of our current business plan) may attempt to effect changes in our strategic direction and how our company is governed or may seek to acquire control over our company. Some investors (commonly known as “activist investors”) seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Activist campaigns can also seek to change the composition of our Board of Directors, and campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. In addition, perceived uncertainties as to our future direction that can arise from potential changes to the composition of our Board of Directors sought by activists may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers or other partners, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could divert our management’s attention from our business or cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, all of which could have a material adverse effect on our company.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (or the Code), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (or NOLs) and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Nevada corporation, and the anti-takeover provisions of the Nevada law may discourage, delay or prevent a change in control by, among other things: (i) prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders and (ii) making it more difficult to remove our directors and officers, which might discourage transactions that could involve payment to stockholders of a premium over the market price of our securities.

In addition, our certificate of incorporation, as amended, and our amended and restated bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. In particular, our certificate of incorporation, as amended, and our amended and restated bylaws, among other matters:

•	permit our Board of Directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences, and privileges as they may designate;
•	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice; and
•	do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, product approval, production and supply dates, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in this Annual Report should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends for the foreseeable future. Therefore, you should not invest in our common stock in the expectation that you will receive dividends.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal office is leased and located at 2041 N.W. 15th Avenue, Pompano Beach, FL 33069. The lease is for approximately 36,900 square feet of space, which includes our corporate office and our production floor. We believe the facility is adequate to support our current operations, although we have and may continue to explore securing alternative or additional manufacturing or corporate facilities.

Item 3.	Legal Proceedings.

In the ordinary course of operations, the Company may become a party to legal proceedings which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. However, to our knowledge, we are not currently subject to any legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Number of Stockholders

Our common stock is listed on the OTCQB Market under the symbol “BASA.”

As of March 31, 2022, there were 282 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends or other dividends for the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Repurchases of Common Stock

Not applicable.

 Unregistered Sales of Equity Securities and use of Proceeds

All of the issuances referred to in this section were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended, provided for under Section 4(a)(2) or Regulation D under such Act.

Issuances in 2022

On January 28, 2022 and February 3, 2022, we conducted the initial closings of a private placement offering consisting of up to $5,000,000 of units at a price of $0.33 per Unit. Each Unit consists of: (i) one share of our common stock (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one share of common stock at $0.33 per share.  At these initial closings, an aggregate of $600,000 worth of Units were sold. The investors participating in the initial closings included affiliates of USS, one of our strategic commercial partners (including Manuel Rodriguez, one of our directors and individuals or entities with whom USS and its affiliates do business within the construction industry (collectively, “Strategic Investors”. We anticipate that all investors in this offering will qualify as Strategic Investors who are introduced to the us by Mr. Rodriguez and his associates. In connection with these initial closings, we entered into definitive securities purchase agreements with the Strategic Investors and issued an aggregate of 1,818,182 shares of common stock, Warrant As to purchase up to an aggregate of 1,818,182 shares of common stock, and Warrant Bs to purchase up to an aggregate of 1,818,182 shares of common stock (for an aggregate of 3,636,364 warrant shares). This offering is ongoing as of the date of this Annual Report.

Issuances in 2021

We entered into a consulting agreement with Integrous Communications on May 17, 2021 for investor communications services in exchange for shares of restricted common stock as compensation. During the year ended December 31, 2021, we issued a total of 518,182 shares of common stock with execution date fair values ranging from $0.275 to $0.299 per share or a total value of $149,700.

We entered into a consulting agreement with Bridgeview Capital on July 9, 2020 for services in exchange for restricted common stock as compensation. During the year ended December 31, 2020, we issued a total of 600,000 shares of common stock to Bridgeview Capital with an execution date fair value of $0.29 per share or $174,000. During the year ended December 31, 2021, we issued a total of 1,050,000 shares of common stock with execution date fair values ranging from $0.23 to $0.35 per share or a total value of $304,500.

We entered into a consulting agreement with Seth Shaw on October 13, 2020 in exchange for restricted common stock as compensation for the consulting services. No shares were issued during the year ended December 31. 2020. During the year ended December 31, 2021, we issued Mr. Shaw a total of 750,000 shares of common stock with execution date fair values ranging from $0.23 to $0.35 per share or a total value of $217,500.

On January 26, 2021, an investor exercised 1,000,000 warrants for restricted common shares at a strike price of $0.1235 per share in exchange for $123,500.

On January 26, 2021, we issued the 200,000 restricted common shares to the investor in exchange for the funds received and recorded as a subscription liability of $40,000 on December 31, 2020.

On February 11, 2021, we issued 250,000 unrestricted common shares to an investor in exchange for $50,000.

On August 3, 2020, we issued a secured convertible promissory note bearing an interest rate of 20% per annum and payable in six months to The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) and certain other accredited investors (together with the Trust, the “Holders”) in exchange for $1,000,000. The Trust was the holder of $750,000 of the principal amount of this note. The Trust was created by the parents of Ronald J. LoRicco Sr. (a member of our Board of Directors) and is maintained by an independent trustee. Mr. LoRicco does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust. The Holders may convert the unpaid principal balance of the note into shares of restricted common stock at $0.275 per share.

On February 12, 2021, we issued an amended and restated secured convertible promissory note to the noteholders in exchange for $1,610,005 bearing an interest rate of 20% per annum and payable in three months. The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, we issued to the Holders, on a pro rata basis, 15,000,000 five-year common stock warrants with an exercise price of $0.20. On May 12, 2021, we extended the maturity of this note for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable in 9 months. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the note, we issued to the holders, on a pro rata basis, 7,500,000 5-year common stock warrants with an exercise price of $0.35.

On March 29, 2021, an investor purchased 127,128 restricted common shares from us in exchange for $23,900.

On April 5, 2021, we issued the 127,128 restricted common shares to the investor in exchange for the funds received and recorded as a subscription liability of $23,900 on March 31, 2021.

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

From June 10 to June 24, 2021, we issued a total of 608,541 restricted common shares to 14 investors r in exchange for $217,877.

On August 17, 2021, we conducted the closing of a private placement offering to accredited investors (in which Aegis Capital Corp. acted as placement agent) of units at a price of $0.275 per Unit, with each Unit consisting of: (i) one (1) share of common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one (1) share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one (1) share of common stock at the $0.33 per share (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of our company. In connection with the August 2021 Private Placement, we entered into definitive securities purchase agreements with 19 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant As to purchase up to an aggregate of 19,398,144 shares of common stock, and Warrant Bs to purchase up to an aggregate of 19,398,144 shares of common stock (for an aggregate of 38,796,288 shares of common stock underlying the Warrant As and Warrant Bs), for aggregate gross proceeds to us of approximately $5,334,490.

On September 3, 2021, we entered into a consulting agreement with Frederick Berndt for strategic planning and financial markets services in exchange for shares of restricted common stock and cash compensation of $12,500 per month. The term of the agreement is for twelve months with the option for renewal quarterly for a maximum of two years from the effective date of the agreement. During the year ended December 31, 2021, we issued warrants to purchase a total of 1,025,000 shares of common stock to Mr. Berndt at exercise prices ranging from $0.30 to $0.33 per share with a total execution date fair value of $265,933.

On November 22, 2021, we issued 101,364 shares of common stock to Capital Events Management, an affiliate of Integrous Communications, at a grant date fair value of $0.275 per share or $28,875. The grant date fair value was determined pursuant to the existing Integrous contract.-This amount was charged to stock-based compensation during the year ended December 31, 2021.

On December 10, 2021, we issued to USS, a strategic partner, a warrant to purchase 40,000,000 shares of common stock (only 20,000,000 of such shares being vested), exercisable at a price of $0.33 per share with a grant date fair value of $3,907,973.

Issuances in 2020

In April 2020, we issued 4,166,667 restricted common shares, par value $.001 per share, in exchange for the $416,667 received in the prior period from investors.  The investors also received 4,000,000 five-year warrants with an exercise price of $0.30 per share and 16,667 five-year warrants with an exercise price of $0.40 per share.

In June 2020, we received $200,000 from investors in exchange for 912,409 restricted common shares, par value $.001 per share, for $0.1096 per share and 961,538 restricted common shares, par value $.001 per share, for $0.104 per share.  Both investors received equal amounts of five-year warrants with an exercise price to be determined as the greater of: (a) three times the purchase price for the common shares pursuant to the subscription agreement; or (b) the price equal to 80% of the lowest open market closing price of the common shares during the twenty trading days preceding the 120th calendar day after the purchase date.

On June 24, 2020, noteholders including entities managed by Ronald J. LoRicco, Sr., a member of the Board of Directors, converted their convertible notes payable with a principal balance of $360,000. The noteholders converted all principal and accrued interest (where applicable) under these notes in the amount of $367,163 (which includes interest accrued through June 24, 2020) in exchange for 3,125,201 restricted common shares.  As part of the convertible note agreements, the noteholders were issued five-year warrants of an equal amount.

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

On August 3, 2020, we issued an unsecured convertible promissory note to an accredited investor in exchange for $10,000 bearing an interest rate of 18% per annum and payable in six months. We were to pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity.  The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of us at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to us of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share.  On February 16, 2021, we paid the accredited investor the total amount due of $11,007, which included $1,007 of accrued interest.

On August 3, 2020, we issued an unsecured convertible promissory note to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000 bearing an interest rate of 18% per annum and payable in six months. We were required to pay interest on the unconverted and then outstanding principal amount of the note at a rate of 18% per annum, accrued monthly for the first four months of this note and payable thereafter until the maturity date of February 3, 2021, unless the note is converted or prepaid prior to maturity. The holder may convert the unpaid principal balance of the note into restricted common stock, par value $0.001 per share, of us at the conversion rate equal to the per share cash price paid for the shares by any third-party investor(s) with total proceeds to us of not less than $500,000 (the “conversion price”); provided, however, in no event shall the conversion price ever be less than $0.01 per share. On February 16, 2021, we paid the Chairman the total amount due of $27,518, which included $2,518 of accrued interest.

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

On September 28, 2020, we received $90,000 from an accredited investor to purchase 300,000 restricted common stock.  The restricted common stock had not been issued as of September 30, 2020, and therefore, is represented as a subscription liability.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

The following is a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the years ended December 31, 2021, and 2020. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, and our audited and unaudited consolidated financial statements and accompanying notes included in this Annual Report.

On May 30, 2006, our company was formed as a Nevada corporation under the name Nevada Processing Solutions, Inc. Currently, through our wholly owned subsidiary, Basanite Industries, LLC, a Delaware limited liability company (“BI”), we manufacture a range of “green” (environmentally friendly), sustainable, non-corrosive, lightweight, composite products used in concrete reinforcement by the construction industry. Our core product is BasaFlex™, a basalt fiber reinforced polymer reinforcing bar (“rebar”) which we believe is a stronger, lighter, sustainable, non-conductive, and corrosion-proof alternative to traditional steel.

Our two other main product lines are BasaMix™, which are fine denier basalt fibers available in various chopped sizes, and BasaMesh™, a line of Basalt Geogrid Mesh Rolls, intended to replace welded wire mesh (made of steel) and other fiber reinforced polymer grids and mesh.

While we believe our products have great market potential and have begun to gain some acceptance in the market (as evidenced by the beginning of revenue growth which occurred in 2021 as discussed below), we are currently conducting relatively limited operations due to a lack of adequate funding. We are working to secure additional funding to increase our manufacturing capacity to meet what we believe will be increasing demand for our products, but until such funding is obtained, there will remain substantial doubt regarding our ability to continue as a going concern.

Material Factors Impacting Our Operations

COVID-19

The pandemic caused by the novel coronavirus (known as “COVID-19”) and governmental and other efforts to curb the spread of the pandemic has caused great disruption to the U.S. national and international economies. We have been adversely impacted by COVID-19 in that we have been required to temporarily suspend operations during 2020 due to necessary quarantines, and the impact of COVID-19 on the construction industry we service has been significant. Government mandated shutdowns and other measures held less of an impact on our business during 2021, although we did have personnel absent for periods during the year due to COVID-19. Moreover, the continued prevalence of COVID-19 or outbreaks of new variants thereof could disrupt our supply chain, as well as our own operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to illness affecting others in our office or plant, or due to additional necessary quarantines. COVID-19 could also impact members of our Board of Directors as well as key providers of services to us, which could adversely impact the management of our affairs. Additionally, as the COVID-19 pandemic continues to develop, we may be required to continue to spend time and resources in monitoring and adhering to government regulations that impact both our company and our customers and potential customers as necessary, which could also adversely impact our business and results of operations. We continue to monitor our operations and applicable government recommendations and requirements.

Inflation & Interest Rate Sensitivity

In the past two fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021 and into 2022, the U.S. economy has entered into a period of increasing inflation. Should inflation persist or increase, interest rates rise and could have a significant effect on the economy in general and, thereby, could affect prices for raw materials we use, demand for our products, our ability to attract and retain skilled labor and our future operating results.

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

War in Ukraine

The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our secondary supplier, UWF/Kamenny Vek. However, our primary supplier Mafic is US based, and has ample capacity to support our current and anticipated future needs with 100% domestic source of raw materials. Nonetheless, we are currently qualifying alternate material from other suppliers to preserve our options.

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. BI is currently testing products at two independent laboratories in the pursuit of ICC-ES certification, which is expected during the second quarter of 2022, and a Florida Department of Transportation (“FDOT”) production facility approval, which is expected in the third quarter of 2022 (we are already selling to FDOT projects on an individual basis through exemptions or specs). The FDOT approval will allow us to bid on any project approved for BFRP. Until we have obtained these additional approvals, our opportunities to bid on certain projects will be limited.

Results of Operations

Revenue – We had $193,194 of revenues as a result of sales of finished goods sold for the year ended December 31, 2021, compared to $7,161 in the prior year. While the increase in revenue in the year over year periods was material due to our ability to sell some BasaFlex™ product in 2021, overall revenues have been minimal due to our lack of funding and as a result our continuing shift in focus to the scaling of production and inventory during both periods.

Cost of goods sold – During the year ended December 31, 2021, we had cost of sales of $1,970,194 compared to $4,487 in the prior year. During 2021 we began our production activities -- first activities were to build test articles for two sets of independent lab tests, and then the commencement of building finished goods inventory.  Most of the cost of goods sold is related to inventory valuation, not to sales. However, we lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace.

Operating Expenses

Selling, general, and administrative expenses – During the year ended December 31, 2021, selling, general, and administrative were $8,018,152 compared to $2,988,632 in the prior year. The primary components of selling, general, and administrative expenses were as follows:

•	Stock based compensation – During the year ended December 31, 2021, stock based compensation was $5,043,112 compared to $165,590 in the prior year. We issued vested warrants to purchase 20,000,000 shares of common stock with a fair value of $3,907,973 to a strategic partner (USS) controlled by a director (Manuel A. Rodriguez). During the year ended December 31,2021, we also issued warrants with an aggregate fair value of $900,960 to consultants, and options to directors with a fair value of $263,780.

•	Payroll and payroll taxes – During the year ended December 31, 2021, payroll and payroll taxes were $1,153,540 compared to $837,348 in the prior year. We retained a total of 23 employees at the period end December 31, 2021, as compared to 13 employees at the close of the December 31, 2020 period.

•	Professional fees – During the year ended December 31, 2021, professional fees were $775,004 compared to $438,749 in the prior year. The increase was primarily due to legal fees incurred with regard to our fundraising activities.

•	Consulting Fees – During the year ended December 31, 2021, consulting fees were $544,560 compared to $270,525 in the prior year. The increase was due to consulting agreements connection with our fundraising activities and to an increase in compensation to our current Chief Executive Officer and President and acting interim Chief Financial Officer.

•	Facilities and related costs – During the year ended December 31, 2021, costs related to our facilities were $36,852 compared to $481,084. These costs consisted primarily of rent in the amount of $25,696 and utilities in the amount of $10,431. The decrease was because the majority of rent and utilities expense was charged to cost of goods sold in the current year.

•	Investor relations – During the year ended December 31, 2021, investor relations costs were $148,517 compared to $29,838 in the prior year. The increase was due to increased capital markets communications.

•	Depreciation and amortization – During the year ended December 31, 2021, depreciation and amortization was $8,560 compared to $117,340 in the prior year. The decrease was because the majority of depreciation expense was charged to cost of goods sold in the current year.

Other Income (Expenses)

Gain on settlement of legal contingency - During year ended December 31, 2021, we had a gain of $409,127 on the settlement of legal contingencies. There were no comparable transactions in the prior year.

Gain on sale of asset – We recorded a gain on the sale of assets in the amount of $40,838 in the prior period; there was no comparable transaction during year ended December 31, 2021.

Gain on settlement of payables - During year ended December 31, 2021, we had a gain of $39,902 compared to $293,678 in the prior year. The gain in the current year is due to the settlement of various accounts payable amounts. The gain in the prior year is due to the forgiveness by prior management of accrued wages.

Miscellaneous income - During the year ended December 31, 2021, miscellaneous income was $0 compared to $70,817 in the prior year. The decrease is due to the net settlement of $125,000 less the contingency fee and expenses paid to the attorney for litigation which occurred in the prior year.

Loss on extinguishment of debt - During the year ended December 31, 2021, we had a loss of $6,743,015 compared to $56,948 in the prior year. The increase in loss is due to the settlement of various long-standing debts for warrants which exceeded the value of the debt. For more information about these transactions refer to footnote 6 of the financial statements included in this Annual Report.

Loan forgiveness - During the year ended December 31, 2021, we had loan forgiveness income of $124,143 compared to $0 in the prior year. The increase was due to the forgiveness of a loan from the U.S. Small Business Administration under the Paycheck Protection Program.

Interest expense - During the year ended December 31, 2021, interest expense was $512,418 compared to $898,257 in the prior year. The decrease is primarily due a decrease in the principal amount of debt outstanding during current period.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and generated negative cash flows in operations. As of December 31, 2021, we had an accumulated deficit of $46,121,210. At December 31, 2021, we had cash of $109,514 compared to $259,505 at December 31, 2020, and as of the date of this Annual Report, we have minimal cash on hand, and any funds we can presently raise (either from revenue generating operations or through investment) are rapidly consumed.

Also, we have incurred and continue to incur significant general and administrative and other expenses associated with our product development and the establishment and proposed expansion of our manufacturing facility, beginning revenue generating operations, developing our business model, stock-based compensation and operating as a public company. We expect operating losses to continue for the foreseeable future, and we presently require and expect to continue to require substantial additional financing for continued support of our BFRP manufacturing business until we can generate sufficient revenues to achieve positive cash flow.

Furthermore, we currently owe approximately $1,690,000 plus $338,000 of accrued interest under a 20% Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald LoRicco. This note matured on February 12, 2022, and as of the date of this Annual Report, no event of default has been called by the note holder. In addition, in April 2021, we entered into six simple Promissory Notes with certain related parties and their associates for total proceeds $595,000. These notes each carried a 12-month term at 18% simple interest, and are now due or about to come due.  The accumulated interest under these notes is currently approximately $107,000. Given our limited cash resources at this time, we have been unable to repay this indebtedness. While we may seek to extend the maturity dates of this indebtedness, we may be unsuccessful in doing so. If all or any of these note holders elect to call an event of default under these notes, we may have increased difficulty raising additional funds and we could be forced into bankruptcy.

All of these conditions raise substantial doubt about our ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted common stock and the issuance of warrants and promissory notes. We will continue our fundraising efforts until we have obtained positive cash flow to cover our expenses. No assurances can be given that the Company will be successful in raising future capital.

Notwithstanding proceeds from the sale of our common stock during 2021 and early 2022, current working capital and projected sales revenue are insufficient to maintain our current operations. In order to scale up our manufacturing operations and reach the level of sales revenue sufficient to provide positive cash flow, we require funding of both our expansion plan and our operating deficit through the scaling period. We will attempt to raise this capital through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured, and our business might fail.

Cash Flows

Net cash used in operating activities amounted to $4,507,418 and $2,799,499 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we used $2,346,483 net cash for investing activities compared to $339,586 used in the prior fiscal year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine, for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

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

During the year ended December 31, 2021, we had $6,703,910 net cash provided by financing activities compared to $3,269,438 in the prior year. Sale of common stock shares for $5,178,163; borrowing of $2,121,247 from the issuance of convertible and short-term notes payable, including from related parties; less $595,500 of principal repayments on notes and convertible notes, including to related parties, provided the net cash during the year ended December 31, 2021. Additionally, a note payable in the amount of $300,000 was exchanged for 6,000,000 five-year warrants on May 21, 2021.

Summary of Critical Accounting Policies

Inventory

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value.

Use of Estimates

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by us. Management does not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or operating results. See note 3 to the accompanying audited financial statements for further information.

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

Our management, under the supervision and with the participation of our Chief Executive Officer, President and acting interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021.

Because of the identified material weaknesses on internal control over financial reporting, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer, President and acting interim Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting has a material weakness and is not effective as of December 31, 2021. This weakness consists of an overall lack of a sufficient control environment to produce materially correct financial statements, including a lack of US GAAP expertise for the types of transactions we have been involved in, a lack of segregation of duties, and a lack of entity level controls due to no independent audit committee.

As a result of the identified material weakness, we are working to establish remediation plan which includes hiring additional resources (including a permanent Chief Financial Officer), creating an independent audit committee, and engaging outside consultants as needed to assist in the evaluation of non-recurring and unusual transactions and to increase the capacity of our accounting department to serve operational, compliance and reporting needs.

Changes in Internal Control over Financial Reporting

Except as noted above, no change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position
Simon R. Kay	59	Chief Executive Officer & President; Acting Interim Chief Financial Officer
Michael V. Barbera	68	Chairman of the Board of Directors
Ronald J. LoRicco, Sr.	57	Director
Paul M. Sallarulo	65	Director
Adam Falkoff	54	Director
Manuel A. Rodriguez	60	Director
Frederick H. Tingberg Jr.	63	Director

Biographical Summaries of Directors and Executive Officers

The following are biographical summaries of the experience of our directors and executive officers:

Simon R. Kay has served as our Chief Executive Officer and President and Acting Interim Chief Financial Officer since March 2022. He previously served as the interim acting Chief Executive Officer and President since March 2020. He also has served as our Acting Chief Financial Officer since March 2020. Mr. Kay has an extensive record of achievement directing business, sales, new product development, and operations management with the aerospace sector.  His previous experience included roles as COO of Aerospace Technologies Group from 2002 to 2006 and President and CEO from January 2007 to March 2019. Mr. Kay has also worked for divisions of Fortune 500 Companies in both operations management and sales and marketing roles.  From 1996 to 1998 he worked in operations management and sales for Gulfstream Aerospace (a division of General Dynamics) and from 1993 to 1995 he worked in a sales and marketing role for Raytheon Aircraft. Mr. Kay received his Master of Business Administration from Georgetown University in 1990 and his Bachelor of Science in Professional Aeronautics, with a focus in Aviation Business Administration) from Embry-Riddle Aeronautical University in 1988.

Michael V. Barbera has served as our Chairman of the Board since January 2020 and having served as a member of the Board of Directors since February 2019.  Mr. Barbera has served as the Chief Executive Officer of Analytical Maintenance Services, Inc. (“AMS") located in Boca Raton, Florida since 1998. AMS, a privately held company, provides analytical instrument services, instrumentation, comprehensive training courses and general application support to both the chemical and pharmaceutical industries. Mr. Barbera received a Bachelor of Science in Electronic Engineering in 1977 from the Florida Keys Community College and a Bachelor of Professional Studies in Science from Barry University in 1990. Mr. Barbera also served in the United States Navy from 1972 through 1978, where he specialized in Aviation Electronics.

Ronald J. LoRicco, Sr. has served as a member of our Board of Directors since June 2017. Mr. LoRicco is an attorney practicing in the areas of civil litigation, insurance defense, criminal law, estate planning and administration and workers' compensation. He is also admitted to practice in Florida and United States District Court for the District of Connecticut. Mr. LoRicco is a member of the American, Connecticut, and New Haven Bar Associations, American Trial Lawyers Association and Connecticut Trial Lawyers Association. He attended Fairfield University where he received a Bachelor of Arts degree in 1986. He received a Juris Doctor degree from Quinnipiac College School of Law, formerly known as the University of Bridgeport School of Law, in 1989.

Paul M. Sallarulo has served as a member of our Board of Directors since April 2017. He served as Chairman of the Board, President and CEO of Nexera Medical Inc. from July 2006 through 2015.  Previously, Mr. Sallarulo had an extensive financial career in capital markets and investment banking in senior positions with Wachovia Securities, where he was the Senior Vice President from July 2003 through June 2006 and Prudential Securities, where he served as Senior Vice President from October 2001 through July 2003. Additionally, Mr. Sallarulo served as Vice President at Meridian Capital Markets from February 1991 to August 1996. Mr. Sallarulo was appointed Commissioner of the North Broward Hospital District by Florida Governor Jeb Bush for two four-year terms beginning in January of 1999. While there, he oversaw four major hospitals, thirty-eight clinics, six thousand professionals, and a budget in excess of $2 billion, and served as Chairman of the Legal Review Committee from 2002 to 2005, Joint Conference Committee from 2004 to 2006, Broward Health Foundation from 2002 through 2004, Community Relations Committee for Broward General Hospital from 2002 to 2004, and Community Relations Committee for Imperial Point Medical Center from 2005 to 2006, respectively. Mr. Sallarulo served on the Board of Directors of Foss Manufacturing, LLC Company, Board of Trustees of Nova Southeastern University, Chairman of the Board of Governors of Nova Southeastern University - Wayne Huizenga School of Business, President of the International Alumni Association of NSU, Nova Southeastern University College of Dental Medicine Advisory Board, and was inducted as the first Honorary member into Sigma Beta Delta Society – International Honor Society in Business, Management and Administration. Mr. Sallarulo also served as a member of the Planning and Zoning Board of Fort Lauderdale, Broward County Personal Advisory Board Fort Lauderdale, the Fort Lauderdale Marine Advisory Board, and the Economic Development Advisory Board. Mr. Sallarulo was Co-Founder of Broward Bank of Commerce and served on the Board of Directors. Mr. Sallarulo assisted in the sale of Broward Financial Holdings, the parent company of Broward Bank of Commerce, to Home BancShares, parent company of Centennial Bank in 2014. Mr. Sallarulo currently serves on the Regional Board of Directors of Centennial Bank and serves on the Loan Committee, and Strategic Planning Committee. Mr. Sallarulo received his M.B.A from Nova Southeastern University in 1984. Previous to that, Mr. Sallarulo attended Bernard Baruch College from 1978 to 1981 where he obtained his Bachelor in Business Administration, and attended SUNY Adirondack between 1975 and 1977 where he obtained his Associate of Applied Science degree.

Adam Falkoff has served as a member of the Board of Directors since September 2020. Mr. Falkoff has over 20 years of experience in public policy, international relations, and business development. He has advised CEOs of the Fortune 100, Presidents, Prime Ministers, Cabinet Ministers and Ambassadors. Since 2000, Mr. Falkoff has served as the President of CapitalKeys, a bipartisan global public policy and strategic consulting firm based in Washington D.C. His expertise is to successfully help clientele understand, anticipate, and navigate the complex public policy environment as well as strategies for business development driving client revenues. Earlier in his career he served as professional staff in the United States Senate. Mr. Falkoff was a 2018 recipient of the Ellis Island Medal of Honor for service to the United States of America and named in the Power 100 of Washington, D.C. by Washington Life Magazine. Mr. Falkoff has been an invited guest speaker, panelist, and moderator on a wide range of public policy and business development related topics in several industries. He has appeared in The Wall Street Journal, The Palm Beach Post, Politico, Roll Call, The Hill, The Washington Diplomat, Jack O'Dwyer's Newsletter, Capitol File, Washington Life, National Journal, Technology Law Journal, Greenwire, Appliance Magazine, and The Opportunist Magazine. Mr. Falkoff received a B.A. from Duke University and both an M.B.A. and M.I.M. (Master of International Management) from the Thunderbird School of Global Management on an academic scholarship in 1992. Mr. Falkoff also holds a Certificate in International Law from the University of Salzburg, Institute on International Legal Studies.

Manuel A. Rodriguez, 60, has served as a member of the Board of Directors since December 2021.  Since 2004, Mr. Rodriguez as served as a Vice President of Concrete Products of the Palm Beaches, Inc. and the President of each of U.S. Supplies, Inc. and U.S. Construction Supply, Inc.  In these capacities, Mr. Rodriguez leads these companies in all of their principal activities, including concrete product manufacturing and distribution both nationally and internationally, as well as environmental engineering services. Since 2003, he has also served as a Vice President of Beton Brunet, an infrastructure products and services company, where he overseas Southeastern United States operations. Earlier in his career, Mr. Rodriguez held several positions in the construction industry, including as a General Manager of Tri-County Concrete (1992 to 2003), Master Electrician with Stallion Electric (1989 to 1992) and a Geologist with Star Petroleum (1986 to 1989). Mr. Rodriguez is a certified master electrician in the State of Florida and is associated with several construction and concrete industry trade groups.  He earned his B.S. degree in Geology from the University of Florida.

Frederick H. Tingberg, Jr., 63, has served as a member of the Board of Directors since December 2021.  Mr. Tingberg is a construction industry executive with extensive experience in leading construction and rehabilitation projects.  Since 2020, Mr. Tingberg has served as the Chief Executive Officer of his own construction industry consulting company, Technicon Consulting Group, and since 1993, he has served both in two capacities with Lanzo Corporation, an infrastructure construction company, first as Business Development Manager and since 2018 as Chief Operating Officer. At Lanzo, Mr. Tingberg oversaw underground infrastructure construction project operations leading 160 total staff in completing over 20 projects annually. His responsibilities included overseeing safety, environmental compliance, proposals, hard dollar bonded bidding, material selection, purchasing, financial controls, budgeting, and contracts with strategic partners. From 1984 to 1993, he served as Regional Pipe & Supply Area Manager for SEMSCO, a division of Clayton Group. Mr. Tingberg holds several state general contractor licenses and he received a B.S. degree in Materials Engineering from Rensselaer Polytechnic Institute.

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

Committee	Chairman	Board Members
Audit	X	Ronald J. LoRicco, Sr.
Adam Falkoff
Paul M. Sallarulo

Compensation	X	Ronald J. LoRicco, Sr.
Adam Falkoff
Paul M. Sallarulo

Nominating and Corporate Governance	X	Paul M. Sallarulo
Ronald J. LoRicco, Sr.
Adam Falkoff

Audit Committee

Our Board of Directors currently does not have an “audit committee financial expert” serving on its audit committee. Our Board of Directors is currently in the process of obtaining a qualified individual which meets the definition of  “audit committee financial expert”.

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2021 and 2020. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements for the year ended December 31, 2021 and 2020 appearing elsewhere in this Annual Report.

For the year ended December 31, 2021:

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo (1)	$—	$—	$—	$—	$—	$8,438	$8,438
Adam Falkoff (2)	$—	$—	$102,923	$—	$—	$—	$102,923
Michael V. Barbera (3)	$—	$—	$160,857	$—	$—	$—	$160,857
Ronald J. LoRicco	$—	$—	$—	$—	$—	$—	$—

For the year ended December 31, 2020:

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo (1)	$—	$—	$—	$—	$—	$15,665	$15,665

(1) Reflects the value of the portion of health insurance benefits paid by the Company.

(2) Consists of the grant date fair value of options to purchase 500,000 shares of the Company’s common stock at a price of $0.28 per share.

(3) Consists of the grant date fair value of options to purchase 777,778 shares of the Company’s common stock at a price of $0.27 per share.

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2021.

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•	Our principal executive officer or other individual serving in a similar capacity;
•	Our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and
•	Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Warrant Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Simon Kay (1)	2021	$—	$—	$—	$336,298	$336,298
President and Chief Executive Officer; Acting Interim Chief Financial Officer	2020	$—	$—	$—	$261,856	$261,856

David L. Anderson (2)(3)	2021	$195,419	$—	$—	$15,000	$210,419
Chief Operating Officer	2020	$190,000	$—	$—	$15,000	$205,000

Isabella Barbera (4)	2021	$—	$—	$—	$30,994	$30,994
Former Chief Financial Officer	2020	$63,996	$—	$—	$63,929	$127,925

———————

(1) Served as a consultant and advisor to the Board effective January 13, 2020 later transitioning to Interim Acting Chief Executive Officer effective March 9, 2020 and to Chief Executive Officer and President effective March 25, 2022.

(2) Includes reimbursed cost of health Includes insurance of $15,000.

(3) On February 20, 2022, Mr. Anderson resigned from his position and on February 24, 2022 we provided written notice to Mr. Anderson that his resignation had been accepted. Therefore, as of February 24, 2022, Mr. Anderson is not associated with our company.

(4) Includes relocation reimbursement of $15,000 was received as per the employment contract. Ms. Barbera resigned effective July 6, 2020 later serving as a consultant to the Company as Financial Controller. She presently provides no services to the Company. She is the daughter of Michael Barbera, our Chairman of the Board.

Employment Agreement with Simon R. Kay

We entered into an employment agreement, dated March 25, 2022, with Simon R. Kay to serve as our Chief Executive Officer and President and Acting Interim Chief Financial Officer. Mr. Kay had been serving as our  Acting Interim Chief Executive Officer, President, and Chief Financial Officer in a consulting capacity since January 13, 2020. The term of the employment agreement is for an initial period of two years and provides a base salary of $250,000 annually. Mr. Kay is also eligible to receive a cash bonus of $100,000 upon our achievement of both: (i) an uplisting of our company from the OTCQB Market to any tier of the Nasdaq, New York Stock Exchange, or NYSE American; and (ii) our achieving positive cash flow under U.S. generally accepted accounting principles for any fiscal quarter as reported in our filings with the SEC . Mr. Kay has also been issued a five year warrant to purchase an aggregate 2,000,000 shares of our common stock at an exercise price of $0.33 per share, with a “cashless exercise” provision. One million shares of the warrant vested upon execution of the employment agreement, and the remaining one million shares vest on the first anniversary of the execution of the employment agreement. Mr. Kay’s employment agreement replaced our Transition Services Agreement with Mr. Kay described below.

On January 20, 2022, we entered into a Transition Services Agreement (the “TSA”) with Simon R. Kay. Prior to the execution of the TSA, Mr. Kay has been serving as our Acting Interim Chief Executive Officer, President and Chief Financial Officer in a consultant capacity since January 13, 2020 pursuant to a Consulting Agreement between us and Mr. Kay. Our employment agreement with Mr. Kay terminated the TSA, except for those provisions which expressly survive termination.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control, to any of our executive officers or key employees.

How Compensation for our Directors and Executive Officers was Determined

During 2021, our Acting Chief Executive Officer, Simon Kay, was compensated pursuant to a consulting agreement; and our former Chief Operating Officer, David Anderson, were compensated per his employment agreement. Our former Chief Financial Officer, Isabella Barbera, was compensated per a consulting agreement. These agreements were negotiated and approved by our Board of Directors.

2021 Option and Warrant Grants to Executive Officers

None.

2020 Option and Warrant Grants to Executive Officers

None.

Outstanding Equity Awards at Fiscal Year-End

On August 16, 2018, as part of his compensation package for his consulting agreement, David Anderson, prior to being employed as our Chief Operating Officer, received 2,500,000 five-year warrants at a strike price of $0.1235. These warrants remained outstanding at December 31, 2021.

On March 4, 2019, as part of his compensation package for employment, Richard M. Krolewski, our former Chief Executive Officer, was granted immediate vesting in 5,000,000 warrants at a strike price of $0.1235 per share expiring in 5 years. In 2020, he sold 2,500,000 warrants in a private transaction. The private party later exercised one million warrants on January 21, 2021. 4,000,000 of these warrants remained outstanding at December 31, 2021.

On May 23, 2019, as part of her compensation package for employment, Isabella Barbera, our former Chief Financial Officer, was granted immediate vesting in 1,000,000 options at a strike price of $0.55 per share expiring in 10 years. These options remained outstanding at December 31, 2021.

Equity Compensation Plan Information

We do not have a formal equity incentive plan at this time, and therefore we have no securities authorized for such issuance under any such plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of the date of this Annual Report, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is our corporate office at 2041 N.W. 15th Avenue, Pompano Beach, FL 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 248,840,144 of common stock outstanding as of date of this Annual Report.

	Number of Shares	Percentage of
	Beneficially Owned	Shares Outstanding (1)

Named Executive Officers and Directors:
Simon R. Kay (2)	1,000,000	*
Michael V. Barbera (3)	12,753,214	4.98%
Ronald J. LoRicco, Sr. (4)	60,915,912	22.60%
Paul Sallarulo (5)	7,334,493	2.89%
Adam Falkoff (6)	500,000	*
Frederick Tingberg Jr.(7)	33,600	*
Manuel A. Rodriguez (8)	20,919,090	7.68%
All executive officers and directors as a group (7 persons)	103,456,309	35.11%

———————

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date of this Annual Report, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes a vested warrant shares currently held by Mr. Kay to purchase 1,000,000 shares of common stock at $0.33 per share.

(3)	Includes shares currently held by Mr. Barbera and Analytical Maintenance Services, Inc. Profit Sharing Plan, where Mr. Barbera is the trustee. Includes 50,000 shares of common stock issuable upon exercise of common stock purchase warrant exercisable at $0.40 per share, 50,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.60 per share, 200,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.15 per share, 1,000,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.075 per share, 400,195 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 195,522 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 1,500,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.20 per share, and 777,778 shares issuable upon exercise of options to purchase common stock exercisable at $0.27 per share.

(4)	Includes shares held by RVRM Holdings, Inc., First New Haven Mortgage Company, LLC and LoRi Co., which are controlled by our director, Ronald J. LoRicco, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share, 397,269 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 11,250,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.20 per share, and 5,625,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.35 per share. In addition, an entity related to Mr. LoRicco currently holds a $1.6 million secured convertible note that does not have a stated conversion rate, but cannot convert for any less than $0.01 per share.

(5)	Includes shares currently held by Mr. Sallarulo in addition to 250,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share and 1,500,000 shares of common stock issuable upon exercise of common stock warrants exercisable at $0.20 per share.

(6)	Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options held by Mr. Falkoff exercisable at $0.25 per share.

(7)	Includes shares currently held by Mr. Tingberg including 1,212,121 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share.

(8)	Includes shares currently held by Mr. Rodriguez in addition to 20,606,060 shares issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share, 20,000,000 of which are held by U.S. Supplies, Inc., an entity controlled by Mr. Rodriguez.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a party to any related party transaction, including transaction in which:

•	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years, and
•	A director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

Additional information regarding these transactions can be found in notes 6, 7 and 9 to the accompanying financial statements.

On January 16, 2020, we entered into a demand note agreement with our Chairman of the Board, Michael V. Barbera, in the amount of $50,000. The note had a term of 6 months bearing an interest rate of 10% per annum.

On January 16, 2020, we entered into a demand note agreement with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in the amount of $50,000. The note had a term of 6 months bearing an interest rate of 10% per annum.

On April 13, 2020, the two demand notes payable entered on January 16, 2020 for $50,000 each from related parties was exchanged for convertible debt. The noteholders, Michael V. Barbera, our Chairman of the Board and an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, converted the promissory notes. Mr. Barbera converted the promissory note of $50,000 and accrued interest of $2,440 on June 26, 2020 in exchange for 397,269 restricted common shares and 397,269 five-year warrants with an exercise price of $0.396 per share. Mr. LoRicco converted the promissory note of $50,000 and accrued interest of $2,826 on July 21, 2020 in exchange for 400,195 restricted common shares and 400,195 five-year warrants with an exercise price of $0.396 per share.

On June 26, 2020, an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, converted a promissory note of $150,000 and accrued interest of $3,542 in exchange for 1,163,201 restricted common shares and 1,163,201 five-year warrants with an exercise price of $0.396 per share.

On July 8, 2020, we negotiated with an entity managed by Vincent L. Celentano, the a more than 5% shareholder, who held several demand notes payable to agree to settle the remaining principal balance of $191,965 and accrued interest of $15,729 for $150,000 of restricted common shares. The remaining balance of $57,694 was forgiven. The conversion price of $0.132 per share was agreed upon for 1,136,364 restricted common shares and an equal amount of five-year warrants with an exercise price of $0.396 per share.

On July 21, 2020, noteholder Michael V. Barbera, our Chairman of the Board, converted a promissory note of $25,000 and accrued interest of $809 in exchange for 195,522 restricted common shares and 195,522 five-year warrants with an exercise price of $0.396 per share.

On August 3, 2020, we issued an unsecured convertible promissory note bearing an interest rate of 18% per annum and payable in six months to Michael V. Barbera, the Chairman of the Board, in exchange for $25,000. (See Note 5.)

On August 3, 2020, we issued a secured convertible promissory note bearing an interest rate of 20% per annum and payable in six months to The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) and certain other accredited investors in exchange for $1,000,000. The Trust is the holder of $750,000 of the principal amount of this note. The Trust is maintained by Richard A. LoRicco Sr. and Lucille M. LoRicco, who are the parents of Ronald J. LoRicco Sr., one of the members of our Board of Directors. On February 12, 2021, we exchanged the original debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,610,005 bearing an interest rate of 20% per annum and fully payable in 3 months. This was accounted for as a debt extinguishment and the new promissory note was recorded at fair value in accordance with ASC 470 “Debt”. The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, we issued to the noteholders 15,000,000 5-year common stock warrants with an exercise price of $0.20. The issuance of the warrants for the extension generated a loss on extinguishment of $3,686,123 for the fair value of the warrants issued. On May 12, 2021, we extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable February 12, 2022. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, we issued to the noteholders 7,500,000 5-year common stock warrants with an exercise price of $0.35. The issuance of the warrants for the extension generated a loss on extinguishment of $1,874,705 for the fair value of the warrants issued. As of the date of this filing, the maturity date of the note has passed but the noteholder has not issued a formal demand for payment.

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

On April 2, 2021, we issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2021. We also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. As of the date of this filing, the maturity date of the note has passed but the noteholder has not issued a formal demand for payment.

On April 2, 2021, we issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. We also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. As of the date of this filing, the maturity date of the note has passed but the noteholder has not issued a formal demand for payment.

On July 7, 2021, we issued a promissory note with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in exchange for $50,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable was paid in full on August 24, 2021.

On July 7, 2021, we issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $50,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable was paid in full on August 24, 2021.

On July 15, 2021, we issued a promissory note to David Anderson, our former Chief Operating Officer, in exchange for $20,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable was paid in full on August 18, 2021.

On July 26, 2021, we issued a promissory note with David Anderson, our former Chief Operating Officer, in exchange for $30,500 bearing an interest rate of 10% per annum. The maturity date of the promissory note is August 2, 2021. The note payable was paid in full on August 18, 2021.

On July 27, 2021, we issued a promissory note with Simon Kay, our Chief Executive Officer, President and acting interim Chief Financial Officer, in exchange for $10,000 bearing an interest rate of 10% per annum.

On August 6, 2021, we issued a promissory note with an entity managed by Ronald J. LoRicco, Sr., a member of our Board of Directors, in exchange for $100,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is August 24, 2021. The note payable was paid in full on August 24, 2021.

On December 10, 2021, we issued 20,000,000 warrants with an exercise price of $0.33 per share and a grant date fair value of $3,907,973 to USS, a strategic partner controlled by Manuel Rodriguez, a member of our Board of Directors.

Item 14.	Principal Accounting Fees and Services.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Cherry Bekaert LLP, as well as the fees charged for such services. In its review of non-audit service and its appointment of Cherry Bekaert LLP, our independent registered public accounting firm for the respective years, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Cherry Bekaert LLP were approved by our Audit Committee.

The following table shows the fees for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees (1)	$135,543	$124,113
Tax Fees	$—	$—
All Other Fees	$15,500	$12,500

———————

(1) Audit	fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the respective years.
(2)	All other fees – these fees relate to the consent fee for the filing of our comparative financial statements for the previous year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith	Previously Filed	To be Filed by Amendment
2.1	Agreement and Plan of Merger, dated December 11, 2018, between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
2.2	Articles of Merger, dated December 12, 2018	8-K	12/12/18	3.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.7	Amended and Restated Bylaws	8-K	8/18/21	3.1
4.1	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
4.2	Common Stock Warrant for 5,000,000 shares to David L. Anderson	8-K	3/12/19	4.1
4.3	Form of Common Stock Warrant issued in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
4.4	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated February 12, 2021	8-K	2/19/21	4.1
4.5	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated May 12, 2021	10-Q	5/17/21	4.2
4.6	Form of Warrant A issued in the August 2021 Private Placement	10-Q	8/23/21	4.1
4.7	Form of Warrant B issued in the August 2021 Private Placement	10-Q	8/23/21	4.2
4.8	Strategic Partner Warrant, dated December 10, 2021, issued to U.S. Supplies, Inc.	8-K	12/13/21	4.1
4.9	Warrant issued to Simon R. Kay, dated March 25, 2022	8-K	3/31/22	4.1
10.1	Commercial Lease Agreement between Basanite Industries LLC and CAMTON, LLC	8-K	1/31/19	10.1
10.2	Consulting Agreement with Simon R. Kay dated January 13, 2020 and related Statement of Work, amended as of September 16, 2020 +
10.3	Exclusive Supplier Agreement with MEP Consulting Engineers, Inc.	8-K	7/31/20	10.1

10.4	Form of 20% Secured Convertible Promissory Note dated August 3, 2020	8-K/A	8/10/20	10.1
10.5	Security Agreement dated August 3, 2020, relating to 20% Secured Convertible Promissory Note	8-K/A	8/10/20	10.2
10.6	Form of Amended and Restated 20% Secured Promissory Note, dated February 12, 2021	8-K	2/19/21	10.1
10.7	Form of Amended and Restated 20% Secured Promissory Note, dated May 12, 2021	10-Q	5/17/21	10.2
10.8	Form of Securities Purchase Agreement, dated August 17, 2021	10-Q	8/23/21	10.1
10.9	Form of Placement Agent Agreement between the Company and Aegis Capital Corp., dated August 17, 2021	10-Q	8/23/21	10.2
10.10	Form of Director Offer Letter, dated December 10, 2021, for Manuel A. Rodriguez and Frederick H. Tingberg, Jr.	8-K	12/13/21	10.1
10.11	Distribution Agreement between the Company and U.S. Supplies, Inc. dated December 10, 2021 *				X
10.12	Exclusive Supplier Agreement between the Company and Concrete Products of The Palm Beaches, Inc., dated December 10, 2021. *				X
10.13	Form of Transition Services Agreement, dated January 20, 2022 between the Company and Simon R. Kay	8-K	1/26/22	10.1
10.14	Employment Agreement dated March 25, 2022 for Simon R. Kay	8-K	3/31/22	10.1
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company	10-K	3/31/21	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1	Certification Pursuant to Section 1350				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

_____________________

* Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K because they are private, confidential and not material.

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Chief Executive Officer & President and Acting Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Simon R. Kay	Chief Executive Officer & President (Principal Executive Officer and Principal Accounting Officer)	April 15, 2022
Simon R. Kay

/s/ Michael V. Barbera	Chairman of the Board	April 15, 2022
Michael V. Barbera

/s/ Ronald J. LoRicco, Sr.	Director	April 15, 2022
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	April 15, 2022
Paul M. Sallarulo

/s/ Manuel A. Rodriguez	Director	April 15, 2022
Manuel A. Rodriguez

/s/ Frederick H. Tingberg Jr.	Director	April 15, 2022
Frederick H. Tingberg Jr.

/s/ Adam S. Falkoff	Director	April 15, 2022
Adam S. Falkoff

INDEX TO FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basanite, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Basanite, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses and financing requirements to meet its future obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Debt and Equity Instruments

As disclosed in Notes 5, 6, 7, 8, 10, and 11 to the consolidated financial statements, the Company has entered into convertible and nonconvertible note agreements containing attached warrants with individuals including related parties. The accounting for the transactions were complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation. Additionally, the transactions were complex as they required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Our audit procedures included the following:

•	We obtained an understanding of the internal controls and processes in place over management’s process for recording debt and equity transactions.
•	We obtained and read the underlying note agreements.
•	We confirmed notes payable balances and terms with respective note holders.
•	We verified proper approval of equity transactions by the Board of Directors.
•	We evaluated the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield, and the market risk free rate.
•	We tested management’s application of the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2019.

Fort Lauderdale, Florida
April 15, 2022

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$109,514	$259,505
Accounts receivable, net	7,817	1,907
Inventory	714,655	446,575
Prepaid expenses	127,806	40,283
Deposits and other current assets	265,553	75,995
TOTAL CURRENT ASSETS	1,225,345	824,265

Lease right-of-use asset	749,116	1,004,167
Fixed assets, net	3,236,825	1,020,035
	3,985,941	2,024,202

TOTAL ASSETS	$5,211,286	$2,848,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,175,682	$249,353
Accrued expenses	407,454	197,350
Accrued legal liability	165,000	809,127
Notes payable	466,762	128,021
Notes payable - related party	300,000	—
Notes payable - convertible, net	—	10,000
Notes payable - convertible - related party, net	1,689,745	1,025,000
Subscription liability	—	40,000
Lease liability - current portion	325,339	267,289
TOTAL CURRENT LIABILITIES	4,529,982	2,726,140

Lease liability - net of current portion	499,546	826,388

TOTAL LIABILITIES	5,029,528	3,552,528

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 248,840,144 and 224,836,785 shares issued and outstanding, respectively	248,842	224,838
Additional paid-in capital	46,054,126	28,714,488
Accumulated deficit	(46,121,210)	(29,643,387)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	181,758	(704,061)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,211,286	$2,848,467

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2021	2020
Revenue
Products sales - rebar	$193,194	$7,161

Total cost of goods sold	1,970,604	4,487

Gross (loss) profit	(1,777,410)	2,674

OPERATING EXPENSES
Selling, general, and administrative expenses	8,018,152	2,988,632
Total operating expenses	8,018,152	2,988,632

NET LOSS FROM OPERATIONS	(9,795,562)	(2,985,958)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	409,127	—
Gain on sale of asset	—	40,838
Gain on settlement of payables	39,902	293,678
Miscellaneous income	—	70,817
Loss on extinguishment of debt	(6,743,015)	(56,948)
Loan forgiveness	124,143	—
Interest expense	(512,418)	(898,257)
Total other income (expense)	(6,682,261)	(549,872)

LOSS FROM CONTINUING OPERATIONS	(16,477,823)	(3,535,830)

Deemed dividends	—	(663,501)

NET LOSS	$(16,477,823)	$(4,199,331)

Net loss per share - basic and diluted	$(0.070)	$(0.017)

Weighted average number of shares outstanding - basic and diluted	235,473,411	209,163,821

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2021	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)

Warrants exercised for cash	—	—	1,000,000	1,000	122,500	—	123,500

Stock-based compensation	—	—	2,419,546	2,420	1,226,868	—	1,229,288

Warrants issued to related party	—	—	—	—	3,907,973	—	3,907,973

Stock issued for cash	—	—	20,583,813	20,584	5,034,079	—	5,054,663

Warrants issued for extinguishment of debt	—	—	—	—	7,048,218	—	7,048,218

Net loss	—	—	—	—	—	(16,477,823)	$(16,477,823)

Balance December 31, 2021	—	$—	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2020	—	$—	200,735,730	$200,736	$24,216,042	$(25,444,056)	$(1,027,278)

Stock issued for cash	—	—	8,385,289	8,386	1,134,606	—	1,142,992
Return of shares issued as loan committee fee	—	—	(1,300,000)	(1,300)	(128,700)	—	(130,000)
Convertible debt and debt discount	—	—	9,305,426	9,306	2,008,673	—	2,017,979
Stock issued for compensation	—	—	600,000	600	173,400	—	174,000
Warrants exercised for cash	—	—	7,110,340	7,110	646,966	—	654,076
Deemed dividend on common stock	—	—	—	—	663,501	—	663,501
Net loss	—	—	—	—	—	(4,199,331)	(4,199,331)

Balance December 31, 2020	—	—	224,836,785	$224,838	28,714,488	$(29,643,387)	$(704,061)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,477,823)	$(4,199,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	255,051	218,686
Depreciation	129,693	117,340
Amortization of debt discount	—	707,533
Gain on settlement of legal contingency	(409,127)	—
Gain on settlement of payable	(39,902)	—
Loss on sale of asset	—	(40,838)
Loss on inventory obsolescence	—	33,062
Deemed dividend	—	663,501
Gain on extinguishment of debt	6,743,015	56,948
Loan forgiveness	(124,143)	—
Stock-based compensation	1,135,139	165,590
Warrants issued to related party	3,907,973	—
Changes in operating assets and liabilities:
Prepaid expenses	7,938	(5,233)
Inventory	(268,080)	(320,165)
Accounts receivable	(5,910)	(1,907)
Deposits and other current assets	(189,558)	49,263
Accounts payable and accrued expenses	1,137,108	(60,658)
Subscription liability	(40,000)	40,000
Lease liability	(268,792)	(223,290)
Net cash used in operating activities	(4,507,418)	(2,799,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,346,483)	(339,586)
Net cash used in investing activities	(2,346,483)	(339,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of warrants	5,178,163	1,797,068
Proceeds from convertible notes payable and convertible notes payable related party	500,000	1,620,000
Repayment of convertible notes payable and convertible notes payable related party	(35,000)	(348,000)
Proceeds from notes payable and notes payable related parties	1,621,247	266,727
Repayment of notes payable and notes payable related parties	(560,500)	(66,357)
Net cash provided by financing activities	6,703,910	3,269,438

NET (DECREASE) INCREASE IN CASH	(149,991)	130,353

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,505	129,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,514	$259,505

(Continued)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the year ended
	December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$26,663	$35,723

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan and accrued interest	$124,143	$—
Conversion of note payable into common stock	$—	$150,000
Return of loan commitment shares	$—	$(130,000)
Issuance of warrants for services and options as compensation	$4,437,686	$—
Recording of debt discount on convertible notes	$—	$685,000
Conversion of convertible notes payable into equity	$2,610,005	$1,182,979
Conversion of note payable in exchange for warrants	$300,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Description of Business

On May 30, 2006, Basanite, Inc. was organized as a Nevada corporation. Basanite and its wholly owned subsidiaries are herein referred to as “Basanite,” the "Company", “we”, “our”, or “us”. Currently based in Pompano Beach, Florida, the Company intends to manufacture concrete-reinforcing products made from basalt fiber reinforced polymers (“BFRP”), such as its primary product BasaFlex. This UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues.

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2021 and 2020, respectively, the Company reported:

•	an accumulated deficit of approximately $46.1 million and $29.6 million;
•	a working capital deficiency of approximately $3.3 million and $1.9 million; and
•	cash used in operations of approximately $4.5 million and $2.8 million.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company's products; including the general and administrative expenses associated with the organization.

At December 31, 2021, the Company had cash of $109,514 compared to $259,505 at December 31, 2020.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists primarily of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. An impairment charge due to cost basis in excess of fair market value in the amount of $1,535,356 was recorded during the year ended December 31, 2021. During the year ended December 31, 2020, the Company recorded a loss related to obsolete inventory in the amount of $33,062.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company’s inventory at December 31, 2021 and 2020 was comprised of:

	December 31, 2021	December 31, 2020

Finished goods	$328,229	$305,550
Work in process	35,213	35,286
Raw materials and supplies	351,213	105,739
Total inventory	$714,655	$446,575

(E) Fixed assets

Fixed assets are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are computed using a straight-line method over the following estimated useful lives:

Computer equipment	3 years
Machinery	7 years
Leasehold improvements	15 years or lease term
Office furniture and equipment	5 years
Land improvements	15 years
Website development	3 years

Maintenance and repairs are charged to expenses as incurred, and improvements to leased facilities and equipment are capitalized.

Fixed assets consist of the following:

	December 31, 2021	December 31, 2020

Computer equipment	$133,654	$15,780
Machinery	717,437	667,536
Leasehold improvements	166,252	161,579
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	2,408,986	234,950
Total fixed assets	3,507,391	1,160,907
Accumulated depreciation	(270,566)	(140,872)
Total fixed assets, net	$3,236,825	$1,020,035

Depreciation expense for the year ended December 31, 2021 was $129,693 compared to $117,340 for the year ended December 31, 2020.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(F) Deposits and other current assets

The Company’s deposits and other current assets consist of the deposits made on equipment, security deposits, utility deposits and other receivables. The deposits are reclassified as part of the fixed asset cost when received and placed into service. The Company reclassified $31,173 of deposits from December 31, 2019 into machinery during the year ended December 31, 2020. There were no such reclassifications during the year ended December 31, 2021.

(G) Accrued expenses

The Company’s accrued expenses consist of the following:

	December 31, 2021	December 31, 2020

Accrued payroll and taxes	$—	$76,031
Accrued interest	312,409	88,147
Credit cards payable	177	4,752
Other accrued expenses	94,868	28,420
Total accrued expenses	$407,454	$197,350

(H) Accrued legal liabilities

The Company’s accrued legal liabilities consist of the following:

	December 31, 2021	December 31, 2020

Accrued consulting fees	$165,000	$315,000
Judgement payable	—	388,867
Accrued interest on judgement	—	105,260
Total accrued legal liability	$165,000	$809,127

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

The following are potentially dilutive shares not included in the loss per share computation:

	December 31, 2021	December 31, 2020

Options	4,227,778	4,542,500
Warrants	138,191,666	38,920,378
Convertible shares	6,970,063	112,233,406
	149,389,507	155,696,284

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The Company issues various equities as compensation to consultants, employees, directors, and investors. The Company issued 2,419,546 restricted common shares, 21,025,000 restricted common stock warrants, and 1,277,778 common stock options as compensation with a total fair value of $5,137,261 for the year ended December 31, 2021. The Company issued 600,000 restricted common shares, no restricted common stock warrants, and no common stock options as compensation with a total fair value of $174,000 for the year ended December 31, 2020. As of December 31, 2021 and 2020, $102,559 and $8,410, respectively, of the fair value of the equity awards granted were recorded as prepaid expenses in the consolidated balance sheets to be recognized as equity-based compensation in subsequent periods. For the years ended December 31, 2021 and 2020, total equity-based compensation expense amounted to $5,043,112 and $165,590.

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the years ended December 31, 2021 and 2020:

	2021	2020
Expected price volatility	144.79-148.70%	—
Risk-free interest rate	0.78-1.26	—
Expected life in years	5	—
Dividend yield	—	—

(K) Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2021 and 2020 due to its history of net operating losses. The provision for income taxes was calculated as a result of the following (in thousands):

	December 31,
	2021	2020

Federal tax at statutory rate	$(3,460)	$(743)
State taxes, net of federal income tax benefit	—	—
Change of valuation allowance	1,333	731
Non-deductible loss on debt	1,416	—
True-ups	(84)	—
Non-deductible expenses and other	795	12
Provision for income tax	$—	$—

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,913	$4,413
Accruals and allowances	13	34
ROU liability amortization	202
Stock-based compensation	1,344	1,070
Total deferred tax assets	7,472	5,517
Valuation allowance	(7,472)	(5,517)
Total deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
ROU asset amortization	184
Depreciation	(101)	(180)
Total deferred tax liabilities	(285)	(180)
Valuation allowance	285	180
Total deferred tax liabilities net of valuation allowance	—	—
Net deferred tax assets	$—	$—

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Federal tax at statutory rate	(3,460)	21.00%
State taxes, net	—	0.00%
Non-deductible loss on debt	1,416	-8.60%
Other permanent differences	795	-4.82%
True-ups	(84)	0.51%
Change in Federal valuation allowance	1,333	-8.09%
Total tax expenses	—	0.00%

As of December 31, 2021, the Company has a valuation allowance of approximately $7.1 million related to federal net operating loss (“NOL”) carryforwards of approximately $25.8 million. The amount of the valuation allowance represented an increase of approximately $1.0 million over the amount recorded as of December 31, 2020 and was due to the increase in net operating losses. If not utilized, federal net operating losses of $12.8 million may be carried forward indefinitely, and $13 million will expire at various times between 2031 and 2037. State net operating losses follow the federal tax laws for NOLs.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2021.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU. The CECL Methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available-for-sale securities where fair value is less than cost, credit related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The CECL methodology represents a significant change from existing US GAAP and may result in material changes to the Company’s accounting for financial assets. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The future minimum lease payments to be made under the operating lease as of December 31, 2021 are:

2022	$427,484
2023	440,308
2024	110,884
Total minimum lease payments	978,676
Discount	(153,791)
Operating lease liability	$824,885

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2021, the weighted-average remaining lease term is 2.25 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the years ended December 31, 2021 and 2020, the Company expensed $428,270 and $429,022, respectively, for rent.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $0 and $10,000 at December 31, 2021 and December 31, 2020, respectively.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Interest expense for the Company’s convertible notes payable was $161 and $64,093 for the years ended December 31, 2021 and December 31, 2020, respectively. Accrued interest for the Company’s convertible notes payable at December 31, 2021 and December 31, 2020 was $0 and $760, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $1,689,745 and $1,025,000 at December 31, 2021 and December 31, 2020, respectively.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On February 12, 2021, the Company exchanged the original debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,610,005 bearing an interest rate of 20% per annum and fully payable in 3 months. This was accounted for as a debt extinguishment and the new promissory note was recorded at fair value in accordance with ASC 470 “Debt”. The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 15,000,000 5-year common stock warrants with an exercise price of $0.20. The issuance of the warrants for the extension generated a loss on extinguishment of $3,686,123 for the fair value of the warrants issued.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

On May 12, 2021, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable February 12, 2022. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 7,500,000 5-year common stock warrants with an exercise price of $0.35. The issuance of the warrants for the extension generated a loss on extinguishment of $1,874,705 for the fair value of the warrants issued. The note was not paid by its due date; as of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status

Interest expense for the Company’s convertible notes payable – related parties was $332,495 and $93,736 for the years ended December 31, 2021 and December 31, 2020, respectively. Accrued interest for the Company’s convertible notes payable – related parties at December 31, 2021 and December 31, 2020 was $227,022 and $86,574, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

Notes payable totaled $466,762 and $128,071 at December 31, 2021 and December 31, 2020, respectively.

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

On March 31, 2021 and March 30, 2020, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.40% and last through March of 2022. The balance as of December 31, 2021 and 2020 was $6,015 and $4,703, respectively.

On February 25, 2021, the Company entered a promissory note agreement with its bank for $165,747 loan bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years. The Company has not made any payments to date. The balance as of December 31, 2021 and 2020 was $165,747.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The company also issued 2,000,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable on April 9, 2022. The company also issued 500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable on April 16, 2022. The company also issued 250,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable on April 16, 2022. The company also issued 200,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years.

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

Interest expense for the Company’s notes payable was $44,600 and $5,041 for the years ended December 31, 2021 and 2020, respectively. Accrued interest for the Company’s notes payable at December 31, 2021 and December 31, 2020 was $42,773 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaled $300,000 and $0 at December 31, 2021 and December 31, 2020, respectively.

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

On April 2, 2021, the Company issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 2, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

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

On July 15, 2021, the Company issued a promissory note with David Anderson, our former Chief Operating Officer, in exchange for $20,000 bearing an interest rate of 10% per annum. The maturity date for the promissory note is July 23, 2021. The note payable was paid in full on August 18, 2021.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

On July 26, 2021, the Company issued a promissory note with David Anderson, our former Chief Operating Officer, in exchange for $30,500 bearing an interest rate of 10% per annum. The maturity date of the promissory note is August 2, 2021. The note payable was paid in full on August 18, 2021.

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

Interest expense for the Company’s notes payable – related party was $44,985 and $5,041 for the years ended December 31, 2021 and 2020, respectively. Accrued interest for the Company’s notes payable at December 31, 2021 and December 31, 2020 was $42,614 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On July 9, 2021 the Company proposed a liquidation of liability to an individual with regard to a dispute concerning the acquisition of a territory from Rockstar LLC. The proposed settlement would be 500,000 shares of Basanite common stock. The Company has accrued a liability in the amount of $165,000 in connection with this matter. Subsequent to year end, the Company and the individual signed an agreement for settlement.

Legal Matters

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

CalSTRS Judgement

On March 31, 2014, the Company received a “Notice of Default” letter from legal counsel representing the California State Teachers Retirement System (“CalSTRS”) (the landlord for the Company’s office space) alerting that the Company was in default of its lease for failure to pay monthly rent for the office space located at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, FL 33304. The letter demanded immediate payment of $41,937 for rent past due as of April 1, 2014. The Company had indicated in writing its intention to cooperate with the landlord while trying to resolve the matter. On February 11, 2015, the landlord, through its attorneys, filed a motion for summary judgment. The motion asked for $376,424 in unpaid rent, recovery of abated rents and tenant improvements and $12,442 in attorney’s costs incurred by the landlord. On April 22, 2015, the motion for unpaid rent, recovery of abated rents and tenant improvements and attorney’s costs was granted by the Circuit Court of the 17th Judicial Circuit in and for Broward County and the Company has reserved the entire judgement of $388,866. The total amount is accruing interest at the statutory rate of 4.75%. On August 24, 2021, the Company paid the amount of $400,000 representing satisfaction of the judgment amount of $388,866 and accrued interest in the amount of $117,203, and recorded a gain on settlement of judgment in the amount of $106,069.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Supplier Agreement

On December 10, 2021, the Company entered into an Exclusive Supplier Agreement with Concrete Products of the Palm Beaches, Inc. (“CPPB”) of Riviera Beach, Florida. CPPB engaged the Company as its sole and exclusive supplier of BasaFlex, BasaMix, and BasaMesh. On December 10, 2021, the Company issued a warrant to purchase 40,000,000 shares of the Company’s restricted common stock (20,000,000 shares of which had not vested as of December 31, 2021) at a price of $0.33 per share to U.S. Supplies, Inc., an affiliate of CPPB. U.S. Supplies, Inc. and CPPB are controlled by Manny Rodriguez, a Director of the Company.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Pursuant to this agreement, MEP was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement.

The Company generated $31,141 in revenue for custom rebar products delivered under this contract for the year ended December 31, 2021.

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

The agreement is targeting multiple large projects in Costa Rica, to include the rebuilding of the Port of Limon, which Basanite has been specified. Pursuant to this agreement, CRBC was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement. The Company has not generated revenue under this contract for the year ended December 31, 2021 or 2020.

NOTE 10 – STOCKHOLDERS’ DEFICIT

On April 16, 2020, an investor returned 1,300,000 shares of common stock previously issued as a loan commitment fee. See Note 5 for further information regarding the note payable.

On August 17, 2021, the Company conducted the closing of a private placement offering to accredited investors of the Company’s units at a price of $0.275 per unit, with each unit consisting of: (i) one  share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one  share of common stock at an exercise price of $0.33 per share (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of the Company, as defined in the offering agreements. In connection with the closing, the Company entered into definitive securities purchase agreements with 19 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant A to purchase up to an aggregate of 19,398,144 shares of common stock, and Warrant B to purchase up to an aggregate of 19,398,144 shares of Common Stock (for an aggregate of 38,796,288 Warrant Shares), for aggregate gross proceeds to the Company of approximately $5,334,490. Costs of the offering in the amount of $611,603 were charge to additional paid in capital. The Company also accrued the amount of $53,345 as liquidated damages due to the investors in the Company’s August 2021 private placement, such liquidated damages being related to the Company’s failure to timely file a registration statement on Form S-1 for an underwritten public offering and concurrent listing of the Common Stock on a national exchange.

During the year ended December 31, 2021, the Company issued a total 20,583,813 restricted common shares in exchange for $5,034,079 in net cash proceeds. During the year ended December 31, 2020, the Company issued a total 8,385,289 restricted common shares in exchange for $1,142,992 in net cash proceeds.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2020	5,042,500	$0.40	$—
Cancelled	(500,000)	(0.25)
Balance at December 31, 2020	4,542,500	$0.41	$—
Issued	1,277,778	0.27
Cancelled	(1,592,500)	0.53
Balance at December 31, 2021	4,227,778	$0.33	$19,500

Options exercisable and outstanding at December 31, 2021 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	3,227,778	2.20	$0.26	$19,500
$0.51 - $1.00	1,000,000	0.25	$0.55	—
	4,227,778			$19,500

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2020	29,849,761	$0.23	$1,956,750
Granted	17,180,957	0.31
Exercised	(7,110,340)	0.09
Cancelled	(1,000,000)	0.40
Balance at December 31, 2020	38,920,378	$0.27	$2,973,660
Granted	100,271,288	0.29
Exercised	(1,000,000)	0.12
Balance at December 31, 2021	138,191,666	$0.29	$3,824,750

Warrants exercisable and outstanding at December 31, 2021 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	135,701,123	4.01	$0.28	$3,824,750
$0.51 - $1.00	2,490,543	1.10	$0.60	—
	138,191,666			$3,824,750

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2020, the Company offered current warrant holders an exercise price discount of 50%. The inducement resulted in the exercise of 6,610,340 common stock warrants in exchange for $636,734 in cash. The exercise of the warrants at a discount resulted in a deemed dividend of $663,501.

On February 12, 2021, the Company issued 15,000,000 five year common stock warrants with an exercise price of $0.20 per share and a grant date fair value of $3,686,136 to noteholders pursuant to a debt extinguishment and restructure agreement. On May 12, 2021, the Company issued an additional 7,500,000 five year common stock warrants with an exercise price of $0.35 per share and a grant date fair value of $1,874,705 to the noteholders for an extension of the debt. The total grant date fair value of the warrants of $5,560,828 was recorded as a loss on extinguishment of debt during the year ended December 31, 2021. See note 6.

On August 17, 2021, the Company conducted a private placement of the Company’s units at a price of $0.275 per unit, with each unit consisting of: (i) one  share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one  share of common stock at an exercise price of $0.33 per share. A total of 38,796,288 warrants were issued pursuant to the private placement. See note 10.

On December 10, 2021, the Company issued a warrant to purchase 40,000,000 shares of Common Stock (20,000,000 shares of which had not vested as of December 31, 2021) with an exercise price of $0.33 per share and a grant date fair value of $3,907,973 to a USS, a related party product distributor. See note 9.

NOTE 12 – SUBSEQUENT EVENTS

Simon R. Kay Services Agreement

On January 20, 2022, the Company entered into a Transition Services Agreement with Simon R. Kay, the Acting Interim Chief Executive Officer and Chief Financial Officer of the Company. Mr. Kay had been serving as the Company’s Acting Interim Chief Executive Officer, President and Chief Financial Officer in a consultant capacity since January 13, 2020 pursuant to a Consulting Agreement between the Company and Mr. Kay. Mr. Kay and the Company have agreed to terminate the Consulting Agreement as of the effective date of the TSA, except for those provisions of the Consulting Agreement which survive termination or are incorporated into the TSA.

On March 25, 2022, the Board appointed Mr. Kay as the Company’s Chief Executive Officer and President. Additionally, until the Company hires a full time Chief Financial Officer, Kay will serve as Acting Interim Chief Financial Officer of the Company. The terms of Kay’s employment with the Company and his job description are provided for in an Employment Agreement, dated March 25, 2022 between the Company and Kay.

Private Placement Offering

On January 28, 2022 and February 3, 2022, the Company conducted the initial closings of a private placement offering consisting of up to $5,000,000 of units at a price of $0.33 per Unit. Each Unit consists of: (i) one share of the Company’s common stock, par value $0.001 per share, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of Common Stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one share of Common Stock at $0.33 per share. The Company will report the results of the private placement offering with a Form 8-K filing when the transactions have closed.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

David L. Anderson Resignation

On February 20, 2022, David L. Anderson (“Anderson”), the Executive Vice President and Chief Operating Officer of the Company, provided written notice to the Board of Directors of the Company of his resignation from the Company. Anderson’s notice contained a purported claim for a separation payment from the Company on account of “Good Reason” under Section 8(a) of Anderson’s employment agreement with the Company, dated February 1, 2019 (as amended, the “Employment Agreement”).

On February 24, 2022, the Company provided written notice to Anderson that his resignation of employment with the Company was accepted, effective immediately. As such, Anderson is no longer affiliated with the Company as of February 24, 2022. In its notice to Anderson, the Company denied any assertions by Anderson of “Good Reason” to resign his employment and any claim for alleged payments due to Anderson under the Employment Agreement.

Common Stock Issued

On March 14, 2022, the Company issued 500,000 shares of Common Stock pursuant to an exercises of options at a price of $0.25 per share for cash proceeds of $125,000 by Ronald J. LoRicco, Sr., a Director.

On March 24, 2022, the Company issued to a service provider 300,000 shares of Common Stock with a contract price of $0.33 per share. These shares had a grant date fair value for accounting purposes of $0.1025 per share.

