Form 10-Q
period 2022-03-31
BASANITE, INC.
filed 2022-05-16
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 12, 2022
Common Stock, $0.001 par value per share	251,751,356

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$241,408	$109,514
Accounts receivable, net	27,815	7,817
Inventory	552,665	714,655
Prepaid expenses	111,482	127,806
Deposits and other current assets	253,624	265,553
TOTAL CURRENT ASSETS	1,186,994	1,225,345

Lease right-of-use asset	678,803	749,116
Fixed assets, net	3,917,105	3,236,825
TOTAL NON CURRENT ASSETS	4,595,908	3,985,941

TOTAL ASSETS	$5,782,902	$5,211,286

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,780,685	$1,175,682
Accrued expenses	573,197	407,454
Accrued legal liability	165,000	165,000
Subscription liability	400,000	—
Notes payable	460,747	466,762
Notes payable - related party	300,000	300,000
Notes payable - convertible - related party, net	1,689,745	1,689,745
Lease liability - current portion	333,838	325,339
TOTAL CURRENT LIABILITIES	5,703,212	4,529,982

Lease liability - net of current portion	416,537	499,546

TOTAL LIABILITIES	6,119,749	5,029,528

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 251,761,356 and 248,840,144 shares issued and outstanding, respectively	251,763	248,842
Additional paid-in capital	47,053,261	46,054,126
Accumulated deficit	(47,641,871)	(46,121,210)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(336,847)	181,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,782,902	$5,211,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2022	2021
Revenue
Products sales	$258,289	$4,136

Total cost of goods sold	585,811	1,316

Gross (loss) profit	(327,522)	2,820

OPERATING EXPENSES
Sales, general, and administrative	1,047,378	1,064,867
Total operating expenses	1,047,378	1,064,867

NET LOSS FROM OPERATIONS	(1,374,900)	(1,062,047)

OTHER INCOME (EXPENSE)
Gain on settlement of payables	—	24,485
Loss on extinguishment of debt	—	(3,686,123)
Loan forgiveness	—	124,143
Interest expense	(145,761)	(72,663)
Total other income (expense)	(145,761)	(3,610,158)

NET LOSS	$(1,520,661)	$(4,672,205)

Net loss per share
Basic	$(0.006)	$(0.021)
Diluted	$(0.006)	$(0.021)

Weighted average number of shares outstanding
Basic	250,183,512	226,336,785
Diluted	250,183,512	226,336,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2021	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)

Warrants exercised for cash	—	—	1,000,000	1,000	122,500	—	123,500

Stock-based compensation	—	—	600,000	600	173,400	—	174,000

Stock issued for cash	—	—	450,000	450	89,550	—	90,000

Warrants issued	—	—	—	—	3,686,123		3,686,123

Net loss	—	—	—	—	—	(4,672,205)	(4,672,205)

Balance March 31, 2021	—	$—	226,886,785	$226,888	$32,786,061	$(34,315,592)	$(1,302,643)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance January 1, 2022	—	$—	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758

Stock issued in private placement offering, net of cost of $50,409	—	—	2,121,212	2,121	647,470	—	649,591
Stock issued for exercise options	—	—	500,000	500	124,500	—	125,000
Stock issued to service provider	—	—	300,000	300	57,600	—	57,900
Warrants issued to management	—	—	—	—	169,565	—	169,565
Net loss	—	—	—	—	—	(1,520,661)	(1,520,661)

Balance March 31, 2022	—	—	251,761,356	$251,763	47,053,261	$(47,641,871)	$(336,847)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,520,661)	$(4,672,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	70,313	60,069
Depreciation	33,583	31,709
Gain on settlement of payables	—	(24,485)
Loss on extinguishment of debt	—	3,686,123
Loan forgiveness	—	(124,143)
Stock-based compensation	229,223	174,000
Changes in operating assets and liabilities:
Prepaid expenses	8,551	(3,662)
Inventory	161,990	(89,410)
Accounts receivable	(19,998)	2,341
Deposits and other current assets	11,929	—
Accounts payable and accrued expenses	770,746	116,071
Subscription liability	400,000	(16,100)
Lease liability	(74,510)	(61,223)
Net cash used in operating activities	71,166	(920,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(713,863)	(131,903)
Net cash used in investing activities	(713,863)	(131,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	649,591	90,000
Proceeds from exercise of warrants	—	123,500
Proceeds from exercise of stock options	125,000	—
Proceeds of convertible notes payable and convertible notes payable related party	—	500,000
Repayments of convertible notes payable and convertible notes payable related party	—	(35,000)
Proceeds from notes payable and notes payable related party	—	175,275
Advances from stockholders	—	300,000
Repayments of notes payable and notes payable related party	—	(4,703)
Net cash provided by financing activities	774,591	1,149,072

NET INCREASE IN CASH	131,894	96,254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,514	259,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,408	$355,759

Supplemental cash flow information:
Cash paid for interest	$—	$3,428
Forgiveness of Paycheck Protection Program loan and accrued interest	$—	$124,143

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$57,900	$—

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

Our two other main product lines are BasaMix™, which are fine denier basalt fibers available in various sizes, and BasaMesh™, a line of Basalt Geogrid Mesh Rolls, intended to replace welded wire mesh (made of steel) and other fiber reinforced polymer (“FRB”) grids and mesh.

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2022, and December 31, 2021, respectively, the Company reported:

•	an accumulated deficit of $47,641,714 and $46,121,210;

•	a working capital deficiency of $4,516,218 and $3,304,637; and

•	cash used in operations of $71,166 and $4,507,418.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase in the quarter ended March 31, 2022, and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. While the Company expects to expand its manufacturing capacity during 2022, based on our current limited manufacturing capacity there is no guarantee that orders will actually be received or that orders, if received, can be properly fulfilled.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

We have historically satisfied our working capital requirements through the sale of restricted common stock of the Company, $0.001 par value per share (the “Common Stock”), and the issuance of warrants to purchase Common Stock and promissory notes. Until we are able to internally generate meaningful revenue and positive cash flow, we will attempt to fund working capital requirements through third party financing, including through potential private or public offerings of our securities as well as bridge or other loan arrangements. However, a number of factors continue to hinder the Company’s ability to attract new capital investment. We cannot provide any assurances that the required capital will be obtained at all, or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

At March 31, 2022, the Company had cash of $241,408 compared to $109,514 at December 31, 2021. During the quarter ended March 31, 2022, cash on hand was increased due to cash received from the sale of Common Stock pursuant to a private placement offering and to the exercise of Common Stock warrants (see note 8).

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the three months ended March 31, 2022. There were no such valuations during the three months ended March 31, 2021:

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Expected price volatility	145.76%	—
Risk-free interest rate	2.55	—
Expected life in years	5	—
Dividend yield	—	—

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

The Company’s inventory at March 31, 2022 and December 31, 2021 was comprised of:

	March 31, 2022	December 31, 2021
	(Unaudited)
Finished goods	$213,114	$328,229
Work in process	55,395	35,213
Raw materials	284,156	351,213
Total inventory	$552,665	$714,655

(E) Fixed assets

Fixed assets consist of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Computer equipment	$141,910	$133,654
Machinery	728,245	717,437
Leasehold improvements	166,252	166,252
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	3,103,784	2,408,986
	4,221,253	3,507,391
Accumulated depreciation	(304,148)	(270,566)
	$3,917,105	$3,236,825

Depreciation expense for the three months ended March 31, 2022 was $33,583 compared to $31,709 for the three months ended March 31, 2021.

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

The following are potentially dilutive shares not included in the loss per share computation:

	March 31, 2022	December 31, 2021
	(Unaudited)
Options	2,727,778	4,227,778
Warrants	143,434,090	138,191,666
Convertible securities	7,324,407	6,970,063
Total	153,486,275	149,389,507

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

On March 24, 2022, the Company issued 300,000 shares of Common Stock with a contract price of $0.33 per share to a service provider for investor relations services. These shares were valued for accounting purposes at the commitment date market price of $0.193 per share for a total value of $57,900; $14,797 of this amount was amortized to non-cash compensation during the three months ended March 31, 2022. See note 8.

Effective March 25, 2022, the Company issued a five-year warrant to purchase 2,000,000 shares of Common Stock at an exercise price $0.33 per share to its Chief Executive Officer pursuant to an employment agreement. Warrants to 1,000,000 shares with a grant date fair value of $166,823 vested upon issuance, and a warrant to purchase 1,000,000 shares with a grant date fair value of $166,823 will vest one year from the date of issuance. The Company charged the amount of $169,565 to stock-based compensation during the three months ended March 31, 2022 in connection with these warrants. See note 8.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation. During the three months ended March 31, 2022 and 2021, the Company incurred shipping and handling costs in the amount of $8,355 and $0, respectively.

NOTE 3 – OPERATING LEASE

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

The future minimum lease payments to be made under the operating lease as of March 31, 2022, are as follows:

2022	$322,961
2023	440,308
2024	110,888
Total minimum lease payments	874,157
Discount	(123,782)
Operating lease liability	$750,375

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2022, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the three months ended March 31, 2022 and 2021, the Company expensed $107,116 and 106,919, respectively for rent.

NOTE 4 – NOTES PAYABLE

Notes payable totaled $460,747 and $466,762 on March 31, 2022, and December 31, 2021, respectively.

On February 25, 2021, the Company entered a promissory note agreement with its bank for $165,747 loan bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years. The Company applied for forgiveness of this loan on January 17, 2022.

On March 31, 2021 the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.40% and last through March of 2022. The balance as of March 31, 2022 and December 31, 2021 $0 and $6,015, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – NOTES PAYABLE -- (CONTINUED)

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable on April 9, 2022. The Company also issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable on April 16, 2022. The Company also issued a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.25 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable on April 16, 2022. The company also issued a warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.25 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

During the three months ended March 31, 2022, the Company made principal payments in the amount of $4,217 on notes payable.

Interest expense for the Company’s notes payable for the three months ended March 31, 2022 was $15,807 compared to $376 for the three months ended March 31, 2021.

Accrued interest for the Company’s notes payable on March 31, 2022 and December 31, 2021 was $58,545 and $42,773, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $300,000 March 31, 2022 and December 31, 2021.

On April 2, 2021, the Company issued a promissory note to Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 2, 2021, the Company issued a promissory note to Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

Interest expense for the Company’s notes payable – related party for the three months ended March 31, 2022 and 2021 was $15,560 and $0, respectively. Accrued interest for the Company’s notes payable - related party on March 31, 2022, and December 31, 2021, was $58,264 and $42,614, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $1,689,746 on March 31, 2022, and December 31, 2021.

On August 3, 2020, the Company issued a secured convertible promissory note to certain investors in exchange for $1,000,000 in the aggregate bearing an interest rate of 20% per annum and payable in 6 months. The holder may convert the unpaid principal balance of the note into shares of restricted Common Stock at the conversion price equal to $0.275 per share, which conversion price was set with the consummation of the Company’s private placement of Units which closed on August 17, 2021. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust was created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco Sr., one of the members of the Company’s Board of Directors and is maintained by an independent trustee. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

On February 12, 2021, the Company exchanged the original debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,610,005 bearing an interest rate of 20% per annum and fully payable in 3 months. This was accounted for as a debt extinguishment and the new promissory note was recorded at fair value in accordance with ASC 470 “Debt”. The original principal of $1,000,000 and accrued interest of $110,005 calculated as of the date of amendment and restatement along with an additional advance of $500,000 determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 5-year warrants to purchase an aggregate of 15,000,000 shares of Common Stock with an exercise price of $0.20 per share. The issuance of the warrants for the extension generated a loss on extinguishment of $3,686,123 for the fair value of the warrants issued.

On May 12, 2021, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable February 12, 2022. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 5-year warrants to purchase an aggregate of 7,500,000 shares of common stock with an exercise price of $0.35 per share. The issuance of the warrants for the extension generated a loss on extinguishment of $1,874,705 for the fair value of the warrants issued. The note was not paid by its due date of February 12, 2022. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

Interest expense for the Company’s convertible notes payable – related parties for the three months ended March 31, 2022, was $97,445 compared to $66,916 for the three months ended March 31, 2021.

Accrued interest for the Company’s convertible notes payable – related parties on March 31, 2022 and December 31, 2021, was $324,467 and $227,022, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is the obligor under certain promissory notes that are currently past due (although formal events of default have not been declared). See notes 4 and 5.

The Company is presently in default of its obligations under the terms of the Company’s private placement which closed in August 2021 to file a registration statement for an underwritten public offering and concurrently listing on a national stock exchange. As a result, the Company is required to pay liquidated damages in the amount of $53,345 per month starting in March 2022, and the maximum amount of such liquidated damages could be approximately $480,000 if such filing is not made.

NOTE 8 – STOCKHOLDERS’ DEFICIT

On January 28, 2022 and February 3, 2022, the Company conducted the initial closings of a private placement offering consisting of up to $5,000,000 of units at a price of $0.33 per Unit. Each Unit consists of: (i) one share of the Company’s Common Stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of Common Stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant (“Warrant B”) to purchase one share of Common Stock at $0.33 per share. The Warrants are identical, except the Warrant Bs will be subject to a call provision as follows: in the event that, at any time following the Closing, the price of the publicly traded Common Stock is $1.00 or greater (as adjust for stock splits and the like) for five (5) consecutive trading days, the Company may provide five (5) trading days’ notice to the holders of Warrant B to call the Warrant Bs for a total price of $0.01 for the entire Warrant B. During such five trading days’ notice period, the holders of Warrant B shall be permitted to exercise their Warrant Bs at the exercise price. If the Warrant Bs are not so exercised, they will be deemed to be repurchased by the Company in full for $0.01. Pursuant to the private placement offering, during the three months ended March 31, 2022 the Company issued a total of 2,121,212 shares of Common Stock, 2,121,212 Warrant As, and 2,121,212 Warrant B for cash proceeds of $700,000. The Company expensed a total of $59,409 in related costs to the offering which have been capitalized and offset to the gross proceeds recorded in additional paid in capital.

On February 4 and February 7, 2022, the Company received an additional total of $300,000 in cash from investors to acquire 909,091 shares of Common Stock, 909,091 Warrant As, and 909,091 Warrant Bs. These shares were not issued at March 31, 2022 and this amount is carried on the Company’s balance sheet as subscription liability.

On February 7 through March 31, 2022, the Company received a total of $100,000 in cash for the exercise of options to purchase 1,333,333 shares of Common Stock at a price of $0.075 per share. These shares were not issued at March 31, 2022 and this amount is carried on the Company’s balance sheet as subscription liability.

On March 24, 2022, the Company issued 500,000 shares of Common Stock pursuant to the exercise of stock options at a price of $0.25 per share for cash proceeds of $125,000. The conversion notice was effective March 7, 2022.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 24, 2022, the Company issued to a service provider 300,000 shares of Common Stock with a contract price of $0.33 per share. These shares had a grant date fair value for accounting purposes of $0.193 per share.

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2021	4,542,500	$0.41	$—
Issued	1,277,778	0.27	—
Cancelled / Expired	(1,592,500)	0.53	—
Balance at December 31, 2021	4,227,778	$0.33	$19,500
Exercised	(500,000)	0.25	—
Cancelled / Expired	(1,000,000)	0.55	—
Balance at March 31, 2022	2,727,778	$0.26	$—

Options exercisable and outstanding at March 31, 2022 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	2,727,778	2.21	$0.26	—

During the three months ended March 31, 2022, options to acquire 500,000 shares of Common Stock at a price of $0.25 per share were exercised. See note 8.

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2021	38,920,378	$0.27	$2,973,660
Granted	100,271,288	0.29	—
Exercised	(1,000,000)	0.12	—
Balance at December 31, 2021	138,191,666	$0.29	$3,824,750
Granted	5,242,424	0.33	—
Balance at March 31, 2022	143,434,090	$0.29	$1,147,100

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants exercisable and outstanding at March 31, 2022 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	140,943,547	3.80	$0.28	$1,147,100
$0.51 - $1.00	2,490,543	0.85	$0.60	—
	143,434,090			$114,710

On February 7, 2022 pursuant to a private placement of Common Stock the Company issued 4,242,424 five-year, immediately exercisable warrants to purchase one share of Common Stock at $0.33 per share. See note 8. On March 25, 2022, the Company issued warrants to its Chief Executive Officer pursuant to an employment agreement: (i) five-year warrants to purchase 1,000,000 shares of Common Stock at a price of $0.33 per share and an issuance date fair value of $166,823, vesting immediately; and (ii) five-year warrants to purchase 1,000,000 shares of Common Stock at a price of $0.33 per share and an issuance date fair value of $166,823, which will vest on March 25, 2023. The Company charged the amount of $166,823 to operations during the three months ended March 31, 2022 upon issuance of these warrants. The 1,000,000 unvested warrants are not included in the tables above.

NOTE 10 – SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to March 31, 2022, the Company received additional funds in connection with its private placement offering. See note 8. In April 2022, a total of $1,250,000 in cash from two investors was received for the purchase of 3,787,879 investment units at a price of $0.33 per unit consisting of a total of 3,787,879 shares of Common Stock, 3,787,879 Warrant As and 3,787,879 Warrant Bs.

Related Party Equipment Lease

On April 27, 2022, the Company entered into an Equipment Rental Agreement (the “Agreement”) with First New Haven Mortgage Company, LLC, a Connecticut limited liability company and an affiliate of the Company (the “Lessor”). Ronald J. LoRicco, a board member, is the co-managing member of the Lessor and has an indirect pecuniary interest in the Lessor. In accordance with Nevada corporate law, the Agreement was independently reviewed and approved by the unanimous vote of the disinterested directors of the Company, with Mr. LoRicco recusing himself from voting.

Pursuant to the Agreement, the Lessor paid approximately $450,000 to Upstate Custom Products LLC, a South Carolina limited liability company (the “Manufacturer”) on April 22, 2022 to purchase a single, specialized BasaMax™ Tetrad Basalt Rebar Pultrusion Machine to be used to manufacture the Company’s products (the “Machine”). The Company had previously ordered the Machine from the Manufacturer, and pursuant to the Agreement, the Lessor secured rights to the ownership of the Machine and rights under all the sales orders and agreements to purchase the Machine from Manufacturer to the Lessor.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2022 and 2021, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2021 and filed with the SEC on April 15, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements are based on our management’s beliefs, assumptions, and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events, or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to the timing for our planned manufacturing expansion, the benefits of our products, customer leads, product sales, financings, or the commercial viability of, and prospects for, our business model. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events (including, without limitation, those related to our planned manufacturing capacity expansion and our sales and marketing initiatives) could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially and adversely from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of significant risks and uncertainties, including without limitation those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors and other disclosures contained in our Annual Report on Form 10-K for the period ended December 31, 2021.

Basanite, Inc., and its wholly owned subsidiaries are referred to in this discussion as the “Company”, “we”, “our”, or “us”. “Common stock” refers to the common stock of the Company.

Overview

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

BI leases a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, pultrusion manufacturing machines for BasaFlex™ production, plus other composite manufacturing equipment. Pultrusion is a manufacturing process for converting reinforced fibers and liquid resin into a fiber-reinforced polymer product. Each of our current pultrusion machines has up to two linear production lines (we use one or two lines per machine depending on rebar size) giving a maximum capacity of 10 manufacturing lines (smaller bar sizes). To date, BI’s operations team has successfully optimized and scaled the capacity of our manufacturing plant to be able to produce up to 22,800 linear feet of BasaFlex™ rebar per shift, per working day, depending on the product mix.

During the past year, we have designed, developed, and prototyped a next generation Pultrusion manufacturing system we call BasaMax™. This new system has been designed in two versions, a quad-line system (for smaller bar sizes) and a dual-line system (for larger bar sizes), which not only have double the manufacturing capacity of the current machines, but they also run faster and they fit it the same manufacturing floorspace. We currently have five of these new BasaMax pultrusion machines on order: three quad-line machines and two dual-line machines. We expect to have these new machines in place during the third quarter of 2022. With the introduction of this new equipment and the establishment of our planned two-shift operations, our maximum manufacturing capacity for BasaFlex™ rebar will increase to approximately 128,000 linear feet per working day (on a two-shift basis).

Importantly, BI’s own fully equipped Test Lab is utilized to evaluate, validate, and verify each raw material and each batch of completed BasaFlex™ product, ensuring our finished goods meet the required specifications and performance attributes. We are also developing a new process specifically for manufacturing BasaFlex™ shapes (hoops; angles and stirrups) which we call BasaLinks™, which includes developing a next generation pultrusion system as part of this process. We expect our first BasaLinks system to be in place and operational during the fourth quarter of 2022.

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

We believe we are well positioned to benefit from this renewed focus, particularly in light of the interest of the U.S. government in funding infrastructure improvements and events such as the collapse of a residential building in Surfside, Florida.

Known Factors, Trends and Risks Impacting Our Business

Manufacturing Expansion

Our business plan calls for scaling the manufacturing capability at our Florida facility in order to enable the potential for increased revenues and cash flow positive operations, and ultimately to profitability, in as short a timeframe as possible. Following this, we plan to open additional facilities around the country, each designed to service a circular area roughly 1,000 miles in diameter, with the plant at the center. Locations will be selected based upon regional demand and using the South Florida facility as the model.

However, our South Florida manufacturing expansion plans have been hindered by several factors: the COVID-19 pandemic, our slower than expected rate of fundraising and our slower than expected ramp-up in sales. This last item has been caused by multiple factors, including:

•	the requirement for additional product and facility certifications from ICC Evaluation Services (known as “ICC-ES”), an industry leader in performing technical evaluations of building products, materials and systems for code compliance, and the Florida Department of Transportation (“FDOT”), both of which are underway, which in turn required additional long-duration product testing (7 to 9 months), now expected to complete by the end of September 2022;
•	the lack of an ASTM (formerly known as the American Society for Testing and Materials) product standard specifically for basalt fiber rebar (also under development, and a member of our board of directors is now on the ASTM committee reviewing this);
•	our current manufacturing capacity limitations, which have precluded us from bidding or winning several larger potential orders;
•	the Surfside Condo disaster, which has resulted in some local engineers being cautious around new product introductions. We believe, however, that we will be able to make a strong case that BasaFlex™ (which is corrosion proof) can remedy the structural failures (such as what occurred in Surfside) associated with steel reinforcement corrosion;
•	concerns about the current state of our manufacturing capability and our ability to deliver product.

Our new manufacturing equipment mentioned above is expected to be installed during the third quarter of 2022, and operational shortly thereafter. This will simultaneously resolve questions about our manufacturing capacity and will materially improve our ability to generate sales.

Impact of COVID-19

The pandemic caused by the novel coronavirus (known as “COVID-19”) and governmental responses and efforts to curb the spread of the pandemic has caused great disruption to the U.S. national and international economies. We have been adversely impacted by COVID-19 in that we have been required to temporarily suspend operations during 2020 due to necessary quarantines, and the impact of COVID-19 on the construction industry we service has been significant. Government mandated shutdowns and other measures held less of an impact on our business during 2021, although we did have personnel absent for periods during the year due to COVID-19. During the first quarter of 2022, while certain of our personnel did contract COVID-19, overall COVID-19 did not have a material impact on our business, in part because we were operating with reduced personnel and personnel could work remotely in certain cases.

The continued prevalence of COVID-19 or outbreaks of new variants thereof could disrupt our supply chain, as well as our own operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to illness affecting others in our office or plant, or due to additional necessary quarantines. This could be particularly true as we seek to scale operations during 2022 and hire additional personnel. COVID-19 could also impact members of our Board of Directors as well as key providers of services to us, which could adversely impact the management of our affairs. Additionally, as the COVID-19 pandemic continues to develop, we may be required to continue to spend time and resources in monitoring and adhering to government regulations that impact both our company and our customers and potential customers as necessary, which could also adversely impact our business and results of operations. We continue to monitor our operations and applicable government recommendations and requirements.

Inflation & Interest Rate Sensitivity

In the past two fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021 and into 2022, the U.S. economy has entered into a period of increasing inflation. Should inflation persist or increase, interest rates may continue to rise, and inflation overall could have a significant effect on the economy in general and the construction industry in particular, as well as create volatility in the capital markets. For example, inflation and increased interests could affect the prices of raw materials we use, demand for our products, our ability to attract and retain skilled labor and our ability to obtain financing. We are carefully watching chemical prices, which are following oil and gas prices, as a core component of BasaFlex™ is the chemical resin mix. Prices have risen, but we have been able to raise our own prices to support our margins, largely as the result of the increase in steel prices. We believe we have actually benefitted from the rapid rise in steel prices over the past 6 to 9 months as well as the reduced availability of steel rebar, both of which changes have opened opportunities to more readily introduce our products into the marketplace. As of the date of this report, BasaFlexTM has become directly competitive with steel on price alone, and it is relatively available, whereas steel has been impacted by raw material supply chain constraints. We will seek to continue to take advantage of these opportunities while high steel prices and restricted supply are prevalent.

Supply Chain

In the past year, supply chain shortages or delays have had an immaterial impact on our operations. Our raw material suppliers have maintained a consistent flow of goods which we receive monthly. Domestic suppliers have increased their in-stock flows to maintain adequate levels with our manufacturing needs. However, we might experience supply chain challenges in the future, which could harm our business and our results of operations.

War in Ukraine

The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our secondary supplier, UWF/Kamenny Vek. However, our primary supplier, Mafic, is U.S. based, and has ample capacity to support our current and anticipated future needs with 100% domestic source of raw materials. We have also recently increased the levels of our safety stock of raw materials as an additional cushion. Nonetheless, we are currently qualifying alternate material from other suppliers to preserve our options in case of further disruptions.

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. We are currently testing products at two independent laboratories in the pursuit of ICC-ES certification and a FDOT production facility approval, all of which is expected by the end of September 2022. We are already selling to FDOT projects on an individual basis through exemptions or specs. The FDOT approval will allow us to bid on any project approved for basalt fiber reinforced polymer products. Until we have obtained these additional approvals, our opportunities to bid on certain projects will be limited.

Need to Expand Management Personnel

During the quarter ended March 31, 2022, our company and Simon R. Kay (who had been serving as our Acting Interim Chief Executive Officer on a consulting basis) entered into a Transition Services Agreement in contemplation of our search for a permanent Chief Executive Officer. On March 25, 2022, our Board of Directors appointed Mr. Kay as our Chief Executive Officer and President. Additionally, until we hire a full time Chief Financial Officer, Mr. Kay will serve as Acting Interim Chief Financial Officer of our company.

On February 20, 2022, David L. Anderson (“Anderson”), our Executive Vice President and Chief Operating Officer provided written notice to our Board of Directors of his resignation, and on February 24, 2022, we provided written notice to Anderson that his resignation of employment was accepted, effective immediately. As such, Anderson is not affiliated with us as of February 24, 2022 and the position of Chief Operating Officer remains unfilled as of the date of this report. We will need to fill the position of Chief Operating Officer (or similar position) in order to grow our business as planned.

We presently do not have a separate Chief Financial Officer, and we will need to fill the position of Chief Financial Officer (or similar position) in order to grow our business as planned.

Results of Operations

Revenue: We had revenue of $258,289 from sales of finished goods for the three months ended March 31, 2022, compared to $4,136 in the prior year. While the increase in revenue in the year over year periods was relatively significant due to our increasing sales success (across all product lines) in 2022, overall revenues continue to be minimal, largely due to our capacity constraints and limited working capital. We continued our efforts to scale our production capacity, increase our sales, and grow finished goods inventory during the period.

Cost of goods sold: During the three months ended March 31, 2022, we had cost of sales of $585,811 compared to $1,316 in the prior year. We began our production activities in late 2021. The first activities were to build test articles for two sets of independent lab tests, and then the commencement of building finished goods inventory.  However, we lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace in the first quarter of 2022.

Sales, General, and Administrating Expenses: During the three months ended March 31, 2022, selling, general, and administrative were $1,047,378 compared to $1,064,867 in the prior year. The primary components of selling, general, and administrative expenses were as follows:

•	Payroll and related costs: During the three months ended March 31, 2022, payroll and related costs were $253,421 compared to $254,115 in the prior period.

•	Stock based compensation: During the three months ended March 31, 2022, stock-based compensation was $229,223 compared to $174,000 in the prior period. In March of 2022, the Company recognized stock-based compensation in the amount of $169,565 in connection with compensatory warrants issued to its Chief Executive Officer pursuant to a compensation agreement.

•	Consulting fees: During the three months ended March 31, 2022, consulting fees were $185,351 compared to $113,250 in the prior period. The Company utilized financial consultants in the current period in connection with its equity financing.

•	Product testing cost: During the three months ended March 31, 2022, product testing costs were $138,605 compared to $23,850 in the prior period. During the current period, the Company recorded the cost of annual testing services with the University of Miami.

•	Legal fees: During the three months ended March 31, 2022, legal fees were $32,280 compared to $50,931 in the prior period. Legal fees decreased primarily due a decrease in litigation in the current period.

•	Accounting and audit fees: During the three months ended March 31, 2022 accounting and audit fees were $67,763 compared to $62,801 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Other Income (expense) During the three months ended March 31, 2022, other income (expense) was ($145,761) compared to ($3,610,158) in the prior year. The components of other income (expense) were as follows:

•	Gain on settlement of payable: During the three months ended March 31, 2022, we had a gain of $0 compared to $24,485 during the prior year.

•	Loss on extinguishment of debt: During the three months ended March 31, 2022, we recorded no loss on extinguishment of debt compared to $3,686,123 during the prior period. During the three months ended March 31, 2021, we renegotiated a substantial portion of its debt; there was no comparable transaction in the current period.

•	Loan forgiveness: During the three months ended March 31, 2022, we had loan forgiveness of $0 compared to $124,143 for the same period in the prior year. We recognized the forgiveness of a loan in the prior period; there was no comparable transaction in the current period.

•	Interest expense: During the three months ended March 31, 2022 and 2021, we recognized interest expense in the amount of $145,761 and $72,663, respectively. The increase is mainly due to an increase in the principal amount of notes payable during the current period.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of March 31, 2022, we had an accumulated deficit of $47,641,871. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding proceeds from the sale of our securities, a recent related party equipment lease transaction and warrant and option exercises in 2021 and 2022, current working capital is very limited and our projected sales revenue (together with our limited working capital) are presently insufficient to maintain our current operations. In order to grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our expansion plans (which includes the finalization of our current manufacturing expansion plans and potential investments in other manufacturing facilities, as well as increased headcount necessary to operate our manufacturing at planned capacity) as well as our significant operating deficit while we seeking to scale our manufacturing capability, secure orders from known potential customers and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and uplist to a national exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure required capital (whether through an underwritten uplist financing or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

At March 31, 2022, we had cash of $241,408 compared to $109,514 at December 31, 2021. The increase in cash was due to the sale of common stock and warrants which generated net cash proceeds to us of approximately $774,591. Notwithstanding this increase in cash, and although we recently announced on May 9, 2022 that we had raised sufficient capital to purchase our new manufacturing machines, we will require significant additional funding as described above.

Cash Flows

Net cash provided by (used in) operating activities amounted to $71,166 and ($920,915) for the three months ended March 31, 2022 and 2021, respectively. The increase in net cash provided by (used in) operating activities was primarily a result of an increase in accounts payable in the amount of $770,746 during the three months ended March 31, 2022 compared to $116,071 in the prior period, and to the $400,000 in proceeds from the private placement offering for which the equity instruments have not yet been issued to the investors.

During the three months ended March 31, 2022, we used $713,863 net cash for investing activities compared to $131,903 used in the same period in the prior fiscal year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine, for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

During the three months ended March 31, 2022, we had $774,591 net cash provided by financing from the sale of common stock for net proceeds of $649,591 and exercise of stock options in the amount of $125,000. During the prior period, cash provided by financing activities was $1,149,072.

We do not believe that our cash on hand as of March 31, 2022, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

Critical Accounting Estimates

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see note 2 to the condensed financial statements included in this report.

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

Our management, under the supervision and with the participation of our Chief Executive Officer (who also serves as Acting Interim Chief Financial Officer) and our Controller, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through March 31, 2022.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022.

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

Because of its inherent limitations, however, readers are cautioned that internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings that, individually or in the aggregate, could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of the date of this report, we are not aware of any such proceedings pending against our company.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2022 and February 3, 2022, we conducted the initial closings of a private placement offering consisting of up to $5,000,000 of units at a price of $0.33 per Unit. Each Unit consists of: (i) one share of our common stock (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one share of common stock at $0.33 per share.  At these initial closings, an aggregate of $700,000 worth of Units were sold. The investors participating in the initial closings included affiliates of USS, one of our strategic commercial partners (including Manuel Rodriguez, one of our directors and individuals or entities with whom USS and its affiliates do business within the construction industry (collectively, “Strategic Investors”. We anticipate that all investors in this offering will qualify as Strategic Investors who are introduced to us by Mr. Rodriguez and his associates. In connection with these initial closings, we entered into definitive securities purchase agreements with the Strategic Investors and issued an aggregate of 2,121,212 shares of common stock, Warrant As to purchase up to an aggregate of 2,121,212 shares of common stock, and Warrant Bs to purchase up to an aggregate of 2,121,212 shares of common stock (for an aggregate of 4,242,424 warrant shares). This offering is ongoing as of the date of this filing.

On March 24, 2022, the company issued 500,000 shares of common stock pursuant to the exercise of stock options at a price of $0.25 per share for total cash proceeds of $125,000.

On March 24, 2022, the Company issued to a service provider 300,000 shares of Common Stock with a contract price of $0.33 per share. These shares had a grant date fair value for accounting purposes of $0.193 per share.

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

Effective April 27, 2022, we entered into a collaboration framework agreement with MEP World Group, a Florida limited liability company (“MEP”). Pursuant to the agreement, MEP has engaged us for manufacturing services on a non-exclusive basis and to sell products to MEP as its supplier for MEP customers in accordance with the agreement. This collaboration framework agreement terminates and replaces that certain Exclusive Supplier Agreement, dated July 23, 2020, between our company and MEP under which (among other items) MEP was granted exclusive distribution rights to BasaFlex™ and our other products in Miami-Dade County.

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

Date: May 16, 2022

Basanite, Inc.

By:	/s/ Simon R. Kay
Simon R. Kay
Chief Executive Officer, President and Acting Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

