Form 10-Q
period 2022-06-30
BASANITE, INC.
filed 2022-08-16
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Shares Outstanding as of August 15, 2022
Common Stock, $0.001 par value per share	253,217,402

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$58,893	$109,514
Accounts receivable, net	24,256	7,817
Inventory	317,972	714,655
Prepaid expenses	104,805	127,806
Deposits and other current assets	253,436	265,553
TOTAL CURRENT ASSETS	759,362	1,225,345

Lease right-of-use asset, operating	605,621	749,116
Lease right-of-use asset, financing, related-party	451,050	—
Fixed assets, net	3,462,492	3,236,825
TOTAL NON CURRENT ASSETS	4,519,163	3,985,941

TOTAL ASSETS	$5,278,525	$5,211,286

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$1,469,978	$1,175,682
Accrued expenses	890,932	407,454
Accrued legal liability	165,000	165,000
Subscription liability	1,300,000	—
Notes payable	500,515	466,762
Notes payable - related party	300,000	300,000
Notes payable - convertible - related party, net	1,689,745	1,689,745
Lease liability – operating, current portion	357,080	325,339
Lease liability – financing, related party, current portion	3,892	—
TOTAL CURRENT LIABILITIES	6,677,142	4,529,982

Lease liability – operating, net of current portion	312,781	499,546
Lease liability – financing, related party, net of current portion	445,257	—

TOTAL LIABILITIES	7,435,180	5,029,528

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 251,884,069 and 248,840,144 shares issued and outstanding, respectively	251,885	248,842
Additional paid-in capital	47,177,393	46,054,126
Accumulated deficit	(49,585,933)	(46,121,210)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(2,156,655)	181,758

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,278,525	$5,211,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Products sales - rebar	$288,050	$15,549	$546,339	$19,685

Total cost of goods sold	611,163	19,493	1,196,974	20,809

Gross (loss)	(323,113)	(3,944)	(650,635)	(1,124)

OPERATING EXPENSES
Sales, general, and administrative	1,035,717	1,447,580	2,083,095	2,512,447
Total operating expenses	1,035,717	1,447,580	2,083,095	2,512,447

NET LOSS FROM OPERATIONS	(1,358,830)	(1,451,524)	(2,733,730)	(2,513,571)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	320,037	—	344,522
Liquidated damages – loan commitment	(403,643)	—	(426,759)	—
Miscellaneous income	—	3,116	—	3,116
Loss on extinguishment of debt	—	(3,056,892)	—	(6,743,015)
Gain on loan forgiveness	—	—	—	124,143
Interest expense	(181,589)	(133,211)	(304,234)	(205,874)
Total other income (expense)	(585,232)	(2,866,950)	(730,993)	(6,477,108)

NET LOSS	$(1,944,062)	$(4,318,474)	$(3,464,723)	$(8,990,679)

Net loss per share – basic	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Net loss per share – diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of shares outstanding – basic	251,800,462	227,837,337	250,996,454	227,115,792
Weighted average number of shares outstanding – diluted	251,800,462	227,837,337	250,996,454	227,115,792

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance January 1, 2021	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)
Warrants exercised for cash	1,000,000	1,000	122,500	—	123,500
Stock-based compensation	600,000	600	173,400	—	174,000
Stock issued for cash	450,000	450	89,550	—	90,000
Warrants Issued	—	—	3,686,123	—	3,686,123
Net loss	—	—	—	(4,672,205)	$(4,672,205)

Balance March 31, 2021	226,886,785	$226,888	$32,786,061	$(34,315,592)	$(1,302,643)

Stock issued for cash	735,669	735	241,041	—	241,776
Stock-based compensation	900,000	900	554,625	—	555,525
Warrants issued	—	—	3,362,091	—	3,362,091
Net loss	—	—		(4,318,474)	(4,318,474)

Balance June 30, 2021	228,522,454	$228,523	$36,943,818	$(38,634,066)	$(1,461,725)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

					Total
					Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance January 1, 2022	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758

Stock issued for cash, net of costs of $50,409	2,121,212	2,121	647,470	—	649,591
Stock issued for exercise of warrants	500,000	500	124,500	—	125,000
Stock issued to service provider	300,000	300	57,600	—	57,900
Warrants issued to management	—	—	169,565	—	169,565
Net loss	—	—	—	(1,520,661)	(1,520,661)

Balance March 31, 2022	251,761,356	$251,763	$47,053,261	$(47,641,871)	$(336,847)

Shares issued to related party for services	122,713	122	18,162	—	18,284
Vesting of warrants issued to management	—	—	41,706	—	41,706
Warrants issued to Related Party for services provided		—	64,264	—	64,264
Net loss	—	—	—	(1,944,062)	(1,944,062)

Balance June 30, 2022	251,884,069	$251,885	$47,177,393	$(49,585,933)	$(2,156,655)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,464,723)	$(8,990,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	143,495	122,501
Lease right-of-use asset amortization, financing lease, related party	(1,050)	—
Depreciation and amortization	67,165	63,925
Gain on settlement of legal contingency	—	(344,522)
Loss on extinguishment of debt	—	6,743,015
Loan forgiveness	—	(124,143)
Stock-based compensation	426,856	729,525
Changes in operating assets and liabilities:
Prepaid expenses	(18,383)	(89,632)
Inventory	396,683	(231,584)
Accounts receivable	(16,439)	(208,930)
Deposits and other current assets	12,117	—
Accounts payable and accrued expenses	1,227,774	203,873
Subscription liability	1,300,000	(40,000)
Lease liability, operating leases	(155,024)	(127,850)
Net cash used in operating activities	(81,529)	(2,294,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(742,832)	(270,330)
Net cash used in investing activities	(742,832)	(270,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lease liability, financing lease – related party	(851)	—
Proceeds from sale of common stock, net of costs	649,591	331,776
Proceeds from exercise of warrants	—	123,500
Proceeds from exercise of stock options	125,000	—
Proceeds of convertible notes payable and convertible notes payable related party	—	579,741
Repayments of convertible notes payable and convertible notes payable related party	—	(35,000)
Proceeds from notes payable and notes payable related party	—	1,391,194
Repayments of notes payable and notes payable related party	—	(8,485)
Net cash provided by financing activities	773,740	2,382,726

NET INCREASE (DECREASE) IN CASH	(50,621)	(182,105)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,514	259,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,893	$77,400

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$4,016
Forgiveness of Paycheck Protection Program loan and accrued interest	$—	$124,143

Supplemental disclosure of non cash investing and financing activities:
Common stock issued for services	$57,900	$—
Issuance of warrants for services	$64,264	$64,045
Conversion of note payable in exchange for warrants	$—	$305,199
Accounts payable paid by financing lease, related party	$450,000	$—

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

BasaMix™ is designed to help absorb the stresses associated with early-aged plastic shrinkage and settlement cracking in concrete, as well as providing an increased toughness for enhanced reinforcement in Slab-on-Grade (“SOG”) and precast elements. BasaMix™ also serves in a “system approach” for optimum performance of a concrete element when used in conjunction with our BasaFlex™ rebar.

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2022, and December 31, 2021, respectively, the Company reported:

•	an accumulated deficit of $49,585,933 and $46,121,210;

•	a working capital deficiency of $5,917,780 and $3,304,637; and

•	cash used in operations of $81,529 and $4,507,418.

Losses have principally occurred as a result of the substantial resources required for product research and development, establishment and upgrading of our manufacturing facility and equipment, and for certification, government approval and marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase during the first half of 2022 (including the quarter ended June 30, 2022), and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™ and BasaMix ™ products. We also spent time and resources during the first half of 2022 in introducing our products to, and receiving approvals and certifications from, various county and local government agencies to have our products used in such agencies’ construction projects, While the Company plans to expand its manufacturing capacity during 2022, based on our current limited manufacturing capacity there is no guarantee that orders secured from marketing and governmental approval activities will actually be received or that orders, if received, can be properly fulfilled.

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

At June 30, 2022, the Company had cash of $58,893 compared to $109,514 at December 31, 2021.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the six months ended June 30, 2022. There were no such valuations during the six months ended June 30, 2021:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2022	2021
(Unaudited)
Expected price volatility	144.76-145.73%	N/A
Risk-free interest rate	2.55-2.88	N/A
Expected life in years	5	N/A
Dividend yield	—	N/A

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(C) Cash

The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash, cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company “(“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce BasaFlex™ rebar and our other products. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value.

The Company’s inventory at June 30, 2022 and December 31, 2021 was comprised of:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Finished goods	$61,339	$328,229
Work in process	73,019	35,213
Raw materials	183,614	351,213
Total inventory	$317,972	$714,655

(E) Fixed assets

Fixed assets consist of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Computer equipment	$166,679	$133,654
Machinery	728,245	717,437
Leasehold improvements	170,452	166,252
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	2,653,784	2,408,986
	3,800,222	3,507,391
Accumulated depreciation	(337,730)	(270,566)
	$3,462,492	$3,236,825

Depreciation expense for the three and six months ended June 30, 2022, was $33,493 and $66,751, respectively; depreciation expense for the three months and six months ended June 30, 2021, was $32,216, and $63,925, respectively.

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

The following are potentially dilutive shares not included in the loss per share computation:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Options	1,727,778	4,227,778
Warrants	141,889,090	138,191,666
Convertible securities	7,696,765	6,970,063
Total	151,313,633	149,389,507

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling are treated as fulfillment activities, rather than promised services, and therefore are not considered separate performance obligations. During the six three and six months ended June 30, 2022, and 2021, the Company incurred shipping and handling costs in the amount of $16,537 and $0, respectively.

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

The right-of-use asset is composed of the sum of all remaining lease payments plus any initial direct costs and is amortized over the life of the expected lease term. For the expected term of the lease, the Company used the initial term of the five-year lease. If the Company does elect to exercise its option to extend the lease for another five years, for which the election will be treated as a lease modification, the lease will be reviewed for remeasurement.

The future minimum lease payments to be made under the operating lease as of June 30, 2022, are as follows:

2022	$215,310
2023	440,308
2024	110,884
Total minimum lease payments	766,502
Discount	(96,641)
Operating lease liability	$669,861

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2022, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the six months ended June 30, 2022, and 2021, the Company expensed $220,863 and $214,036, respectively for rent.

NOTE 4 – FINANCING LEASE – RELATED PARTY

On April 27, 2022, the Company entered into an Equipment Rental Agreement (the “Agreement”) with First New Haven Mortgage Company, LLC, a Connecticut limited liability company and an affiliate of the Company (the “Lessor”). Ronald J. LoRicco, a member of the Company’s Board of Directors, is the co-managing member of the Lessor and has an indirect pecuniary interest in the Lessor. In accordance with Nevada corporate law, the Agreement was independently reviewed and approved by the unanimous vote of the disinterested directors of the Company, with Mr. LoRicco recusing himself from voting.

Pursuant to the Agreement, the Lessor paid approximately $450,000 to Upstate Custom Products LLC, a South Carolina limited liability company (the “Manufacturer”) on April 22, 2022, to purchase a single, specialized BasaMax™ Tetrad Basalt Rebar Pultrusion Machine to be used to manufacture the Company’s products (the “Machine”). The Company had previously ordered the Machine from the Manufacturer, and pursuant to the Agreement, the Lessor secured rights to the ownership of the Machine and rights under all the sales orders and agreements to purchase the Machine from Manufacturer to the Lessor. The loan amount was paid directly to the Manufacturer. The Company has elected to use a market interest rate of 21%, this rate in line with the available options the Company would be subject to. Pursuant to this lease, the Company will make payments in the amount of $8,250 per month for 24 months, followed by a final payment in the amount of $450,000.

The future minimum lease payments to be made under the financing lease as of June 30, 2022, are as follows:

2022	$41,250
2023	99,000
2024	474,750
Total minimum lease payments	615,000
Discount	(165,851)
Financing lease liability	$449,149

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – NOTES PAYABLE

Notes payable totaled $500,515 and $466,762 on June 30, 2022, and December 31, 2021, respectively.

On February 25, 2021, the Company entered a promissory note agreement with its bank for $165,747 loan bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years. The Company applied for forgiveness of this loan on January 17, 2022; the Company received notice of forgiveness on August 1, 2022.

The Company enters into financing arrangements for its liability insurance premiums. The financings have a term of one year and an interest rate of 9.40%. The balance due on these financings as of June 30, 2022 and December 31, 2021 $39,768 and $6,015, respectively.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 2, 2022.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable on April 9, 2022. The Company also issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 9, 2022.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable on April 16, 2022. The Company also issued a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.25 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 16, 2022.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable on April 16, 2022. The company also issued a warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.25 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 16, 2022.

Interest expense for the Company’s notes payable for the three and six months ended June 30, 2022 was $16,493 and $32,300, respectively, compared to $29,802 and $30,177 for the three and six months ended June 30, 2021, respectively.

Accrued interest for the Company’s notes payable on June 30, 2022 and December 31, 2021 was $69,655 and $42,773, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable – Related Party, totaled $300,000 on June 30, 2022, and December 31, 2021, respectively.

On April 2, 2021, the Company issued a promissory note to Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 2, 2022.

On April 2, 2021, the Company issued a promissory note to Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 2, 2022.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2022 was $16,365 and $32,015, respectively. Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2021, was $0 and $13,335, respectively.

Accrued interest for the Company’s notes payable - related party on June 30, 2022, and December 31, 2021, was $74,629 and $42,614, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $1,689,746 on June 30, 2022, and December 31, 2021.

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

Interest expense for the Company’s convertible notes payable – related parties for the three and six months ended June 30, 2022, was $102,398 and 199,843, respectively, compared to $84,605 and $151,521, respectively, for the three and six months ended June 30, 2021.

Accrued interest for the Company’s convertible notes payable – related parties on June 30, 2022, and December 31, 2021, was $426,865 and $227,022, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is the obligor under certain promissory notes that are currently past due (although formal events of default have not been declared).

The Company is presently in default of its obligations under the terms of the Company’s private placement which closed in August 2021 to file a registration statement for an underwritten public offering and concurrently an application for listing on a national stock exchange. As a result, the Company is required to pay liquidated damages in the amount of $53,345 per month starting in March 2022, and $106,690 per month, beginning on June 1, 2022. The maximum amount of such liquidated damages could be $480,104 if such filings are not made. The Company has accrued the full amount of this liability, resulting in charges of $403,643 and $426,759 to operations during the three and six months ended June 30, 2022, respectively. During the three months ended June 30, 2022, a payment in the amount of $53,345 was made in connection with these obligations; at June 30, 2022, the amount of $426,759 was recorded on the Company’s balance sheet as an accrued liability.

NOTE 9 – STOCKHOLDERS’ DEFICIT

On May 23, 2022, the Company issued 2,000,000 warrants with a fair value of $257,059 to a Key Honey, LLC. During the three months ended June 30, 2022, 500,000 of these warrants were vested and with a value of $64,264. Key Honey, LLC is owned and operated by Richard Gibbs III, a non-affiliated shareholder. Key Honey, LLC provides the Company with sales, operations and marketing work product and consultancy.

The Company raised $1,300,000 pursuant to a private placement of Common Stock and warrants – this amount is carried on the Company’s balance sheet as a current liability as of June 30, 2022 because the shares have not yet been issued to the investors.

Effective May 27, 2022, the Company issued 122,713 shares of Common Stock at a price of $0.149 per share to a board member for commission on a sale. The amount of $18,284 was charged to non-cash compensation.

During the three months ended June 30, 2022, the company charged the amount of $41,706 to non-cash compensation representing the vesting of warrants issued to the Company’s Chief Executive Officer.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2021	4,542,500	$0.41	$—
Issued	1,277,778	0.27	—
Cancelled / Expired	(1,592,500)	0.53	—
Balance at December 31, 2021	4,227,778	$0.33	$19,500
Exercised	(500,000)	0.25	—
Cancelled / Expired	(1,000,000)	0.55	—
Balance at March 31, 2022	2,727,778	$0.26	$—
Cancelled / Expired	(1,000,000)	0.25	—
Balance at June 30, 2022	1,727,778	$0.27	$—

Options exercisable and outstanding at June 30, 2022 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	1,727,778	3.107	$0.27	—

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

		Weighted
		Average	Aggregate
	Total Warrants	Exercise Price	Intrinsic Value

Balance at January 1, 2021	38,920,378	$0.27	$2,973,660
Granted	100,271,288	0.29	—
Exercised	(1,000,000)	0.12	—
Balance at December 31, 2021	138,191,666	$0.29	$3,824,750
Granted	5,242,424	0.33	—
Balance at March 31, 2022	143,434,090	$0.29	$1,147,100
Granted	500,000	0.33	—
Expired - cancelled	(2,045,000)	0.49	—
Balance at June 30, 2022	141,889,090	0.29	$204,000

Warrants exercisable and outstanding at June 30, 2022 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	140,346,047	3.57	$0.28	$204,000
$0.51 - $1.00	1,543,043	1.00	$0.60	—
	141,889,090			$204,000

NOTE 11 – SUBSEQUENT EVENTS

On July 11, 2022, the Company entered into a Sale/Leaseback Agreement (the “Agreement”) with Quayco, LLC, a Pennsylvania limited liability company (the “Lessor”). The Company had previously ordered certain specialized BasaMax™ Pultrusion Machines (the “Machines”) from Upstate Custom Products LLC, a South Carolina limited liability company (the “Manufacturer”). The Machines are to be used to manufacture the Company’s basalt fiber reinforced polymer (BFRP) rebar products. Pursuant to the Agreement, the Lessor will pay the Lessee $450,000 and the Lessee will transfer to the Lessor secured rights to the ownership of one (1) BasaMaxTM Tetrad Pultrusion Machine and all rights under the sales orders and agreements to purchase the Machine from Manufacturer. The Company had previously recorded this amount in accounts payable and Construction in Progress; at the date of the loan, the amount of $450,000 will be transferred from accounts payable to Right of Use Lease Liability. Loan fees will be charged for this loan for 24 months.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and six months ended June 30, 2022, and 2021, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2021, and filed with the SEC on April 15, 2022.

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

We believe that the following attributes of BasaFlex™ provide it with a competitive advantage in the marketplace:

•	BasaFlex™ never corrodes: steel reinforcement products rust, leading to spalling and significant repair costs down the road;

•	BasaFlex™ is sustainable: BasaFlex™ is made from Basalt rock, the most abundant rock found on Earth’s surface, and offers a longer product lifecycle than traditional steel (the lack of corrosion allows the life span of concrete products reinforced with BasaFlex to be significantly longer);

•	BasaFlex™ is “green”: From mining, through production, to installation at the building site, BasaFlex™ has an exceptionally low carbon footprint when compared with that of steel or with carbon fiber or glass fiber reinforced polymer rebar products; and

•	BasaFlex™ has a lower in-place cost: the physical nature of our products relative to steel result in a lower net cost to the contractor once installed, such as: BasaFlex™ is one-quarter of the weight of equivalent sized steel, meaning 4 times the quantity of material can be delivered by the same truck (or container); all Basanite products can be loaded/unloaded and moved around the jobsite by hand – no expensive handling equipment is needed; less concrete is required as BasaFlex™ does not require the extra concrete cover needed when using steel; and Basanite products are safer and easier to use. We believe all these factors materially reduce the net in-place cost of concrete reinforcement.

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

During the past year, we have designed, developed, and prototyped a next generation Pultrusion manufacturing system for BasaFlexTM rebar we call BasaMax™. This new system has been designed in two versions, a quad-line system named “Tetrad” (for smaller bar sizes) and a dual-line system named “Dyad” (for larger bar sizes). Each offers not only have double the manufacturing capacity of the current machines for a given bar size, but they also run faster, and they fit in the same manufacturing floorspace. We currently have five of these new BasaMax pultrusion machines on order: three quad-line machines and two dual-line machines. Design changes and other improvements we wanted to incorporate (based on reviews of the prototype), coupled with supply chain issues prevalent in today’s economic environment have led to some delay in the completion of the new equipment. We now expect to accept delivery of these custom manufactured new machines early in the fourth quarter of 2022, with installation and calibration also to be completed in fourth quarter of 2022. With the introduction of this new equipment and the subsequent establishment of our planned two-shift operations, our maximum manufacturing capacity for BasaFlex™ rebar will increase to 100,000+ linear feet per working day (on a two-shift basis).

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

We believe that macroeconomic factors are pressuring the construction industry to consider the use of alternative reinforcement materials for the following reasons:

•	the increasing need for global infrastructure repair;

•	recent design trends towards increasing the lifespan of projects and materials;

•	the global interest in promoting the use of sustainable products;

•	increasing consideration of both the long-term costs and environmental impacts of material selections.

•	more recently, due to rising steel prices, an increasing level of price equivalence between steel rebar and our BFRP rebar.

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

However, our South Florida manufacturing expansion plans have been hindered by several factors: the COVID-19 pandemic, our slower than expected rate of fundraising and our slower than expected ramp-up in sales. This last item has been caused by multiple factors, including:

•	customer requirements for multiple additional product and facility certifications, in particular from the International Code Council (or ICC) Evaluation Service (known as “ICC-ES”), an industry leader in performing technical evaluations of building products, materials and systems for code compliance; and from the Florida Department of Transportation (“FDOT”). Both certification programs are underway, and each requires separate, long-duration product testing (7 to 9 months). ICC testing is expected to complete by the end of September 2022 with approval to follow; and FDOT testing is expected to complete during the fourth quarter of 2022 with approval to follow;

•	the lack of an ASTM (formerly known as the American Society for Testing and Materials) product standard specifically for basalt fiber rebar (this process is also underway, and a member of our board of directors, Fred Tingberg, who was appointed as our Chief Technology Officer in June 2022 is on the ASTM committee reviewing this; we currently expect the ASTM to be issued in September 2022);

•	our current manufacturing capacity limitations, which have precluded us from bidding or winning several larger potential orders;

•	the Surfside Condo disaster, which has resulted in some local engineers being cautious around new product introductions. We believe, however, that we will be able to make a strong case that BasaFlex™ (which is corrosion proof) can remedy the structural failures (such as what occurred in Surfside) associated with steel reinforcement corrosion;

•	concerns about the current state of our manufacturing capability and our ability to deliver product(s).

Our new manufacturing equipment mentioned above is expected to be delivered and the installation and calibration process to commence during the fourth quarter of 2022. The equipment is expected to become fully operational shortly thereafter. We believe the achievement of this would simultaneously resolve questions about our manufacturing capacity and will materially improve our ability to generate sales.

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

Inflation & Interest Rate Sensitivity

In the past two fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021 and into 2022, the U.S. economy has entered into a period of increasing inflation. Should inflation persist or increase, interest rates may continue to rise, and inflation overall could have a significant effect on the economy in general and the construction industry in particular, as well as create volatility in the capital markets. For example, inflation and increased interests could affect the prices of raw materials we use, demand for our products, our ability to attract and retain skilled labor and our ability to obtain financing. We are carefully watching chemical prices, which are following oil and gas prices, as a core component of BasaFlex™ is the chemical resin mix. Prices have risen, but we have been able to raise our own prices to support our margins, largely as the result of the increase in steel prices. We believe we have actually benefitted from the rapid rise in steel prices over the past several fiscal quarters as well as the reduced availability of steel rebar, both of which changes have opened opportunities to more readily introduce our products into the marketplace. As of the date of this report, BasaFlex™ has become directly competitive with steel on price alone, and it is relatively available, whereas steel has been impacted by raw material supply chain constraints. We will seek to continue to take advantage of these opportunities while high steel prices and restricted supply are prevalent.

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

Supply chain shortages have, however, negatively impacted the scheduled delivery of our new custom manufacturing equipment, which are now scheduled to be installed and calibrated in the fourth quarter of 2022 (we had previously anticipated this process to be completed earlier in 2022). While we believe these supply chain issues are resolved, we still might experience further delays which are beyond our control or that of the machine manufacturer. Such additional delay(s) could further delay the delivery, installation and calibration of our new manufacturing equipment, which in turn would harm our business and/or our results of operations.

War in Ukraine

The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our secondary supplier in Russia, Kamenny Vek. However, our primary supplier, Mafic, is U.S. based, and has ample capacity to support our current and anticipated future needs with a 100% domestic source of raw materials. We have also recently increased the levels of our safety stock of raw materials as an additional cushion. Nonetheless, we are currently qualifying alternate material from other global suppliers to preserve our options in case of further disruptions.

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. As previously noted, we are currently testing products at two independent laboratories in the pursuit of ICC-ES and FDOT certifications. These also include production facility approvals. ICC-ES approval is expected by the end of September 2022, and FDOT approval by the end of 2022 (including the facility approvals). However, we are already selling to FDOT projects on an individual basis through exemptions or previously issued material specs. Formal FDOT approval will allow us to bid on any FDOT project that is approved to use basalt fiber reinforced polymer products. Until we have obtained these additional approvals, our opportunities to bid on certain projects will be limited.

Need to Expand Management Personnel

During the quarter ended March 31, 2022, our company and Simon R. Kay (who had been serving as our Acting Interim Chief Executive Officer on a consulting basis) entered into a Transition Services Agreement in contemplation of our search for a permanent Chief Executive Officer. On March 25, 2022, our Board of Directors appointed Mr. Kay as our Chief Executive Officer and President. Additionally, Mr. Kay served as Acting Interim Chief Financial Officer and Acting Interim Principal Financial Officer of our company until August 1st, 2022, when we engaged NowCFO (see below).

On August 1, 2022, the Company engaged NowCFO, a third-party consulting firm, to provide chief financial officer services for quarterly reporting and additional accounting matters. However, we believe that hiring a full time Chief Financial Officer is in our company’s long term best interests and the Company continues to recruit and interview candidates.

On February 20, 2022, David L. Anderson (“Anderson”), our Executive Vice President and Chief Operating Officer provided written notice to our Board of Directors of his resignation, and on February 24, 2022, we provided written notice to Anderson that his resignation of employment was accepted, effective immediately. As such, Anderson is not affiliated with us as of February 24, 2022, and the position of Chief Operating Officer remains unfilled as of the date of this report. We will need to fill the position of Chief Operating Officer (or similar position) in order to grow our business as planned.

Results of Operations for the Three Months Ended June 30, 2022, and 2021

Revenue: We had revenue of $288,050 from sales of finished goods for the three months ended June 30, 2022, an increase of $272,501 compared to $15,549 in the prior year. While the increase in revenue in the year over year periods was relatively significant due to our increasing sales success (across all product lines) in 2022, overall revenues continue to be minimal, largely due to our capacity constraints and limited working capital. We continued our efforts to scale our production capacity, increase our sales, and grow finished goods inventory during the period.

Cost of goods sold: Cost of goods sold was $611,163 for the three months ended June 30, 2022, an increase of $591,670 compared to cost of goods sold of $19,493 during the prior period. Cost of goods sold reflects the fixed overhead costs absorbed by manufacturing, at low sales volumes this results in negative margins. Our gross profit during the three months ended June 30, 2022, was negative $323,113 compared to negative $3,944 during the prior period. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Sales, general, and administrative: Sales, general, and administrative expenses were $1,035,717 during the three months ended June 30, 2022, a decrease of $411,863 compared to $1,447,580 during the prior period. For the current quarter, sales, general, and administrative costs consisted primarily of professional fees of $286,853; payroll and related costs of $239,145, not including stock-based compensation of $197,633; consulting fees of $82,591; investor relations costs of $49,180; research and development of $42,427; advertising and marketing of $42,099; rent of $30,778; computer and IT costs of $26,187, and office costs of $20,839. The primary reason for the decrease in sales, general, and administrative costs compared to the prior period was $443,436 in overhead and depreciation charges in the prior period; these costs were absorbed by cost of sales during the three months ended June 30, 2022.

Other Income (Expense):

Gain on settlement of legal contingency: There was no gain on legal contingency during the three months ended June 30, 2022. During the prior period, the Company recognized a gain on settlement of legal contingency in the amount of $320,037 in connection with the settlement of accounts payable related to legal matters.

Liquidated damages – loan commitment: During the three months ended June 30, 2022, the company recognized liquidated damages – loan commitment in the amount of $403,643 in connection with our obligations under the terms of our private placement to file a registration statement for an underwritten public offering and concurrent listing on a national stock exchange. There were no such charges during the prior period.

Loss on extinguishment of debt: The Company recognized no loss on extinguishment of debt during the three months ended June 30, 2022, compared to $3,056,892 during the three months ended June 30, 2021. For more information about the transaction leading to the extinguishment of debt refer to footnote 7 of the financial statements included in this Form 10-Q.

Interest expense: Interest expense was $181,589 during the three months ended June 30, 2022, an increase of $48,378 compared to interest expense of $133,211 during the prior period. Interest expense consists of interest on the Company’s notes and loans payable along with late fees on past due invoices charged by vendors.

Results of Operations for the Six Months Ended June 30, 2022, and 2021

Revenue: We had revenue of $546,339 from sales of finished goods for the six months ended June 30, 2022, compared to $19,685 in the prior year. While the increase in revenue in the year over year periods was relatively significant due to our increasing sales success (across all product lines) in 2022, overall revenues continue to be small, largely due to our capacity constraints and limited working capital. We continued our efforts to scale our production capacity, increase our sales, and grow finished goods inventory during the period.

Cost of goods sold: Cost of goods sold was $1,196,974 for the six months ended June 30, 2022, an increase of $1,176,165 compared to cost of goods sold of $20,809 during the prior period. Cost of goods sold reflects the fixed overhead costs absorbed by manufacturing, at low sales volumes this results in negative margins. Our gross profit during the six months ended June 30, 2022, was negative $650,635 compared to negative $1,124 during the prior period. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Sales, general, and administrative: Sales, general, and administrative expenses were $2,083,095 during the six months ended June 30, 2022, a decrease of $429,352 compared to $2,512,447 during the prior period. For the current six-month period, sales, general, and administrative costs consisted primarily of payroll and related costs of $490,977, not including stock-based compensation of $426,856; professional fees of $386,896; consulting fees of $267,942; research and development of $181,032; investor relations costs of $111,213; advertising and marketing of $71,491; rent of $41,869; computer and IT costs of $41,605; and office costs of $35,160. The primary reason for the decrease in sales, general, and administrative costs compared to the prior period was $443,436 in overhead and depreciation charges in the prior period; these costs were absorbed by cost of sales during the six months ended June 30, 2022.

Other Income (Expense):

Gain on settlement of legal contingency: There was no gain on legal contingency during the six months ended June 30, 2022. During the prior period, the Company recognized a gain on settlement of legal contingency in the amount of $344,522 in connection with the settlement of accounts payable related to legal matters.

Liquidated damages – loan commitment: During the six months ended June 30, 2022, the company recognized liquidated damages – loan commitment in the amount of $426,759 in connection with our obligations under the terms of our private placement to file a registration statement for an underwritten public offering and concurrent listing on a national stock exchange. There were no such charges during the prior period.

Loss on extinguishment of debt: The Company recognized no loss on extinguishment of debt during the six months ended June 30, 2022, compared to $6,743,015 during the six months ended June 30, 2021. For more information about the transaction leading to the extinguishment of debt refer to footnote 7 of the financial statements included in this Form 10-Q.

Gain on loan forgiveness: There was no gain on loan forgiveness during the six months ended June 30, 2022. The Company recognized a gain on loan forgiveness in the amount of $124,143 during the prior period in connection with a note payable loan on May 21, 2021.

Interest expense: Interest expense was $304,234 during the six months ended June 30, 2022, an increase of $98,360 compared to interest expense of $205,874 during the prior period. Interest expense consists of interest on the Company’s notes and loans payable along with late fees on past due invoices charged by vendors.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of June 30, 2022, we had an accumulated deficit of $49,585,933. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

We have historically satisfied our working capital requirements through the sale of restricted Common Stock and the issuance of warrants and promissory notes. We will continue our fundraising efforts until we have obtained positive cash flow to cover our expenses. No assurances can be given that we will be successful in raising capital at all or on terms acceptable to us, or at all, and no assurances can be given that even if we raise capital that we will be able to generate sufficient revenue to become cash flow positive.

Notwithstanding proceeds from the sale of our securities, recent related party equipment lease transaction and warrant and option exercises in 2021 and 2022, our current working capital is extremely limited, and our projected sales revenue (together with our limited working capital) are presently insufficient to maintain our current operations. In order to grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our expansion plans (which includes the finalization of our current manufacturing expansion plans and potential investments in other manufacturing facilities, as well as increased headcount necessary to operate our manufacturing at planned capacity). This will cover our significant operating deficit while we seek to scale our manufacturing capability, secure orders from known potential customers, and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and up list/re-IPO to a national exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure the required capital (whether through an underwritten financing and/or uplisting to a national exchange or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results from operations may suffer, and our business may fail.

As of June 30, 2022, we had cash of $58,893 compared to $109,514 as of December 31, 2021. The decrease in cash was due to our net loss of $3,464,723, offset primarily by $636,466 in non-cash expenses, a $1,227,774 increase in accounts payable and a decrease of $396,683 in inventory. We also raised $1,300,000 pursuant to a private placement of Common Stock and warrants – this amount is carried on the Company’s balance sheet as a current liability as of June 30, 2022 because the shares have not yet been issued to the investors. The Company used $742,832 of cash for the purchase of equipment during the period and raised $774,591 from the sales for Common Stock and the exercise of stock options.

Cash Flows

Net cash used in operating activities amounted to $81,529 and $2,294,501 for the six months ended June 30, 2022, and 2021, respectively. The decrease in net cash used in operating activities was primarily a result of an increase in subscription liability in the amount of $1,300,000 and an increase in accounts payable in the amount of $1,227,774 during the six months ended June 30, 2022.

During the six months ended June 30, 2022, we used $742,832 cash for investing activities compared to $270,330 used in the same period in the prior fiscal year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the prototype BasaMax™ pultrusion machine, for the modifications and UL listing of the current production machinery, and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

During the six months ended June 30, 2022, we had $773,740 net cash provided by financing from the sale of Common Stock and warrants for net proceeds of $649,591 and exercise of stock options in the amount of $125,000. During the prior period, cash provided by financing activities was $2,382,726.

We do not believe that our cash on hand as of June 30, 2022, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

Our management, under the supervision and with the participation of our Chief Executive Officer, our Acting Interim Chief Financial Officer and our Controller, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through June 30, 2022.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

On June 2, 2022, the Company issued to a related party 122,713 shares of Common Stock with a market value of $0.149 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective April 27, 2022, we entered into a collaboration framework agreement with MEP World Group, a Florida limited liability company (“MEP”). This collaboration framework agreement terminates and replaces that certain Exclusive Supplier Agreement, dated July 23, 2020, between our company and MEP under which (among other items) MEP was granted exclusive distribution rights to BasaFlex™ and our other products in Miami-Dade County. Pursuant to the new collaboration framework agreement, MEP engaged us for manufacturing services on a non-exclusive basis and to sell products to MEP as its supplier for MEP customers in accordance with the terms of the agreement.

ITEM 6.	EXHIBITS

Exhibit
No.	Exhibit Description
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2022

Basanite, Inc.

By:	/s/ Timothy Ward
Timothy Ward
Acting/Interim Chief Financial Officer

