Form 10-Q
period 2022-09-30
BASANITE, INC.
filed 2022-11-21
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of November 21, 2022
common stock, $0.001 par value per share	257,156,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$71,293	$109,514
Accounts receivable, net	65,734	7,817
Inventory	283,557	714,655
Prepaid expenses	170,938	127,806
Deposits and other current assets	253,436	265,553
TOTAL CURRENT ASSETS	844,958	1,225,345

Lease right-of-use asset, operating	529,381	749,116
Lease right-of-use asset, financing	450,705	—
Lease right-of-use asset, financing, related-party	451,725	—
Fixed assets, net	3,016,631	3,236,825
TOTAL NON CURRENT ASSETS	4,448,442	3,985,941

TOTAL ASSETS	$5,293,400	$5,211,286

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$1,494,543	$1,175,682
Accrued expenses	457,811	407,454
Accrued legal liability	165,000	165,000
Subscription liability	1,300,000	—
Notes payable	320,122	466,762
Notes payable - related party	605,000	300,000
Notes payable - convertible - related party, net	2,027,695	1,689,745
Lease liability – operating, current portion	371,960	325,339
Lease liability – financing, current portion	3,824	—
Lease liability – financing, related party, current portion	4,031	—
TOTAL CURRENT LIABILITIES	6,749,986	4,529,982

Lease liability – operating, net of current portion	214,330	499,546
Lease liability – net of current portion	445,613	—
Lease liability – financing, related party, net of current portion	444,525	—

TOTAL LIABILITIES	7,854,454	5,029,528

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 253,217,402 and 248,840,144 shares issued and outstanding, respectively	253,218	248,842
Additional paid-in capital	47,433,354	46,054,126
Accumulated deficit	(50,427,626)	(46,121,210)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(2,561,054)	181,758

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,293,400	$5,211,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Products sales - rebar	$235,579	$155,477	$781,918	$175,162

Total cost of goods sold	387,621	176,994	1,584,595	194,687

Gross (loss)	(152,042)	(21,517)	(802,677)	(19,525)

OPERATING EXPENSES
Sales, general, and administrative	595,310	1,632,956	2,678,405	4,145,403
Total operating expenses	595,310	1,632,956	2,678,405	4,145,403

NET LOSS FROM OPERATIONS	(747,352)	(1,654,473)	(3,481,082)	(4,164,928)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	94,127	—	438,649
Liquidated damages – loan commitment	—	—	(426,759)	—
Miscellaneous income	30	8,131	30	8,131
Loss on extinguishment of debt	—	—	—	(6,743,015)
Gain on loan forgiveness	170,096	—	170,096	124,143
Interest expense	(84,467)	(120,070)	(388,701)	(325,944)
Total other income (expense)	85,659	(17,812)	(645,334)	(6,498,036)

NET LOSS	$(661,693)	$(1,672,285)	$(4,126,416)	$(10,662,964)

Net loss per share –
Basic	$(0.00)	$(0.01)	$(0.02)	$(0.05)
Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Weighted average number of shares outstanding –
Basic	253,187,772	238,136,804	251,736,069	233,829,833
Diluted	253,187,772	238,136,804	251,736,069	233,829,833

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance January 1, 2021	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)
Warrants exercised for cash	1,000,000	1,000	122,500	—	123,500
Stock-based compensation	600,000	600	173,400	—	174,000
Stock issued for cash	450,000	450	89,550	—	90,000
Warrants Issued	—	—	3,686,123	—	3,686,123
Net loss	—	—	—	(4,672,205)	(4,672,205)

Balance March 31, 2021	226,886,785	226,888	32,786,061	(34,315,592)	(1,302,643)

Stock issued for cash	735,669	735	241,041	—	241,776
Stock-based compensation	900,000	900	554,625	—	555,525
Warrants issued	—	—	3,362,091	—	3,362,091
Net loss	—	—	—	(4,318,474)	(4,318,474)

Balance June 30, 2021	228,522,454	228,523	36,943,818	(38,634,066)	(1,461,725)

Stock issued for cash	19,398,144	19,399	4,703,487	—	4,722,886
Stock-based compensation	600,000	600	288,950	—	289,550
Warrants issued	—	—	—	—	—
Net loss	—	—	—	(1,672,285)	(1,672,285)

Balance September 30, 2021	248,520,598	$248,522	$41,936,255	$(40,306,351)	$1,878,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

					Total
					Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance January 1, 2022	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758

Stock issued for cash, net of costs of $50,409	2,121,212	2,121	647,470	—	649,591
Stock issued for exercise of warrants	500,000	500	124,500	—	125,000
Stock issued to service provider	300,000	300	57,600	—	57,900
Warrants issued to management	—	—	169,565	—	169,565
Net loss	—	—	—	(1,520,661)	(1,520,661)

Balance March 31, 2022	251,761,356	251,763	47,053,261	(47,641,871)	(336,847)

Shares issued to related party for services	122,713	122	18,162	—	18,284
Vesting of warrants issued to management	—	—	41,706	—	41,706
Warrants issued to Related Party for services provided	—	—	64,264	—	64,264
Net loss	—	—	—	(1,944,062)	(1,944,062)

Balance June 30, 2022	251,884,069	251,885	47,177,393	(49,585,933)	(2,156,655)

Shares issued for exercise of warrants	1,333,333	1,333	98,667	—	100,000
Warrants issued to service provider	—	—	157,294	—	157,294
Net loss	—	—	—	(661,693)	(661,693)

Balance September 30, 2022	253,217,402	$253,218	$47,433,354	$(50,247,626)	$(2,561,054)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,126,416)	$(10,662,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use lease amortization	220,933	187,464
Lease right-of-use asset amortization, financing lease	(1,725)	—
Lease right-of-use asset amortization, financing lease, related party	(705)	—
Depreciation and amortization	100,670	96,355
Gain on settlement of legal contingency	—	(438,649)
Gains on settlement of payable	—	(8,131)
Loss on extinguishment of debt	—	6,743,015
Loan forgiveness	(170,096)	(124,143)
Stock-based compensation	509,013	1,019,075
Changes in operating assets and liabilities:
Prepaid expenses	(43,132)	(36,263)
Inventory	431,098	(207,553)
Accounts receivable	(57,917)	(34,056)
Deposits and other current assets	12,117	(9,004)
Accounts payable and accrued expenses	1,159,268	(167,424)
Subscription liability	1,300,000	(40,000)
Lease liability, operating lease	(238,595)	(197,008)
Lease liability, financing lease	(563)	—
Lease liability, financing lease – related party	(1,444)	—
Net cash used in operating activities	(907,494)	(3,879,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(780,476)	(1,687,696)
Proceeds from sale of equipment	450,000	—
Deposits on equipment	—	(181,200)
Net cash used in investing activities	(330,476)	(1,868,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	649,591	5,054,662
Proceeds from exercise of warrants	225,000	123,500
Proceeds of convertible notes payable and convertible notes payable related party	—	579,741
Repayments of convertible notes payable and convertible notes payable related party	—	(35,000)
Proceeds from notes payable and notes payable related party	305,000	1,491,194
Repayments of notes payable and notes payable related party	20,158	(417,193)
Net cash provided by financing activities	1,199,749	6,796,904

NET (DECREASE) INCREASE IN CASH	(38,221)	1,048,722

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,514	259,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,293	$1,308,227

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Forgiveness of Paycheck Protection Program loan and accrued interest	$167,996	$124,143

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable paid by financing lease, related party	$(450,000)	$—
ROU Asset from financing leases	$450,000	$—
Conversion of notes payable into common stock	$—	$1,487,386
Issuance of warrants for services	$—	$143,595
Conversion of note payable in exchange for cash	$—	$300,000
Extension of convertible note interest rolled in	$337,950	$—

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2022, and December 31, 2021, respectively, the Company reported:

•	an accumulated deficit of $50,247,626 and $46,121,210;

•	a working capital deficiency of $5,905,028 and $3,304,637; and

•	cash used in operations of $907,494 and $3,879,286.

Losses have principally occurred as a result of the substantial resources required for product research and development, establishment and upgrading of our manufacturing facility and equipment, and for certification, government approval and marketing of the Company’s products; including the general and administrative expenses associated with the organization.

Due to our cash flow and liquidity challenges, we have received demand letters from a number of vendors to our company seeking payment of past due amounts to such vendors. As of the date of this report, such demands have not become formal litigations or other proceedings against our company, but they may become litigations against us in the future.

While we have generated relatively little revenue to date, revenue from sales of product began to increase during the nine months of 2022 (including the quarter ended September 30, 2022), and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™ and BasaMix ™ products. We also spent time and resources during the three quarters of 2022 in introducing our products to, and receiving approvals and certifications from, various county and local government agencies to have our products used in such agencies’ construction projects, While the Company plans to expand its manufacturing capacity in the future, based on our current limited manufacturing capacity, and given that we plan to vacate our current facility in Pompano Beach, Florida due to a recent dispute with our landlord (see note 12), there is no guarantee that orders secured from marketing and governmental approval activities will actually be received or that orders, if received, can be properly fulfilled. On September 27, 2022, we furloughed the majority of our staff to reduce costs during a period of reduced production. We anticipate re-staffing as soon as we obtain adequate funding and are in a new facility with the new equipment.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

We have historically satisfied our working capital requirements through the sale of restricted common stock of the Company, $0.001 par value per share (the “Common Stock”), and the issuance of warrants to purchase Common Stock and promissory notes, some of which were or are convertible into shares of Common Stock. Until we are able to internally generate meaningful revenue and positive cash flow, we will attempt to fund working capital requirements through third party financing, including through potential private or public offerings of our securities as well as bridge or other loan arrangements. However, a number of factors continue to hinder the Company’s ability to attract new capital investment. We cannot provide any assurances that the required capital will be obtained at all, or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

At September 30, 2022, the Company had cash of $71,293 compared to $109,514 at December 31, 2021.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the nine months ended September 30, 2022. There were no such valuations during the nine months ended September 30, 2021:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2022	2021
(Unaudited)
Expected price volatility	144.21-145.73%	N/A
Risk-free interest rate	2.55-4.21	N/A
Expected life in years	5	N/A
Dividend yield	—	N/A

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

The Company’s inventory at September 30, 2022 and December 31, 2021 was comprised of:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Finished goods	$21,061	$328,229
Work in process	83,141	35,213
Raw materials	155,696	351,213
Other inventory	23,659	—
Total Inventory	$283,557	$714,655

(E) Fixed assets

Fixed assets consist of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Computer equipment	$199,704	$133,654
Machinery	728,245	717,437
Leasehold improvements	170,452	166,252
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	2,208,404	2,408,986
	3,387,867	3,507,391
Accumulated depreciation and amortization	(371,236)	(270,566)
	$3,016,631	$3,236,825

Depreciation expense for the three and nine months ended September 30, 2022, was $33,919 and $100,670, respectively; depreciation expense for the three months and nine months ended September 30, 2021, was $32,430 and $96,355, respectively.

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

The following are potentially dilutive shares not included in the loss per share computation:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Options	1,727,778	4,227,778
Warrants	140,055,757	138,191,666
Convertible securities	8,016,068	6,970,063
Total	149,799,603	149,389,507

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling are treated as fulfillment activities, rather than promised services, and therefore are not considered separate performance obligations. During the three and nine months ended September 30, 2022, and 2021, the Company incurred shipping and handling costs in the amount of $40,254 and $0, respectively.

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

The future minimum lease payments to be made under the operating lease as of September 30, 2022, are as follows:

2022	$107,656
2023	440,308
2024	110,884
Total minimum lease payments	658,848
Discount	(72,558)
Operating lease liability	$586,290

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2022, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the nine months ended September 30, 2022, and 2021, the Company expensed $340,147 and $321,153 respectively for rent.

NOTE 4 – FINANCING LEASE

On July 11, 2022, the Company entered into an equipment financing agreement (the “Agreement”) with Quayco, LLC, a Pennsylvania limited liability company (the “Lessor”). The Company had previously ordered certain specialized BasaMax™ Pultrusion Machines (the “Machines”) from Upstate Custom Products LLC, a South Carolina limited liability company (the “Manufacturer”). The Machines are to be used to manufacture the Company’s basalt fiber reinforced polymer (BFRP) rebar products. Pursuant to the Agreement, the Lessor will pay the Company (Lessee) $450,000 and the Lessee will transfer to the Lessor secured rights to the ownership of one (1) BasaMax™ Tetrad Pultrusion Machine and all rights under the sales orders and agreements to purchase the Machines from Manufacturer. The Company had previously recorded this amount in accounts payable and construction in progress; at the date of the financing, the amount of $450,000 was transferred from construction in progress to a right of use and lease liability. The Company used a discount rate of 21% in calculating the lease liability and is the estimated rate the Company would be subject to for the financing of a similar equipment purchase. Pursuant to this lease, the Company will make payments in the amount of $8,250 per month for 24 months, followed by a final payment in the amount of $450,000.

The future minimum lease payments to be made under the financing lease as of September 30, 2022, are as follows:

2022	$24,750
2023	99,000
2024	499,500
Total minimum lease payments	623,250
Present value discount	(173,813)
Financing lease liability	$449,437

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FINANCING LEASE – RELATED PARTY

On April 27, 2022, the Company entered into an Equipment Rental Agreement (the “Agreement”) with First New Haven Mortgage Company, LLC, a Connecticut limited liability company and an affiliate of the Company (the “Lessor”). Ronald J. LoRicco, the Chairman of the Company’s Board of Directors, is the co-managing member of the Lessor and has an indirect pecuniary interest in the Lessor. In accordance with Nevada corporate law, the Agreement was independently reviewed and approved by the unanimous vote of the disinterested directors of the Company, with Mr. LoRicco recusing himself from voting.

Pursuant to the Agreement, the Lessor paid approximately $450,000 to Upstate Custom Products LLC, a South Carolina limited liability company (the “Manufacturer”) on April 22, 2022, to purchase a single, specialized BasaMax™ Tetrad Basalt Rebar Pultrusion Machine to be used to manufacture the Company’s products (the “Machine”). The Company had previously ordered the Machine from the Manufacturer, and pursuant to the Agreement, the Lessor secured rights to the ownership of the Machine and rights under all the sales orders and agreements to purchase the Machine from Manufacturer to the Lessor. The loan amount was paid directly to the Manufacturer. The Company used a discount rate of 21% in calculating the lease liability and is the estimated rate the Company would be subject to for the financing of a similar equipment purchase. Pursuant to this lease, the Company will make payments in the amount of $8,250 per month for 24 months, followed by a final payment in the amount of $450,000.

The future minimum lease payments to be made under the financing lease as of September 30, 2022, are as follows:

2022	$24,750
2023	99,000
2024	474,750
Total minimum lease payments	598,500
Discount	(149,944)
Financing lease liability	$448,556

NOTE 6 – NOTES PAYABLE

Notes payable totaled an aggregate of $320,122 and $466,762 on September 30, 2022, and December 31, 2021, respectively.

On February 25, 2021, the Company entered a promissory note agreement with a bank for $165,747 loan bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years. The Company applied for forgiveness of this loan on January 17, 2022; the Company received notice of forgiveness on August 1, 2022.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 2,000,000 Common Stock warrants at an exercise price of $0.20 per share expiring in 5 years. As of the date of this report, the note has not been called.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 500,000 Common Stock warrants at an exercise price of $0.20 per share expiring in 5 years. As of the date of this report, the note has not been called.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 250,000 Common Stock warrants at an exercise price of $0.25 per share expiring in 5 years. As of the date of this report, the note has not been called.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 200,000 Common Stock warrants at an exercise price of $0.25 per share expiring in 5 years. As of the date of this report, the note has not been called.

The Company enters into financing arrangements for its liability insurance premiums. The financings have a term of one year and an interest rate of 9.40%. The balance due on these financings as of September 30, 2022 and December 31, 2021 $25,122 and $6,015, respectively.

Interest expense for the Company’s promissory notes payable for the three and nine months ended September 30, 2022 was, in the aggregate, $16,800 and $32,866, respectively, compared to $23,666 and $53,784 for the three and nine months ended September 30, 2021, respectively.

Accrued interest for the Company’s promissory notes payable on September 30, 2022 and December 31, 2021 was, in the aggregate, $83,510 and $42,773, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Notes payable – Related Party, totaled an aggregate of $605,000 and $300,000 at September 30, 2022, and December 31, 2021, respectively.

On August 31, 2022 the Company issued a promissory note to a board member in exchange for $37,000 bearing an interest rate of 10% per annum and payable on August 31, 2023.

On August 22, 2022 the Company issued a promissory note to a board member in exchange for $20,000 bearing an interest rate of 10% per annum and payable on August 22, 2023.

On August 22, 2022 the Company issued a promissory note to a board member in exchange for $5,000 bearing an interest rate of 10% per annum and payable on August 22, 2023.

On August 29, 2022 the Company issued a promissory note to a board member in exchange for $25,000 bearing an interest rate of 10% per annum and payable on August 29, 2023.

On August 29, 2022 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on August 29, 2023.

On August 31, 2022 the Company issued a promissory note to a board member in exchange for $13,000 bearing an interest rate of 10% per annum and payable on August 31, 2023.

On September 9, 2022 the Company issued a promissory note to a board member in exchange for $60,000 bearing an interest rate of 10% per annum and payable on August 16, 2023.

On September 9, 2022 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2023.

On September 9, 2022 the Company issued a promissory note to a strategic partner in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2023.

On September 9, 2022 the Company issued a promissory note to a strategic partner in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2023.

On September 9, 2022 the Company issued a promissory note to an investor and advisor to the board, in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2023.

On September 22, 2022 the Company issued a promissory note to a board member in exchange for $42,500 bearing an interest rate of 10% per annum and payable on March 22, 2023.

On September 22, 2022 the Company issued a promissory note to an investor and advisor to the board in exchange for $42,500 bearing an interest rate of 10% per annum and payable on March 22, 2023.

On April 2, 2021, the Company issued a promissory note to Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 31, 2022. As of the date of this report, the note has not been called.

On April 2, 2021, the Company issued a promissory note to Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 31, 2022. As of the date of this report, the note has not been called.

Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2022 was $9,473 and $34,562, respectively. Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2021, was $16,635 and $27,648, respectively.

Accrued interest for the Company’s notes payable - related party on September 30, 2022, and December 31, 2021, was an aggregate of $92,270 and $42,614, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled an aggregate of $2,027,695 and $1,689,746, on September 30, 2022, and December 31, 2021 respectively.

On August 3, 2020, the Company issued a secured convertible promissory note to certain investors in exchange for $1,000,000 in the aggregate bearing an interest rate of 20% per annum and payable in 6 months. The holder may convert the unpaid principal balance of the note into shares of restricted Common Stock at the conversion price equal to $0.275 per share, which conversion price was set with the consummation of the Company’s private placement of Units which closed on August 17, 2021. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $750,000 of the principal amount of this note. The Trust was created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco Sr., the Chairman of the Company’s Board of Directors, and is maintained by an independent trustee. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

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

On September 15, 2022, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $2,027,695 bearing an interest rate of 20% per annum and fully payable February 12, 2023. The amended principal of $1,689,746 and accrued interest of $337,949 calculated as of the date of amendment and restatement determined the principal amount of the new note. No additional consideration was provided.

Interest expense for the Company’s convertible notes payable – related parties for the three and nine months ended September 30, 2022, was an aggregate of $45,371 and $276,228, respectively, compared to $88,244 and $239,766, respectively, for the three and nine months ended September 30, 2021.

Accrued interest for the Company’s convertible notes payable – related parties on September 30, 2022, and December 31, 2021, was an aggregate of $176,724 and $227,022, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is the obligor under certain promissory notes that are currently past due (although formal events of default have not been declared).

The Company is presently in default of its obligations under the terms of the Company’s private placement which closed in August 2021 to file a registration statement for an underwritten public offering and concurrently an application for listing on a national stock exchange. As a result, the Company is required to pay liquidated damages in the amount of $53,345 per month starting in March 2022, and $106,690 per month, on June 1, 2022. The maximum amount of such liquidated damages could be $480,104 if such filings are not made. The Company has accrued the full amount of this liability, resulting in charges of $0 and $426,759 to operations during the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the amount of $426,759 was recorded on the Company’s balance sheet as an accounts payable

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company raised $1,300,000 pursuant to a private placement of Common Stock and warrants in 2022 – this amount is carried on the balance sheet as a current liability as of September 30, 2022 because the shares have not been issued to the investors. The related transactions are:

During the three months ended September 30, 2022, the company charged the amount of $80,058 to non-cash compensation representing the vesting of warrants issued to consultants for services.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2021	4,542,500	$0.41	$—
Issued	1,277,778	0.27	—
Cancelled / Expired	(1,592,500)	0.53	—
Balance at December 31, 2021	4,227,778	$0.33	$19,500
Exercised	(500,000)	0.25	—
Cancelled / Expired	(1,000,000)	0.55	—
Balance at March 31, 2022	2,727,778)	$0.26	$—
Cancelled / Expired	(1,000,000)	0.25
Balance at June 30, 2022	1,727,778	$0.27	$—
Balance at September 30, 2022	1,727,778	$0.27	$—

Options exercisable and outstanding at September 30, 2022 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.25 - $0.28	1,727,778	2.9	$0.27	—

Stock Warrants:

The following table provides the activity in warrants to purchase shares of Common Stock for the respective periods:

		Weighted
		Average	Aggregate
	Total Warrants	Exercise Price	Intrinsic Value

Balance at January 1, 2021	38,920,378	$0.27	$2,973,660
Granted	100,271,288	0.29	—
Exercised	(1,000,000)	0.12	—
Balance at December 31, 2021	138,191,666	$0.29	$3,824,750
Granted	5,242,424	0.33	—
Balance at March 31, 2022	143,434,090	$0.29	$1,147,100
Granted	500,000	0.33
Expired – cancelled	(2,045,000)	0.00
Balance at June 30, 2022	141,889,090	$0.29	$204,000
Granted	1,000,000	0.33	—
Exercised	(1,333,333)	0.08
Expired – cancelled	(1,500,000)	0.00	—
Balance at September 30, 2022	140,055,757	$0.29	$150,667

Warrants exercisable and outstanding at September 30, 2022 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	138,512,714	3.40	$0.29	$150,667
$0.51 - $1.00	1,543,043	0.75	$0.60	—
	140,055,757			$150,667

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

On October 17, 2022, the Company was presented with a written notice from Camton, LLC (the “Landlord”), the landlord of the Company’s headquarters and principal manufacturing facility in Pompano Beach, Florida, demanding the Company pay past due rent or relinquish possession of its facilities. On October 25, 2022, the Landlord filed a complaint in the Broward County Court, Fort Lauderdale, Florida, and on November 1, 2022, the Company received an eviction summons. On November 3, 2022, in accordance with the instructions within the complaint, the Company presented 100% of the past due amount payable to the Broward County Court and commenced negotiations with the Landlord for an early exit of its lease.

On October 31, 2022, the Company entered into an Equipment Rental Agreement (the “Agreement”) with LoRicco Enterprises, LLC, a Connecticut limited liability company and an affiliate of the Company (the “Lessor”). Ronald J. LoRicco, the Chairman of the Company’s Board of Directors, is the co-managing member of the Lessor and has an indirect pecuniary interest in the Lessor. In accordance with Nevada corporate law, the Agreement was independently reviewed and approved by the unanimous vote of the disinterested directors of the Company, with Mr. LoRicco recusing himself from voting. The Company used a discount rate of 21% in calculating the lease liability and is the estimated rate the Company would be subject to for the financing of a similar equipment purchase. Pursuant to this lease of proprietary BasaMaxTM pultrusion manufacturing machine, the Company will conditionally defer payments in the amount of $8,250 per month for up to 24 months, followed by a final payment in the amount of $450,000.

On October 20, 2022, 3,939,390 shares of Common Stock and 7,878,780 warrants to purchase Common Stock were issued in satisfaction of the amounts held in stock subscriptions at September 30, 2022.

On November 14, 2022, Simon Kay, the Company’s Chief Executive Officer and President, resigned his positions with the Company.

Pursuant to her employment agreement with the Company, Lisa Gainsborg, the Company’s Chief Financial Officer, is entitled to receive options to purchase Common Stock which vest in quarterly increments over time. The initial tranche of options vested on November 17, 2022, but as a courtesy to the Company. Ms. Gainsborg has waived her right to such options.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2022, and 2021, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2021 and filed with the SEC on April 15, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements are based on our management’s beliefs, assumptions, and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events, or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to the timing for our planned manufacturing expansion and/or new lease for manufacturing and headquarters space, the benefits of our products, customer leads, product sales, financings, or the commercial viability of, and prospects for, our business model. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events (including, without limitation, those related to our planned manufacturing relocation and expansion and our sales and marketing initiatives) could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially and adversely from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of significant risks and uncertainties, including without limitation those described from time to time in our reports filed with the SEC.

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

BI is currently leasing a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, pultrusion manufacturing machines for BasaFlex™ production; one proprietary BasaMaxTM pultrusion manufacturing machine (see following paragraph) for BasaFlex™ production; plus additional composite manufacturing equipment. Pultrusion is a manufacturing process for converting reinforced fibers and liquid resin into a fiber-reinforced polymer product. Each of our current pultrusion machines has up to two linear production lines or “cavities” (we use one or two lines per machine depending on rebar size) giving a maximum capacity of 10 manufacturing lines (smaller bar sizes only). To date, BI’s operations team has successfully optimized and scaled the capacity of our manufacturing plant to be able to produce up to 22,800 linear feet of BasaFlex™ rebar per shift, per working day, depending on the product mix. We are planning on vacating this facility on Pompano Beach and relocating to a new facility to accommodate our current and planned additional manufacturing machines (see note 12 to the accompanying financial statements for further information).

During the past year, we designed, developed, and prototyped a next generation Pultrusion manufacturing system for BasaFlexTM rebar we call BasaMax™. This new system has been designed in two versions, a quad-line system named “Tetrad” (for smaller bar sizes) and a dual-line system named “Dyad” (for larger bar sizes). Each machine not only offers double the manufacturing capacity of the current machines for a given bar size, but they also run faster, and they fit in the same manufacturing floorspace. We currently have five of these new BasaMax pultrusion machines manufactured and ready for delivery: three quad-line machines and two dual-line machines.

During the third quarter of 2022, we conducted an evaluation of our current facility in Pompano Beach with a longer-term view and determined that its current facility layout significantly limits our options for growth. In addition, due to limitations on our cash resources, we have been late in our payments to our current landlord, who has taken action to evict us. As a result of these factors, we have been looking for a new facility that will allow for future expansion and be better suited for our manufacturing processes. We have placed the planned installation of our new equipment temporarily on hold, and our current plan is to lease a new facility and accept delivery of new machines by the end of the fourth quarter of 2022 or early in 2023, with installation and calibration of our new machines to commence immediately thereafter. Assuming we are able to secure appropriate manufacturing space, with the introduction of this new equipment and the subsequent establishment of our planned two-shift operations, our maximum manufacturing capacity for BasaFlex™ rebar will increase to more than 100,000 linear feet per working day (on a two-shift basis).

Importantly, BI’s own fully equipped Test Lab is utilized to evaluate, validate, and verify each raw material and each batch of completed BasaFlex™ product, ensuring our finished goods meet the required specifications and performance attributes. We are also developing a new process specifically for manufacturing BasaFlex™ shapes (hoops; angles and stirrups) which we call BasaLinks™, which includes developing a next generation pultrusion system as part of this process. Again, assuming we are able to secure appropriate manufacturing space, we expect our first BasaLinks system to be in place and operational during the second quarter of 2023.

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

Known Factors, Trends and Risks Impacting Our Business

Search for New Facilities and Manufacturing Expansion

Our business plan calls for scaling the manufacturing capability to enable the potential for increased revenues and cash flow positive operations, and ultimately to profitability, in as short a timeframe as possible. As discussed above, we are currently searching for a new headquarters and manufacturing facility. Once and assuming this new facility is established and fully operational, we plan to open additional facilities around the country based on demand, each designed to service a circular area roughly 1,000 miles in diameter, with the plant at the center.

However, our manufacturing expansion plans have been hindered by several factors: the COVID-19 pandemic, our slower than expected rate of fundraising and our slower than expected ramp-up in sales. This last item has been caused by multiple factors, including:

•	Customer requirements for multiple additional product and facility certifications, in particular:
o	International Code Council (or ICC) Evaluation Service (known as “ICC-ES”) Certification to AC 454. ICC-ES is an industry leader in performing technical evaluations of building products, materials and systems for code compliance. Basanite’s Product ICC-ES certification testing and facility audit were both successfully completed in the third quarter of 2022, and we received ICC-ES approval in September 2022;
o	Approval by the Florida Department of Transportation (“FDOT”). We have previously received FDOT with facility approval (FRP22), and our product approval is pending successful completion of FDOT’s product certification testing program, which is nearing the end of the long-duration product testing currently underway at the University of Sherbrooke, Canada (9 month program). This FDOT testing is expected to complete during the fourth quarter of 2022 with final approval to follow in the first quarter of 2023;
o	The lack of an ASTM (formerly known as the American Society for Testing and Materials) product standard specifically for basalt fiber. A member of our board of directors, Fred Tingberg, who was appointed as our Chief Technology Officer in June 2022, was appointed to the ASTM committee to review this and helped bring the process to conclusion. The new ASTM Specification for Basalt Fiber, D-8448-22 was issued in September 2022;
o	The lack of an ASTM product standard covering basalt fiber rebar (this process is underway). A new ASTM Specification for High-Performance Rebar is expected to be issued in the first quarter of 2023;

•	Customer concerns about our current manufacturing capacity, which have precluded us from bidding or winning several larger potential orders;

•	The Surfside Condo disaster, which has resulted in some local engineers being cautious around new product introductions. We believe, however, that we will be able to make a strong case that BasaFlex™ (which is corrosion proof) can remedy the structural failures (such as what occurred in Surfside) associated with steel reinforcement corrosion;

Our new manufacturing equipment mentioned above is expected to be delivered and the installation and calibration process to commence during the fourth quarter of 2022 or early in 2023, assuming we are able to secure a new manufacturing facility. The equipment is expected to become fully operational shortly thereafter. We believe the achievement of this would simultaneously resolve questions about our manufacturing capacity and will materially improve our ability to generate larger sales order.

Supply Chain Issues

In the past year, supply chain shortages or delays have had an immaterial impact on our operations.  However, on October 31, 2022, we were notified by Mafic USA, LLC (our primary U.S. supplier of basalt fiber, which is the key component in our products) that they would be ceasing manufacturing operations in order to engage in a possible restructuring.  As discussed below, we have a second supplier of basalt fiber located in Russia, but at the present time, we require a U.S. supplier of basalt fiber, and the absence of such a supplier, if it continues, would have a material adverse effect on our ability to conduct operations.  We have been diligently researching other domestic sources of basalt fiber, and we continue to work with a domestic broker of international basalt fiber sourcing.

War in Ukraine

The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This directly resulted in a significant price increase of basalt fiber material from our fiber supplier in Russia, Kamenny Vek. Of note, as described above under “Supply Chain” Kamenny Vek is presently our only operating suppler for basalt fiber, and this dependence is a risk factor for us until we can identify alternate suppliers. We have been fortunate as we have been able to raise our finished goods pricing to compensate without any notable affect to customer demand. We have also recently increased the levels of our safety stock of raw materials as an additional cushion. Nonetheless, we are currently qualifying alternate fiber and other materials from other global suppliers to preserve our options in case of further disruptions. We might experience further supply chain challenges in the future because of the war in Ukraine, which could harm our business and our results of operations.

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. As previously noted, we are currently testing products at an independent university laboratory (University of Sherbrooke) in the pursuit of FDOT certification. Formal FDOT approval is expected by the end of the first quarter of 2023. However, we are already selling to FDOT projects on an individual basis through exemptions or via previously issued material specs. Formal FDOT approval will allow us to bid on any FDOT project that is approved to use basalt fiber reinforced polymer products. Until we have obtained these additional approvals, our opportunities to bid on certain projects will be limited.

Inflation & Interest Rate Sensitivity

In the past two fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021 and into 2022, the U.S. economy has entered into a period of increasing inflation. Should inflation persist or increase, interest rates may continue to rise, and inflation overall could have a significant effect on the economy in general and the construction industry in particular, as well as create volatility in the capital markets. For example, inflation and increased interests could affect the prices of raw materials we use, demand for our products, our ability to attract and retain skilled labor and our ability to obtain financing. We are carefully watching chemical prices, which are following oil and gas prices, as a core component of BasaFlex™ is the chemical resin mix. Prices have risen, but we have been able to raise our own prices to support our margins, largely as the result of the increase in steel prices. We believe we have benefitted from the rapid rise in steel prices over the past several fiscal quarters as well as the reduced availability of steel rebar, both of which changes have opened opportunities to more readily introduce our products into the marketplace. As of the date of this report, BasaFlex™ has become competitive with steel on price alone, and it is relatively available, whereas steel has been impacted by raw material supply chain constraints. We will continue to seek opportunities to take advantage of high steel prices and restricted supply while these issues are prevalent.

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

Results of Operations for the Three Months Ended September 30, 2022, and 2021

Revenue: We had revenue of $235,579 from sales of finished goods for the three months ended September 30, 2022, an increase of $80,102 compared to $155,477 in the prior year. While the increase in revenue in the year over year periods was relatively significant due to our increasing sales success (across all product lines) in 2022, overall revenues continue to be minimal, largely due to our capacity constraints and limited working capital. We continued our efforts to increase our sales during the period.

Cost of goods sold: Cost of goods sold was $387,621 for the three months ended September 30, 2022, an increase of $210,627 compared to cost of goods sold of $176,994 during the prior period. Cost of goods sold reflects the fixed overhead costs absorbed by manufacturing, at low sales volumes this results in negative margins. Our gross profit during the three months ended September 30, 2022, was negative $152,042 compared to $21,517 during the prior period. This change is due to a reduction in selling price. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Sales, general, and administrative: Sales, general, and administrative expenses were $595,310 during the three months ended September 30, 2022, a decrease of $1,037,646 compared to $1,632,956 during the prior period. For the current quarter, sales, general, and administrative costs consisted primarily of professional fees of $113,596; payroll and related costs of $200,572, not including stock-based compensation of $71,178; consulting fees of $54,895; investor relations costs of $11,630; research and development of $3,195; advertising and marketing of $24,452; rent of $55,956; computer and IT costs of $29,547, and office costs of $15,371. The primary reason for the decrease in sales, general, and administrative costs compared to the prior period was $774,749 decrease in compensation, professional fees and consulting plus a decrease of $156,439 in other overhead costs due to a reduction in production.

Gain on settlement of legal contingency: There was no gain on legal contingency during the three months ended September 30, 2022. During the prior period, the Company recognized a gain on settlement of legal contingency in the amount of $94,127 in connection with the settlement of accounts payable related to legal matters

Interest expense: Interest expense was $84,467 during the three months ended September 30, 2022, a decrease of $35,603 compared to interest expense of $120,070 during the prior period. Interest expense consists of interest on the Company’s notes and loans payable along with late fees on past due invoices charged by vendors.

Results of Operations for the Nine Months Ended September 30, 2022, and 2021

Revenue: The Company had revenue of $781,918 from sales of finished goods for the nine months ended September 30, 2022, compared to $175,162 in the prior year. While the increase in revenue in the year over year periods was relatively significant due to our increasing sales success (across all product lines) in 2022, overall revenues continue to be small, largely due to our capacity constraints and limited working capital.

Cost of goods sold: Cost of goods sold was $1,584,595 for the nine months ended September 30, 2022, an increase of $1,389,908 compared to cost of goods sold of $194,687 during the prior period. Cost of goods sold reflects the fixed overhead costs absorbed by manufacturing, at low sales volumes this results in negative margins. Our gross profit during the nine months ended September 30, 2022, was negative $802,677 compared to negative $19,525 during the prior period. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Sales, general, and administrative: Sales, general, and administrative expenses were $2,678,405 during the nine months ended September 30, 2022, a decrease of $1,466,998 compared to $4,145,403 during the prior period. For the current nine-month period, sales, general, and administrative costs consisted primarily of payroll and related costs of $691,549, not including stock-based compensation of $509,013; professional fees of $500,492; consulting fees of $322,837; research and development of $184,227; investor relations costs of $122,843; advertising and marketing of $95,943; rent of $74,976; computer and IT costs of $71,152; and office costs of $50,531. The primary reason for the decrease in sales, general, and administrative costs compared to the prior period was $537,353 in overhead and depreciation charges in the prior period; these costs were absorbed by cost of sales during the nine months ended September 30, 2022 as well as a decrease in stock-based compensation of 477,654 and a decrease in payroll of 164,981 due to a reduction in production.

Gain on settlement of legal contingency: There was no gain on legal contingency during the nine months ended September 30, 2022. During the prior period, the Company recognized a gain on settlement of legal contingency in the amount of $438,649 in connection with the settlement of accounts payable related to legal matters.

Liquidated damages – loan commitment: During the nine months ended September 30, 2022, the company recognized liquidated damages – loan commitment in the amount of $426,759 in connection with our obligations under the terms of our private placement to file a registration statement for an underwritten public offering and concurrent listing on a national stock exchange. There were no such charges during the prior period.

Loss on extinguishment of debt: The Company recognized no loss on extinguishment of debt during the nine months ended September 30, 2022, compared to $6,743,015 during the nine months ended September 30, 2021. For more information about the transaction leading to the extinguishment of debt refer to footnote 7 of the financial statements included in this Form 10-Q.

Gain on loan forgiveness: The Company recognized a gain on loan forgiveness during the nine months ended September 30, 2022 and 2021 of $167,996 and $124,143 respectively due to the PPP loan forgiveness program. The Company received two PPP loans that were both fully forgiven. During the nine months ended September 20, 2022, the Company received a credit from a vendor forgiving an old outstanding balance of $2,100.

Interest expense: Interest expense was $388,701 during the nine months ended September 30, 2022, an increase of $62,757 compared to interest expense of $325,944 during the prior period. Interest expense consists of interest on the Company’s notes and loans payable along with late fees on past due invoices charged by vendors.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of September 30, 2022, we had an accumulated deficit of $50,247,626. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising, ongoing public company costs and dispute resolution expenses. We expect operating losses to continue in the short term, and we require additional financing for securing and outfitting our proposed new headquarters and manufacturing space as well as ultimately expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On September 27, 2022, we furloughed the majority of our staff to reduce costs during a period of reduced production. We anticipate re-staffing as soon as we are in the new facility with the new equipment. In addition, due to our cash flow and liquidity challenges, we have received demand letters from a number of vendors to our company seeking payment of past due amounts to such vendors. As of the date of this report, such demands have not become formal litigations or other proceedings against our company, but they may become litigations against us in the future.

Notwithstanding proceeds from the sale of our securities, recent related party equipment lease transaction and warrant and option exercises in 2022 and 2021, our current working capital is extremely limited, and our projected sales revenue (together with our limited working capital) is presently insufficient to maintain our current operations. In order to establish and grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our expansion plans (which includes the finalization of our current manufacturing expansion plans and potential investments in other manufacturing facilities, as well as increased headcount necessary to operate our manufacturing at planned capacity). This will cover our significant operating deficit while we seek to establish and scale our manufacturing capability, secure orders from known potential customers, and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and listing of our Common Stock on a national securities exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure the required capital (whether through an underwritten financing and/or uplisting to a national exchange or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results from operations may suffer, and our business may fail.

As of September 30, 2022, we had cash of $71,293 compared to $109,514 as of December 31, 2021. The decrease in cash was due to our net loss of $4,126,416, offset primarily by $658,090 in non-cash expenses, a $1,300,000 increase in stock subscription liability, an increase in accounts payable of $1,159,258. We used $780,476 of cash for the purchase of equipment during the period and raised $450,000 in a financing leases. We raised $874,591 from the sales for Common Stock and the exercise of warrants and stock options.

Cash Flows

Net cash used in operating activities amounted to negative $907,494 and $3,879,286 for the nine months ended September 30, 2022, and 2021, respectively. The decrease in net cash used in operating activities was primarily a result of an increase in subscription liability in the amount of $1,300,000, a decrease in net loss of $6,536,548 offset by a decrease in non-cash items of $6,816,896 and an increase in accounts payable in the amount of $1,159,268 and a decrease in inventory of $431,098 during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we used $330,476 cash for investing activities compared to a negative $1,868,896 used in the same period in the prior fiscal year. The increase is largely due to a reduction in the costs associated with the customization, installation, and verification and validation testing of the prototype BasaMax™ pultrusion machine, for the modifications and UL listing of the current production machinery, and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment offset by an equipment financing transactions totaling $450,000.

During the nine months ended September 30, 2022, we had $1,199,749 net cash provided by financing from the sale of Common Stock of $649,591, warrants for net proceeds of $225,000, proceeds from notes payable of $305,000, and repayments of notes payable of $20,158. During the prior period, cash provided by financing activities was $6,796,904.

Our cash on hand as of September 30, 2022 or as of the date of this report will not be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes and other loan transactions to help fund operations and will require substantial additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

Our management, under the supervision and with the participation of our then serving Chief Executive Officer, our Chief Financial Officer and our Controller, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through September 30, 2022.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

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

On October 17, 2022, we were presented with a written notice from Camton, LLC (the “Landlord”), the landlord of our headquarters and principal manufacturing facility in Pompano Beach, Florida, demanding that we pay past due rent or relinquish possession of its facilities. On October 25, 2022, the Landlord filed a complaint in the Broward County Court, Fort Lauderdale, Florida, and on November 1, 2022, the Company received an eviction summons. On November 3, 2022, in accordance with the instructions within the complaint, we presented 100% of the past due amount payable to the Broward County Court and commenced negotiations with the Landlord for an early exit of our lease. We are presently searching for an alternative headquarters and manufacturing facility for our company.

Due to our cash flow and liquidity challenges, we have received demand letters from a number of vendors to our company seeking payment of past due amounts to such vendors. As of the date of this report, such demands have not become formal litigations or other proceedings against our company, but they may become litigations against us in the future.

Except as set forth above, as of the date of this report, we are not aware of any proceedings pending against our company.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2022

Basanite, Inc.

By:	/s/ Michael V. Barbera
Michael V. Barbera
Acting Interim Chief Executive Officer

By:	/s/ Lisa Gainsborg
Lisa Gainsborg
Chief Financial Officer

