Form 10-K
period 2022-12-31
BASANITE, INC.
filed 2023-04-18
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $76,517,652 on June 30, 2022.

On April 14, 2023, the issuer had 251,761,356 shares of common stock outstanding.

NOTICE OF FILING UNAUDITED FINANCIALS

The Company is filing this 10K report with the intent to issue an amended 10K with both 2021 and 2022 audited financials within an approximate two-week timeframe.

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

SUMMARY OF RISK FACTORS

Investing in our common stock is highly speculative and involves a significant degree of risk. You should carefully consider the risks and uncertainties discussed under the section titled “Risk Factors” elsewhere in this Annual Report before making a decision to invest in our common stock. Certain of the key risks we face include, without limitation:

•	We have a history of operating losses and may never achieve significant revenues or cash flow positive or profitable results of operations.

•	We have a limited operating history and we have incurred net losses in the past and expect to incur additional losses in the future.

•	There is substantial doubt about our ability to continue as a going concern.

•	We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

•	We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We are seeking to raise an estimated 5 million dollars of private and /or public financing. We may not be able to obtain additional capital on commercially reasonable terms, if at all, which could adversely affect our liquidity and financial position.

•	We have identified material weaknesses in our internal control over financial reporting.

•	We expect to derive a substantial portion of our future revenue from sales of BasaFlex and other BFRP products, which leaves us reliant on the commercial viability of such products.

•	We may be unable to produce BasaFlex and other BFRP products as the Company has exited its previous Pompano Beach facility on December 31, 2022, but are currently engaged in searching for a new facility to host its operational and manufacturing activities.

•	We currently have very limited employee resources as all but two employees remain active in their employment with the Company.

•	We may be unable to develop the manufacturing capability and infrastructure necessary to achieve the potential sales growth.

iii

•	Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

•	Our sales and marketing efforts may not be successful.

•	We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

•	Our independent directors and executive officers have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

•	We compete with larger, more established companies, and our size and stage of development creates a significant risk for us in our ability to compete.

•	Our inability to comply with numerous regulatory requirements that govern our industry could harm our business.

•	We are dependent on the availability of basalt fiber and other raw materials.

•	Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

•	Changes in the global, national, and local economic environment impacting the construction industry may lead to declines in the construction industry and the demand for our products by our customers.

•	Volatility in prices for raw materials may materially, adversely impact our prices.

•	There may be legacy issues (including potential liabilities) arising from or associated with prior management and prior business operations, including potential litigation.

•	There is a risk that we may not be able to consummate our contemplated private and/or public financing.

•	Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

•	The holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

iv

•	The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 35.11% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

•	The number of shares of our common stock issuable upon the exercise outstanding warrants and options is substantial.

•	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

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

While we believe our products have significant market potential and have begun to gain some acceptance in the market (as evidenced by the beginning of revenue growth which occurred in 2021 and continued in 2022 as below under “Management’s Analysis and Discussion of Results of Operations”), we are currently conducting relatively limited operations due to lack of adequate funding. We are working to secure additional funding of approximately 5 million dollars to increase our manufacturing capacity to meet what we believe will be increasing demand for our products, but until such funding is obtained, there will remain substantial doubt regarding our ability to continue as a going concern

We were formed as a Nevada corporation in 2006 under the name “Nevada Processing Solutions, Inc.” and entered our current BFRP business in 2017.

Our Products

BFRP is a UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, therefore, addressing the industry’s current corrosion issues. BasaFlex™ BFRP rebar is a corrosion proof, chemical, acid and moisture resistant material, as well as being sustainable and environmentally friendly. BasaFlex™, unlike alternative fiber reinforced polymer (“FRP”) products, was designed and engineered to replace steel in certain structures and applications. Since it is rustproof, BasaFlex™ directly addresses the construction industry’s current issues with reduced structure lifecycles due to corrosion.

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

Recent Developments

On April 6, 2023, Mr. Michael V. Barbera stepped down from the role of Acting Interim Chief Executive Officer of the Company to retire for personal reasons while remaining on the Board of Directors.

On April 6, 2023, the Board of Directors, through a vote of Unanimous Written Consent engaged Mr. Tom Richmond, 64, to serve as the Interim Chief Executive Officer through August 31, 2023. Mr. Richmond has over 35 years of senior executive experience in general management in B2B and B2C companies. Mr. Richmond has P&L experience at numerous manufacturing companies that have ranged in size from single plant businesses generating $20 million in annual sales to multi-plant companies with global operations generating over $500 million in annual sales.

Mr. Richmond served as President of The Little Tikes Company and EVP of MGA Entertainment from September of 2008 until May of 2014. From September of 2014 until January of 2017 Mr. Richmond served as Executive Chairman of Dutchland Plastics. From May of 2014 until present he is an investor and operating partner in CPI Products as well as a consultant and Board Advisor to Semco Plastics which was sold to Tank Holdings in May of 2022.

Mr. Richmond is the former EVP of MGA Entertainment and President of The Little Tikes Company, a $500 million multi-national retailer, manufacturer and marketer of high-quality, innovative children’s products. At The Little Tikes Company, Mr. Richmond is credited with resurrecting The Little Tikes Company from a distressed asset previously owned by Rubbermaid into a profitable $500 million global branded products company with a formidable e-commerce business.

Mr. Richmond is a graduate of Columbia University (Master of Science), New Jersey Institute of Technology (Mechanical Engineering), and New York University (Executive MBA courses). Additionally, he attended the US Army War College Staff and strategic planning session, General Electric Management Development Institute, Advanced statistics, Enterprise resource planning, and Various other Professional enhancement programs.

On April 6, 2023, Mr. Richmond and the Company entered into an agreement to pay Mr. Richmond $12,500 per month commencing for work performed prior to his engagement on March 15, 2023. He also received 1,000,000 shares of restricted common stock. His engagement agreement also provided for the Company to issue him warrants to purchase 5,000,000 shares of common stock, exercisable at $.045 per share, which warrants shall be issued at such date as the Company has successfully received $5 million in gross financing so long as such financing is received while Mr. Richmond is performing services to the Company.

On April 6, 2023, the Board of Directors, through a vote of Unanimous Written Consent engaged Mr. Michael Giorgi as the Company’s Interim Chief Growth Officer in a non-executive position.

Mike Giorgi, age 48, an accomplished and entrepreneurial technology founder and product visionary with extensive experience in directing business development, operations, strategic planning, and profit and loss oversight. Mr. Giorgi has experience as an executive and operations leader with a prior history of increasing sales for both B2B and B2C-based organizations. He is an analytical, decisive, and results-oriented leader who champions the diversification of market channels and spearheads operational improvements to drive productivity and slash costs.

Mr. Giorgi’s professional experience spans over two decades, with notable accomplishments in each role. At Luminance Brands, Mr. Giorgi served from 1999 to 2023 as President & CEO, where he oversaw the manufacturing of 16,000 SKUs in China, a distribution center in Houston, a showroom in Dallas, warehouses in New York and California, and a corporate headquarters in Ohio that employed 150 staff. He maintained profit and loss (P&L) responsibility for a $67M business, orchestrated a corporate headquarters relocation project from California to Ohio that reduced footprint and generated more than $2M in annual cost savings while streamlining daily operations. Under his leadership, the company grew sales 70% year over year from 2020 to 2022 and secured a licensing deal with Kathy Ireland Worldwide, generating additional revenue. He also applied his background in Internet of Things to develop connected lighting products that brought the company into the technology sector, earning market share and driving sales growth.

Prior to Luminance Brands, Mr. Giorgi founded Magnum Innovations in 2010, where he conceptualized and filed 12 patents, with six approved and six pending. Magnum focused on the design, development, and US-based manufacturing of innovative, self-powered wireless lighting and building control products serving the commercial market; included hardware and Software as a Service (SaaS) based offerings. Under his leadership from 2010 to 2019, Magnum Innovations secured funds through private money and a capital raise with United Technologies, and grew into a profitable company with 24 employees. He also led product development for innovative services, including Internet of Things (, building automation, and wireless sensors, gaining market share and recognition as a cutting-edge company.

Before Magnum Innovations, Mr. Giorgi worked at Magnum Steel & Trading from 1999 to 2008, where he oversaw logistics and supply chain for four reroll mills across the United States, nurturing strategic partnerships with Norfolk Southern and CSX to secure on-time deliveries and safeguard production. He contributed to strategic planning and organizational decision-making in concert with executive leadership, aiding the growth of the company from $80M to $250M in annual revenue during his tenure.

Mr. Giorgi holds progress towards a Bachelor of Business Administration (BBA) in International Business from Kent State University.

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

Manufacturing

We previously leased a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, Pultrusion manufacturing machines for BasaFlex™ production, plus other composite manufacturing equipment. Each Pultrusion machine has up to two linear production lines (we use one or two lines per machine depending on rebar size – giving a maximum capacity of 10 manufacturing lines). To date, BI’s operations team has successfully optimized and scaled the capacity of our manufacturing plant to produce up to 25,000 linear feet of BasaFlex™ rebar per shift, per day, depending on the product mix. BI’s own fully equipped test lab is utilized to evaluate, validate, and verify each product’s performance attributes. Depending on our manufacturing needs in the future, we have and may continue to explore alternative or additional manufacturing or corporate facilities. As of December 31, 2022, we no longer operate nor manufacture in our previous Pompano Beach facility.

To satisfy what we perceive the market interest for BasaFlex™ to be, and in particular to address potential large-scale customers like CPPB, we need to significantly accelerate the expansion of our manufacturing capacity. Our current goal is to locate a new manufacturing facility and restart our manufacturing operations and ultimately to reach a plant production capacity exceeding 73,000 linear feet per day per day on a two day shift basis (which would be 3 times our current capacity). To accomplish these goals, we have designed and developed customized pultrusion equipment which offers significantly increased capacity in the same footprint as our current equipment. Our new technology manufacturing system, named BasaMax™, has been specifically designed for the manufacture of BasaFlex™ using our patent pending process. Two versions of this equipment have been designed, and these will not only offer double the capacity of our current equipment (per machine), but also each will run at faster and more efficient rates. A prototype has completed thorough testing in our previous Pompano facility, including initial production runs, and is currently undergoing modifications and upgrades to the final production configuration.

Based on this trial, we are planning a two-phase plant expansion, eventually including a total of 10 of these new machines. Our goal, subject to raising sufficient funding of about 5 million dollars, is to have the first set of five of the new machines installed and be operational by the end of the third quarter of 2023, and to install and have operational five more, along with additional custom manufacturing equipment, by the third quarter of 2024 providing sales dictate. This would create the opportunity for BI to ultimately reach our production level target for the new facility by the close of 2024.

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

Sources of Raw Materials

The sourcing of our raw materials is a primary focus for our management. It is incumbent upon us to pre-plan our requirements prior to, and in conjunction with, our actual growth and developing an understanding of manufacturing lead-times and other obstacles that may restrain the flow of our established supply chain. Our current suppliers are aware of our aggressive plans for growth and are committed to helping us achieve those plans by adding capacity and developing/expanding long term agreements, with commitments for growth. Our principal suppliers for basalt continuous fiber roving (which is a key component of BasaFlex) is BWF/Kamenny Vek and SRCS, Inc. as a backup supplier. Our principal suppliers for resin matrix ingredients are Aalchem, Phlex-Tek, Lindau Chemical and Cabot Labs.

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

Government Regulation

Basalt fiber reinforced polymer rebar is subject to various testing and certifications from various private and public entities, such as the Federal and State Departments of Transportation, the ISO (the International Organization for Standardization) and the US Army Corps of Engineers, in order to satisfy regulatory requirements for manufacturing and use as concrete reinforcement. The American Concrete Institute (ACI), ASTM (formerly the American Society for Testing and Materials) and the International Code Council (ICC) have very specific testing regimen for FRP materials and strict guidelines regarding the acceptance criteria and certification process. It includes not only the products themselves, but the facility, the manufacturing equipment, and the quality control measures used in the process as part of the overall approval. The testing protocols are very expensive and run approximately $30,000 per bar size for the full required testing protocols. However, once the products have met all the federal, state and local building code requirements, we believe doors will open for a myriad of other applications and opportunities. There is no guarantee, however, that we will be able to secure such approvals and certifications in the future. Furthermore, we are dependent on third party independent groups, such as university laboratories and other certifying bodies, to obtain approvals and certifications. Inability to secure approvals and certifications could materially harm our ability to generate revenue.

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

Employees and Consultants

Our employees are essential to our purpose—to create an innovative, sustainable, productive, and extended future; our values—teamwork and innovation; and our strategy and execution. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of various backgrounds and experiences. In attracting a diverse workforce, we stress the teamwork approach as well as the life work balance philosophy. Our workforce needs are highly technical, with the substantial majority of our employee needs focused on working in engineering, technical and financial roles. During the year 2022, we decreased our workforce by 99% as a result of market conditions and lack of funding. As of December 31, 2022, we had four full time employees, all of which are employed for the continuing operations. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

As of December 31, 2022, our employees had the following gender demographics:

	Women	Men
All employees	25%	75%
Engineers	—%	—%
Finance	100%	—%
Manufacturing	—%	100%
People Managers	—%	—%
Individual Contributors	—%	—%

At December 31, 2021, our employees had the following race and ethnicity demographics:

	All Employees	Engineers	Finance	Manufacturing	People Managers	Individual Contributors
Black / African American	—%	—	—	—	—	—
Hispanic/Latino	100%	—	25%	75.0%	—	—
White	—%	—	—	—	—	—
Multi-Racial	—%	—	—	—	—	—

Facilities

Our principal office is leased and located at 2066 N.W. 15th Court, Pompano Beach, FL 33069. The lease is for approximately 1,500 square feet of space, which includes our temporary office space and our interim production floor. We do not believe the facility is sufficient to support our current operations, although we have and may continue to explore securing alternative or additional manufacturing or corporate facilities.

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

Since the inception of current business in 2017, we have generated minimum revenues, have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2022, and 2021, we reported net losses of $7,534,754 and $16,477,823 respectively, and negative cash flow from operating activities of $3,907,401  and $4,507,418, respectively. As of December 31, 2022, we had an aggregate accumulated deficit of $53,655964 and $46,121,210  in 2021, respectively. We anticipate that we will continue to report losses and negative cash flow. There is therefore a risk that we will be unable to operate our business in a manner that generates positive cash flow or profit, and our failure to operate our business profitably would damage our reputation and stock price.

We have extremely limited cash resources with which to operate our business, and we may have difficulty in raising capital and may consume resources faster than expected.

We presently have extremely limited cash resources to meet our current or future capital requirements. We do not expect to generate significant revenues for the foreseeable future, and we may not be able to raise the funds estimated at 5 million dollars we require immediately or the funds we may require in the future, which would leave us without resources to continue our operations. We have faced difficulties recently in raising needed capital, and may continue to have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our business plan. Further, we may consume any available cash resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our businesses.

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

We currently owe approximately $2,027,695 plus $338,000 of accrued interest under a 20% Convertible Promissory Note held by The Richard A.

LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald J. LoRicco, Sr.

This note matured on February 12, 2023, and as of the date of this Annual Report, no event of default has been called by the note holder.

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

Currently, our primary product is BasaFlex™. We are also developing and marketing secondary sources of basalt fiber-based product revenue, band we expect that sales of BasaFlex™ and other basalt fiber and BFRP products will account for a significant amount of our anticipated revenue potential for the foreseeable future. We currently market and sell BasaFlex™ and these other products on a limited basis in the United States given our limited resources and manufacturing capacity. Because BFRP products are different from traditional steel rebar and similar traditional products, we cannot assure you that BasaFlex™ and/or our other basalt fiber products will be widely accepted in the market, and demand may not increase as quickly as we expect. Also, we cannot assure you that BasaFlex™ and our other products will compete effectively as an alternative to other more well-known and well-established alternatives such as products made from steel. Since BasaFlex currently represents our primary product, and our other products are BFRP-based, we are significantly reliant on the level of recurring sales of BasaFlex™ and decreased or lower than expected sales of BasaFlex™ for any reason would cause us to lose substantially all of our revenue.

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

At the date of this Annual Report, we have an outstanding 20% secured promissory note in the aggregate principal amount of $2,027,695, convertible at the option of the principal holder (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) into shares of our common stock at a price per share equal to $0.275. If this note is converted into shares of common stock, our issued and outstanding shares would increase. In the event a market for our common stock develops, to the extent that the holder of this note converts such note, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that the holder converts such note and then sell the underlying shares of common stock in the open market, our common stock price may decrease.

The principal holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

The principal holder of the $2,027,695 convertible note mentioned above (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) is party to a security agreement with us granting such holder a secured interest in all of our assets. In addition, our agreements with this principal note holder contain a negative covenant explicitly requiring such holder’s consent in order for us to incur any debt or issue of any equity securities. The interests of such debt holder are senior to the rights of our common stockholders and may impede our ability to obtain new financing. Furthermore, such holder’s interest may not coincide with the interests of other stockholders, and such holder may become subject to conflicts of interest given its affiliation with one of our directors. These conflicts may not be resolved in favor of our common stockholders.

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

The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 38.40% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

As of the date of this Annual Report, our principal stockholders, officers, and directors beneficially owned approximately 38.40% of our common stock. As a result, our principal stockholders, officers, and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

Our principal office is leased and located at 2660 N.W. 15th Court, Unit 108, Pompano Beach, FL 33069. The lease is for approximately 1,500 square feet of space, which includes our corporate office and our production floor. We do not believe the facility is adequate to support our current operations, although we have and may continue to explore securing alternative or additional manufacturing or corporate facilities.

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

As of March 31, 2023, there were 281 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

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

Issuances 2023

On April 6, 2023, we entered into an agreement with Thomas Richmond and Michael Giorgi, respectively. An issuance of 1,000,000 shares were issued to each member in consideration for services in the roles of Acting Interim Chief Executive Officer and Chief Growth officer, respectively.

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

Pursuant to her employment agreement with the Company, Jackie Placeres, the Company’s Acting Interim Chief Financial Officer, is entitled to receive options to purchase Common Stock which vest in quarterly increments over time. The initial tranche of options vested on December 15, 2022, but as a courtesy to the Company. Mrs. Placeres has waived her right to such options.

Add additional issuances here from CS/APIC Sheet, if applicable

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

From June 10 to June 24, 2021, we issued a total of 608,541 restricted common shares to 14 investors in exchange for $217,877.

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

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. BI is currently testing products at two independent laboratories in the pursuit of ICC-ES certification, which is expected during the second quarter of 2022, and a Florida Department of Transportation (“FDOT”) production facility approval, which is expected in the third quarter of 2023 (we are already selling to FDOT projects on an individual basis through exemptions or specs). The FDOT approval will allow us to bid on any project approved for BFRP. Until we have obtained these additional approvals, our opportunities to bid on certain projects will be limited.

Results of Operations

Revenue – We had $193,194 of revenues as a result of sales of finished goods sold for the year ended December 31, 2022, compared to $193,194 in the prior year. While the increase in revenue in the year over year periods was material due to our ability to sell some BasaFlex™ product in 2022, overall revenues have been minimal due to our lack of funding and as a result our continuing shift in focus to the scaling of production and inventory during both periods.

Cost of goods sold – During the year ended December 31, 2022, we had cost of sales of $1,970,194 compared to $1,970,194 in the prior year. During 2022 we began our production activities -- first activities were to build test articles for two sets of independent lab tests, and then the commencement of building finished goods inventory. Most of the cost of goods sold is related to inventory valuation, not to sales. However, we lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace.

Operating Expenses

Selling, general, and administrative expenses – During the year ended December 31, 2022, selling, general, and administrative were $8,018,152 compared to $8,018,152in the prior year. The primary components of selling, general, and administrative expenses were as follows:

•	Stock based compensation – During the year ended December 31, 2022, stock based compensation was $5,043,112 compared to $5,043,112 in the prior year. During the year ended December 31,2022, we also issued warrants with an aggregate fair value of $900,960 to consultants, and options to directors with a fair value of $263,780.

•	Payroll and payroll taxes – During the year ended December 31, 2022, payroll and payroll taxes were $1,153,540 compared to $1,153,540 in the prior year. We retained a total of 4 employees at the period end December 31, 2022, as compared to 23 employees at the close of the December 31, 2021 period.

•	Professional fees – During the year ended December 31, 2022, professional fees were $775,004 compared to $775,004 in the prior year. The increase was primarily due to legal fees incurred with regard to our fundraising activities.

•	Consulting Fees – During the year ended December 31, 2022, consulting fees were $544,560 compared to $544,560 in the prior year. The increase was due to consulting agreements connection with our fundraising activities and to an increase in compensation to our current Chief Executive Officer and President and acting interim Chief Financial Officer.

•	Facilities and related costs – During the year ended December 31, 2022, costs related to our facilities were $36,852 compared to $36,852. These costs consisted primarily of rent in the amount of $25,696 and utilities in the amount of $10,431. The decrease was because the majority of rent and utilities expense was charged to cost of goods sold in the current year.

•	Investor relations – During the year ended December 31, 2022, investor relations costs were $148,517 compared to $148,517 in the prior year. The increase was due to increased capital markets communications.

•	Depreciation and amortization – During the year ended December 31, 2022, depreciation and amortization was $8,560 compared to $8,560 in the prior year. The decrease was because the majority of depreciation expense was charged to cost of goods sold in the current year.

Other Income (Expenses)

Gain on settlement of legal contingency - During year ended December 31, 2022, we had a gain of $409,127 on the settlement of legal contingencies. There were no comparable transactions in the prior year.

Gain on sale of asset – We recorded a gain on the sale of assets in the amount of $40,838 in the prior period; there was no comparable transaction during year ended December 31, 2021.

Gain on settlement of payables - During year ended December 31, 2022, we had a gain of $39,902 compared to $39,902 in the prior year. The gain in the current year is due to the settlement of various accounts payable amounts. The gain in the prior year is due to the forgiveness by prior management of accrued wages.

Miscellaneous income - During the year ended December 31, 2022, miscellaneous income was $0 compared to $0 in the prior year. The decrease is due to the net settlement of $125,000 less the contingency fee and expenses paid to the attorney for litigation which occurred in the prior year.

Loss on extinguishment of debt - During the year ended December 31, 2022, we had a loss of $6,743,015 compared to $6,743,015 in the prior year. The increase in loss is due to the settlement of various long-standing debts for warrants which exceeded the value of the debt. For more information about these transactions refer to footnote 6 of the financial statements included in this Annual Report.

Loan forgiveness - During the year ended December 31, 2022, we had loan forgiveness income of $124,143 compared to $124,143 in the prior year. The increase was due to the forgiveness of a loan from the U.S. Small Business Administration under the Paycheck Protection Program.

Interest expense - During the year ended December 31, 2022, interest expense was $512,418 compared to $512,418 in the prior year. The decrease is primarily due a decrease in the principal amount of debt outstanding during current period.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and generated negative cash flows in operations. As of December 31, 2022, we had an accumulated deficit of $46,121,210. At December 31, 2022, we had cash of $109,514 compared to $109,514 at December 31, 2021, and as of the date of this Annual Report, we have minimal cash on hand, and any funds we can presently raise (either from revenue generating operations or through investment) are rapidly consumed.

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

Notwithstanding proceeds from the sale of our common stock in early 2022, current working capital and projected sales revenue are insufficient to maintain our current operations. In order to scale up our manufacturing operations and reach the level of sales revenue sufficient to provide positive cash flow, we require funding of both our expansion plan and our operating deficit through the scaling period. We will attempt to raise this capital through third party financing, including a private placement of our securities as well as bridge loan arrangements. We cannot provide any assurances that required capital will be obtained or that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured, and our business might fail.

Cash Flows

Net cash used in operating activities amounted to $4,507,418 and $4,507,418 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we used $2,346,483 net cash for investing activities compared to $2,346,483 used in the prior fiscal year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine, for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

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

During the year ended December 31, 2022, we had $6,703,910 net cash provided by financing activities compared to $6,703,910 in the prior year. Sale of common stock shares for $5,178,163; borrowing of $2,121,247 from the issuance of convertible and short-term notes payable, including from related parties; less $595,500 of principal repayments on notes and convertible notes, including to related parties, provided the net cash during the year ended December 31, 2022.

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

Our management, under the supervision and with the participation of our Chief Executive Officer, President and acting interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022.

Because of the identified material weaknesses on internal control over financial reporting, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting has a material weakness and is not effective as of December 31, 2022. This weakness consists of an overall lack of a sufficient control environment to produce materially correct financial statements, including a lack of US GAAP expertise for the types of transactions we have been involved in, a lack of segregation of duties, and a lack of entity level controls due to no independent audit committee.

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

Name	Age	Position
Michael V. Barbera	69	Acting Interim Chief Executive Officer & President
Frederick H. Tingberg, Jr.	64	Chief Technology Officer & Director
Jackie Placeres	42	Acting Interim Chief Financial Officer
Ronald J. LoRicco, Sr.	58	Chairman of the Board
Paul M. Sallarulo	66	Director
Adam Falkoff	55	Director
Manuel A. Rodriguez	61	Director
Sergio Salani	48	Director

Biographical Summaries of Directors and Executive Officers

The following are biographical summaries of the experience of our directors and executive officers:

Michael V. Barbera, 69, has served as our Chairman of the Board since January 2020 and having served as a member of the Board of Directors since February 2019. Mr. Barbera has served as the Chief Executive Officer of Analytical Maintenance Services, Inc. (“AMS") located in Boca Raton, Florida since 1998. AMS, a privately held company, provides analytical instrument services, instrumentation, comprehensive training courses and general application support to both the chemical and pharmaceutical industries. Mr. Barbera received a Bachelor of Science in Electronic Engineering in 1977 from the Florida Keys Community College and a Bachelor of Professional Studies in Science from Barry University in 1990. Mr. Barbera also served in the United States Navy from 1972 through 1978, where he specialized in Aviation Electronics.

Frederick H. Tingberg, Jr., 64, has served as a member of the Board of Directors since December 2021. Mr. Tingberg is a construction industry executive with extensive experience in leading construction and rehabilitation projects. Since 2020, Mr. Tingberg has served as the Chief Executive Officer of his own construction industry consulting company, Technicon Consulting Group, and since 1993, he has served both in two capacities with Lanzo Corporation, an infrastructure construction company, first as Business Development Manager and since 2018 as Chief Operating Officer. At Lanzo, Mr. Tingberg oversaw underground infrastructure construction project operations leading 160 total staff in completing over 20 projects annually. His responsibilities included overseeing safety, environmental compliance, proposals, hard dollar bonded bidding, material selection, purchasing, financial controls, budgeting, and contracts with strategic partners. From 1984 to 1993, he served as Regional Pipe & Supply Area Manager for SEMSCO, a division of Clayton Group. Mr. Tingberg holds several state general contractor licenses and he received a B.S. degree in Materials Engineering from Rensselaer Polytechnic Institute.

Jackie Placeres, 42, previously served as the Company’s Controller since 2021. Ms. Placeres previously served as the Chief Financial Officer to ISG, a private government contractor in security and informational technologies from 2018 through May 2021. From 2014 to 2018, she served as Vice President of Smith Manufacturing growing the Company from 4 million to 18 at the time of acquisition. The Board selected Ms. Placeres to serve as the Company’s Chief Financial Officer because of her longstanding relationship with the Company and because of her accounting and public company reporting experience.

Ronald J. LoRicco, Sr., 58, has served as a member of our Board of Directors since June 2017. Mr. LoRicco is an attorney practicing in the areas of civil litigation, insurance defense, criminal law, estate planning and administration and workers' compensation. He is also admitted to practice in Florida and United States District Court for the District of Connecticut. Mr. LoRicco is a member of the American, Connecticut, and New Haven Bar Associations, American Trial Lawyers Association and Connecticut Trial Lawyers Association. He attended Fairfield University where he received a Bachelor of Arts degree in 1986. He received a Juris Doctor degree from Quinnipiac College School of Law, formerly known as the University of Bridgeport School of Law, in 1989.

Paul M. Sallarulo, 66, has served as a member of our Board of Directors since April 2017. He served as Chairman of the Board, President and CEO of Nexera Medical Inc. from July 2006 through 2015. Previously, Mr. Sallarulo had an extensive financial career in capital markets and investment banking in senior positions with Wachovia Securities, where he was the Senior Vice President from July 2003 through June 2006 and Prudential Securities, where he served as Senior Vice President from October 2001 through July 2003. Additionally, Mr. Sallarulo served as Vice President at Meridian Capital Markets from February 1991 to August 1996. Mr. Sallarulo was appointed Commissioner of the North Broward Hospital District by Florida Governor Jeb Bush for two four-year terms beginning in January of 1999. While there, he oversaw four major hospitals, thirty-eight clinics, six thousand professionals, and a budget in excess of $2 billion, and served as Chairman of the Legal Review Committee from 2002 to 2005, Joint Conference Committee from 2004 to 2006, Broward Health Foundation from 2002 through 2004, Community Relations Committee for Broward General Hospital from 2002 to 2004, and Community Relations Committee for Imperial Point Medical Center from 2005 to 2006, respectively. Mr. Sallarulo served on the Board of Directors of Foss Manufacturing, LLC Company, Board of Trustees of Nova Southeastern University, Chairman of the Board of Governors of Nova Southeastern University - Wayne Huizenga School of Business, President of the International Alumni Association of NSU, Nova Southeastern University College of Dental Medicine Advisory Board, and was inducted as the first Honorary member into Sigma Beta Delta Society – International Honor Society in Business, Management and Administration. Mr. Sallarulo also served as a member of the Planning and Zoning Board of Fort Lauderdale, Broward County Personal Advisory Board Fort Lauderdale, the Fort Lauderdale Marine Advisory Board, and the Economic Development Advisory Board. Mr. Sallarulo was Co-Founder of Broward Bank of Commerce and served on the Board of Directors. Mr. Sallarulo assisted in the sale of Broward Financial Holdings, the parent company of Broward Bank of Commerce, to Home BancShares, parent company of Centennial Bank in 2014. Mr. Sallarulo currently serves on the Regional Board of Directors of Centennial Bank and serves on the Loan Committee, and Strategic Planning Committee. Mr. Sallarulo received his M.B.A from Nova Southeastern University in 1984. Previous to that, Mr. Sallarulo attended Bernard Baruch College from 1978 to 1981 where he obtained his Bachelor in Business Administration, and attended SUNY Adirondack between 1975 and 1977 where he obtained his Associate of Applied Science degree.

Adam Falkoff, 55, has served as a member of the Board of Directors since September 2020. Mr. Falkoff has over 20 years of experience in public policy, international relations, and business development. He has advised CEOs of the Fortune 100, Presidents, Prime Ministers, Cabinet Ministers and Ambassadors. Since 2000, Mr. Falkoff has served as the President of CapitalKeys, a bipartisan global public policy and strategic consulting firm based in Washington D.C. His expertise is to successfully help clientele understand, anticipate, and navigate the complex public policy environment as well as strategies for business development driving client revenues. Earlier in his career he served as professional staff in the United States Senate. Mr. Falkoff was a 2018 recipient of the Ellis Island Medal of Honor for service to the United States of America and named in the Power 100 of Washington, D.C. by Washington Life Magazine. Mr. Falkoff has been an invited guest speaker, panelist, and moderator on a wide range of public policy and business development related topics in several industries. He has appeared in The Wall Street Journal, The Palm Beach Post, Politico, Roll Call, The Hill, The Washington Diplomat, Jack O'Dwyer's Newsletter, Capitol File, Washington Life, National Journal, Technology Law Journal, Greenwire, Appliance Magazine, and The Opportunist Magazine. Mr. Falkoff received a B.A. from Duke University and both an M.B.A. and M.I.M. (Master of International Management) from the Thunderbird School of Global Management on an academic scholarship in 1992. Mr. Falkoff also holds a Certificate in International Law from the University of Salzburg, Institute on International Legal Studies.

Manuel A. Rodriguez, 61, has served as a member of the Board of Directors since December 2021. Since 2004, Mr. Rodriguez as served as a Vice President of Concrete Products of the Palm Beaches, Inc. and the President of each of U.S. Supplies, Inc. and U.S. Construction Supply, Inc. In these capacities, Mr. Rodriguez leads these companies in all of their principal activities, including concrete product manufacturing and distribution both nationally and internationally, as well as environmental engineering services. Since 2003, he has also served as a Vice President of Beton Brunet, an infrastructure products and services company, where he overseas Southeastern United States operations. Earlier in his career, Mr. Rodriguez held several positions in the construction industry, including as a General Manager of Tri-County Concrete (1992 to 2003), Master Electrician with Stallion Electric (1989 to 1992) and a Geologist with Star Petroleum (1986 to 1989). Mr. Rodriguez is a certified master electrician in the State of Florida and is associated with several construction and concrete industry trade groups. He earned his B.S. degree in Geology from the University of Florida.

Sergio S. Salani, 54, has served as a member of the Board of Directors since August 2022.  Mr. Salani is a seasoned entrepreneur with experience in finance, law, real estate and technology. From 2016 to the present, Mr. Salani has served as the founder, Chief Executive Officer and General Counsel of Stoneway Group, L.L.C., an advisory firm providing services with regard to legal, finance and real estate matters, international transactions, specialty finance, technology, commercial real estate investment management and investments in the energy sector. Also from 2016 to the present, Mr. Salani has served as co-founder and Chief Executive Officer of Ubii.com, a digital marketplace that was launched in February 2021. From 2011 to 2016, he served as co-founder and Chief Executive Officer of Oxford International Group, L.L.C., a privately held financial firm that acquires high credit quality, highly illiquid assets which was sold to an affiliate of Blackstone Group. From 1997 to 2011, Mr. Salani served as partner, legal counsel and Senior Vice President of Peachtree Settlement Funding, L.L.C., an originator of specialty finance receivables such as structured settlements, lottery payment receivables and life settlements, where he was instrumental in building the company from a start-up to a 480 employee operation and in taking it public in 2006 on London's AIM Market, a sub-market of the London Stock Exchange. Mr. Salani received a Bachelor of Arts in Finance and Economics as well as a Master of Business Administration degree from Drexel University and a Juris Doctor from Temple University. He is a member of the bars of Florida and the District of Columbia.

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

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2022 and 2021. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements for the year ended December 31, 2021 and 2020 appearing elsewhere in this Annual Report.

For the year ended December 31, 2022:

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo	$—	$—	$—	$—	$—	$—	$—
Adam Falkoff	$—	$—	$—	$—	$—	$—	$—
Michael V. Barbera	$—	$—	$—	$—	$—	$—	$—
Ronald J. LoRicco	$—	$—	$—	$—	$—	$—	$—

For the year ended December 31, 2021:

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo(1)	$—	$—	$—	$—	$—	$8,438	$8,438
Adam Falkoff(2)	$—	$—	$102,923	$—	$—	$—	$102,923
Michael V. Barbera (3)	$—	$—	$160,857	$—	$—	$—	$160,857
Ronald J. LoRicco	$—	$—	$—	$—	$—	$—	$—

(1)	Reflects the value of the portion of health insurance benefits paid by the Company.

(2)	Consists of the grant date fair value of options to purchase 500,000 shares of the Company’s common stock at a price of $0.28 per share.

(3)	Consists of the grant date fair value of options to purchase 777,778 shares of the Company’s common stock at a price of $0.27 per share.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our officers. The Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A request for a copy can be made in writing to Basanite, Inc., 2066 N.W. 15th Court, Pompano Beach, FL 33069, Attention: Mr. Ronald LoRicco, Sr., Chairman.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Basanite, Inc., 2066 N.W. 15th Court, Pompano Beach, FL 33069. Attention: Mr. Ronald LoRicco, Sr., Chairman. Shareholders who would like their submission directed to a member of the Board may so specify and the communication will be forwarded, as appropriate.

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

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•	Our principal executive officer or other individual serving in a similar capacity;
•	Our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and
•	Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Warrant Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Simon Kay (1)	2021	$—	$—	$—	$336,298	$336,298
Former President and	2022	$159,615	$—	$—	$82,848	$242,463
Chief Executive Officer

David L. Anderson (2)(3)	2021	$195,419	$—	$—	$15,000	$210,419
Former Chief Operating Officer	2022	$46,758	$—	$—	$4,500	$51,258

Lisa Gainsborg (4)	2021	$—	$—	$—	$—	$—
Former Chief Financial Officer	2022	$37,204	$—	$—	$2,184	$39,388

Jackie Placeres (5)	2021	$—	$—	$—	$—	$—
Acting Interim Chief Financial Officer	2022	$6,731	$—	$—	$1,099	$7,830

———————

(1)	Served as a consultant and advisor to the Board effective January 13, 2020 later transitioning to Interim Acting Chief Executive Officer effective March 9, 2020 and to Chief Executive Officer and President effective March 25, 2022. On November 14th, 2022 we were provided notice of his resignation and the Board of Directors accepted. Mr. Kay is not associated with our company.
(2)	Includes reimbursed cost of health Includes insurance of $15,000.
(3)	On February 20, 2022, Mr. Anderson resigned from his position and on February 24, 2022 we provided written notice to Mr. Anderson that his resignation had been accepted. Therefore, as of February 24, 2022, Mr. Anderson is not associated with our company.
(4)	On December 15, 2022, Ms. Gainsborg resigned from her position and on December 15, 2022, we provided written notice to Ms. Gainsborg that her resignation had been accepted. Therefore, as of December 15, 2022, Ms. Gainsborg is not associated with our company.
(5)	On December 15, 2022, Mrs.Placeres transitioned to the role of Acting Interim Chief Financial Officer from Controller for the Company.

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

On November 14th, 2022 the Company was provided notice of his resignation and the Board of Directors accepted. Mr. Kay’s anniversary shares with respect to his employment agreement were not issued pursuant to the terms of the agreement, no further compensation or consideration was offered. Mr. Kay is not associated with our company.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control, to any of our executive officers or key employees.

How Compensation for our Directors and Executive Officers was Determined

During 2022, our previous Acting Chief Executive Officer, Simon Kay, was compensated pursuant to a consulting agreement and then later an Employment Agreement; and our former Chief Operating Officer, David Anderson, was compensated per his employment agreement. Our former Chief Financial Officer, Chief Financial Officer, was compensated as an at-will employee. Our current Acting Interim Chief Financial Officer is compensated as an at-will employee. These agreements were negotiated and approved by our Board of Directors.

2022 Option and Warrant Grants to Executive Officers

None.

2021 Option and Warrant Grants to Executive Officers

None.

Outstanding Equity Awards at Fiscal Year-End

On August 16, 2018, as part of his compensation package for his consulting agreement, David Anderson, prior to being employed as our Chief Operating Officer, received 2,500,000 five-year warrants at a strike price of $0.1235. These warrants remained outstanding at December 31, 2022.

On March 4, 2019, as part of his compensation package for employment, Richard M. Krolewski, our former Chief Executive Officer, was granted immediate vesting in 5,000,000 warrants at a strike price of $0.1235 per share expiring in 5 years. In 2020, he sold 2,500,000 warrants in a private transaction. The private party later exercised one million warrants on January 21, 2021. 4,000,000 of these warrants remained outstanding at December 31, 2022.

On May 23, 2019, as part of her compensation package for employment, Isabella Barbera, our former Chief Financial Officer, was granted immediate vesting in 1,000,000 options at a strike price of $0.55 per share expiring in 10 years. These options remained outstanding at December 31, 2022.

Equity Compensation Plan Information

We do not have a formal equity incentive plan at this time, and therefore we have no securities authorized for such issuance under any such plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of the date of this Annual Report, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is our corporate office at 2660 N.W. 15th Court, Unit 108, Pompano Beach, FL 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 257,156,796 of common stock outstanding as of date of this Annual Report.

	Number of Shares Beneficially Owned	Percentage of Shares Outstanding (1)

Named Executive Officers and Directors:
Simon R. Kay (2)	1,000,000	*
Michael V. Barbera (3)	12,653,214	4.84%
Ronald J. LoRicco, Sr. (4)	60,915,912	22.16%
Paul Sallarulo (5)	7,334,493	2.83%
Adam Falkoff (6)	500,000	*
Frederick Tingberg Jr.(7)	1,851,781	*
Manuel A. Rodriguez (8)	20,616,060	7.42%
David Anderson	1,000,000	*
All executive officers and directors as a group (7 persons)	105,871,460	38.56%

———————

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date of this Annual Report, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes a vested warrant shares currently held by Mr. Kay to purchase 1,000,000 shares of common stock at $0.33 per share.
(3)	Includes shares currently held by Mr. Barbera and Analytical Maintenance Services, Inc. Profit Sharing Plan, where Mr. Barbera is the trustee. Includes 50,000 shares of common stock issuable upon exercise of common stock purchase warrant exercisable at $0.40 per share, 50,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.60 per share, 200,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.15 per share, 1,000,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.075 per share, 400,195 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 195,522 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 1,500,000 shares issuable upon exercise of common stock purchase warrant exercisable at $0.20 per share, and 777,778 shares issuable upon exercise of options to purchase common stock exercisable at $0.27 per share.
(4)	Includes shares held by RVRM Holdings, Inc., First New Haven Mortgage Company, LLC and LoRi Co., which are controlled by our director, Ronald J. LoRicco, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share, 397,269 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 11,250,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.20 per share, and 5,625,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.35 per share. In addition, an entity related to Mr. LoRicco currently holds a $1.6 million secured convertible note that does not have a stated conversion rate, but cannot convert for any less than $0.01 per share.

(5)	Includes shares currently held by Mr. Sallarulo in addition to 250,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share and 1,500,000 shares of common stock issuable upon exercise of common stock warrants exercisable at $0.20 per share.
(6)	Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options held by Mr. Falkoff exercisable at $0.25 per share.
(7)	Includes shares currently held by Mr. Tingberg including 1,212,121 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share.
(8)	Includes shares currently held by Mr. Rodriguez in addition to 20,606,060 shares issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share, 20,000,000 of which are held by U.S. Supplies, Inc., an entity controlled by Mr. Rodriguez.
(9)	Includes a vested warrant shares currently held by Mr. Anderson to purchase 1,000,000 shares of common stock at $0.12 per share

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a party to any related party transaction, including transaction in which:

•	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years, and
•	A director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

Additional information regarding these transactions can be found in notes 6, 7 and 9 to the accompanying financial statements.

Transactions in 2021

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

Transactions in 2022

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

The following table shows the fees for the years ended December 31, 2022 and 2021:

	2021	2020
Audit Fees (1)	$180,267	$135,543
Tax Fees	$—	$—
All Other Fees (2)	$54,240	$15,500

———————

(1)	Fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the Auditrespective years.
(2)	All other fees – these fees relate to the consent fee for the filing of our comparative financial statements for the previous year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith	Previously Filed	To be Filed by Amendment
2.1	Agreement and Plan of Merger, dated December 11, 2018, between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
2.2	Articles of Merger, dated December 12, 2018	8-K	12/12/18	3.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.7	Amended and Restated Bylaws	8-K	8/18/21	3.1
4.1	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
4.2	Common Stock Warrant for 5,000,000 shares to David L. Anderson	8-K	3/12/19	4.1
4.3	Form of Common Stock Warrant issued in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
4.4	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated February 12, 2021	8-K	2/19/21	4.1
4.5	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated May 12, 2021	10-Q	5/17/21	4.2
4.6	Form of Warrant A issued in the August 2021 Private Placement	10-Q	8/23/21	4.1
4.7	Form of Warrant B issued in the August 2021 Private Placement	10-Q	8/23/21	4.2
4.8	Strategic Partner Warrant, dated December 10, 2021, issued to U.S. Supplies, Inc.	8-K	12/13/21	4.1
4.9	Warrant issued to Simon R. Kay, dated March 25, 2022	8-K	3/31/22	4.1
10.1	Commercial Lease Agreement between Basanite Industries LLC and CAMTON, LLC	8-K	1/31/19	10.1
10.2	Consulting Agreement with Simon R. Kay dated January 13, 2020 and related Statement of Work, amended as of September 16, 2020 +
10.3	Exclusive Supplier Agreement with MEP Consulting Engineers, Inc.	8-K	7/31/20	10.1

10.4	Form of 20% Secured Convertible Promissory Note dated August 3, 2020	8-K/A	8/10/20	10.1
10.5	Security Agreement dated August 3, 2020, relating to 20% Secured Convertible Promissory Note	8-K/A	8/10/20	10.2
10.6	Form of Amended and Restated 20% Secured Promissory Note, dated February 12, 2021	8-K	2/19/21	10.1
10.7	Form of Amended and Restated 20% Secured Promissory Note, dated May 12, 2021	10-Q	5/17/21	10.2
10.8	Form of Securities Purchase Agreement, dated August 17, 2021	10-Q	8/23/21	10.1
10.9	Form of Placement Agent Agreement between the Company and Aegis Capital Corp., dated August 17, 2021	10-Q	8/23/21	10.2
10.10	Form of Director Offer Letter, dated December 10, 2021, for Manuel A. Rodriguez and Frederick H. Tingberg, Jr.	8-K	12/13/21	10.1
10.11	Distribution Agreement between the Company and U.S. Supplies, Inc. dated December 10, 2021 *
10.12	Exclusive Supplier Agreement between the Company and Concrete Products of The Palm Beaches, Inc., dated December 10, 2021. *
10.13	Form of Transition Services Agreement, dated January 20, 2022 between the Company and Simon R. Kay	8-K	1/26/22	10.1
10.14	Employment Agreement dated March 25, 2022 for Simon R. Kay	8-K	3/31/22	10.1
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company	10-K	3/31/21	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1	Certification Pursuant to Section 1350				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: April 17, 2023

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Richmond	Acting Interim Chief Executive Officer	April 17, 2023
Thomas Richmond

/s/ Jackie Placeres	Acting Interim Chief Financial Officer	April 17, 2023
Jackie Placeres

/s/ Ronald J. LoRicco, Sr.	Chairman of the Board	April 17, 2023
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	April 17, 2023
Paul M. Sallarulo

/s/ Manuel A. Rodriguez	Director	April 17, 2023
Manuel A. Rodriguez

/s/ Frederick H. Tingberg Jr.	Director	April 17, 2023
Frederick H. Tingberg Jr.

/s/ Adam S. Falkoff	Director	April 17, 2023
Adam S. Falkoff

/s/ Sergio Salani	Director	April 17, 2023
Sergio Salani

INDEX TO FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

F-1

F-2

BASANITE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$30,340	$109,514
Accounts receivable, net	522,494	7,817
Inventory	(401,993)	714,655
Prepaid expenses	137,370	127,806
Deposits and other current assets	177,875	265,553
TOTAL CURRENT ASSETS	466,085	1,225,345

Lease right-of-use asset	1,354,392	749,116
Fixed assets, net	2,946,877	3,236,825
TOTAL NON CURRENT ASSETS	4,301,268	3,985,941

TOTAL ASSETS	$4,767,354	$5,211,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,713,045	$1,175,682
Accrued expenses	416,023	407,454
Accrued legal liability	165,000	165,000
Notes payable	304,243	466,762
Notes payable - related party	605,000	300,000
Notes payable - convertible, net	—	—
Notes payable - convertible - related party, net	2,144,357	1,689,745
Subscription liability	1,805,000	—
Lease liability - current portion	426,898	325,339
TOTAL CURRENT LIABILITIES	7,579,567	4,529,982

Lease liability - net of current portion	994,809	499,546

TOTAL LIABILITIES	8,574,376	5,029,528

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 251,884,069 and 248,840,144 shares issued and outstanding, respectively	253,218	248,842
Additional paid-in capital	47,455,915	46,054,126
Accumulated deficit	(51,516,155)	(46,121,210)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(3,807,022)	181,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,767,354	$5,211,286

The accompanying notes are an integral part of the consolidated financial statements.

F-3

BASANITE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2022	2021
Revenue
Products sales - rebar	$1,356,164	$193,194

Total cost of goods sold	2,427,919	1,970,604

Gross (loss) profit	(1,071,754)	(1,777,410)

OPERATING EXPENSES
Selling, general, and administrative expenses	3,554,396	8,018,152
Total operating expenses	3,554,396	8,018,152

NET LOSS FROM OPERATIONS	(4,626,150)	(9,795,562)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	409,127
Liquidated Damages	(426,759)	—
Gain on settlement of payables	—	39,902
Miscellaneous income	30	—
Loss on extinguishment of debt	—	(6,743,015)
Loan forgiveness	170,095	124,143
Interest expense	(512,162)	(512,418)
Total other income (expense)	(768,796)	(6,682,261)

LOSS FROM CONTINUING OPERATIONS	(5,394,945)	(16,477,823)

Deemed dividends	—	—

NET LOSS	$(5,394,945)	$(16,477,823)

Net loss per share - basic	$(0.021)	$(0.070)
Net loss per share - diluted	$(0.021)	$(0.070)

Weighted average number of shares outstanding - basic	251,488,656	235,473,411
Weighted average number of shares outstanding - diluted	251,488,656	235,473,411

The accompanying notes are an integral part of the consolidated financial statements.

F-4

BASANITE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2022	—	$—	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758
Warrants exercised for cash	—	—	1,833,333	1,833	223,167	—	225,000
Stock-based compensation	—	—	422,713	422	297,320	—	297,742
Warrants issued to related party	—	—	—	—	—	—	—
Stock issued for cash	—	—	2,121,212	2,121	647,470	—	649,591
Warrants issued to management	—	—	—	—	211,271	—	211,271
Warrants issued for extinguishment of debt	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,325,168)	(7,325,168)
Balance December 31, 2022	—	$—	253,217,402	$253,218	$47,433,354	$(53,446,378)	$(5,759,808)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2021	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)
Warrants exercised for cash	—	—	1,000,000	1,000	122,500	—	123,500
Stock-based compensation	—	—	2,419,546	2,420	1,226,868	—	1,229,288
Warrants issued to related party	—	—	—	—	3,907,973	—	3,907,973
Stock issued for cash	—	—	20,583,813	20,584	5,034,079	—	5,054,663
Warrants issued for extinguishment of debt	—	—	—	—	7,048,218	—	7,048,218
Net loss	—	—	—	—	—	(16,477,823)	(16,477,823)
Balance December 31, 2022	—	$—	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758

The accompanying notes are an integral part of the consolidated financial statements.

F-5

BASANITE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,477,823)	$(16,477,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	255,051	255,051
Depreciation	129,693	129,693
Amortization of debt discount	—	—
Gain on settlement of legal contingency	(409,127)	(409,127)
Gain on settlement of payable	(39,902)	(39,902)
Loss on sale of asset	—	—
Loss on inventory obsolescence	—	—
Deemed dividend	—	—
Gain on extinguishment of debt	6,743,015	6,743,015
Loan forgiveness	(124,143)	(1,124,143)
Stock-based compensation	1,135,139	1,135,139
Warrants issued to related party	3,907,973	3,907,973
Changes in operating assets and liabilities:
Prepaid expenses	7,938	7,938
Inventory	(268,080)	(268,080)
Accounts receivable	(5,910)	(5,910)
Deposits and other current assets	(189,558)	(189,558)
Accounts payable and accrued expenses	1,137,108	1,137,108
Subscription liability	(40,000)	(40,000)
Lease liability	(268,792)	(268,792)
Net cash used in operating activities	(4,507,418)	(4,507,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,346,483)	(2,346,483)
Net cash used in investing activities	(2,346,483)	(2,346,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of warrants	5,178,163	5,178,163
Proceeds from convertible notes payable and convertible notes payable related party	500,000	500,000
Repayment of convertible notes payable and convertible notes payable related party	(35,000)	(35,000)
Proceeds from notes payable and notes payable related parties	1,621,247	1,621,247
Repayment of notes payable and notes payable related parties	(560,500)	(560,500)
Net cash provided by financing activities	6,703,910	6,703,910

NET (DECREASE) INCREASE IN CASH	(149,991)	(149,991)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,505	259,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,514	$109,514

(Continued)

The accompanying notes are an integral part of the consolidated financial statements.

F-6

BASANITE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the year ended
	December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$26,663	$26,663

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan and accrued interest	$124,143	$124,143
Conversion of note payable into common stock	$—	$—
Return of loan commitment shares	$—	$—
Issuance of warrants for services and options as compensation	$4,437,686	$4,437,686
Recording of debt discount on convertible notes	$—	$—
Conversion of convertible notes payable into equity	$2,610,005	$2,610,005
Conversion of note payable in exchange for warrants	$300,000	$300,000

The accompanying notes are an integral part of the consolidated financial statements.

F-7

BASANITE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2022 and 2021, respectively, the Company reported:

•	an accumulated deficit of approximately $46.1 million and $46.1 million;
•	a working capital deficiency of approximately $3.3 million and $3.3 million; and
•	cash used in operations of approximately $4.5 million and $4.5 million.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company's products; including the general and administrative expenses associated with the organization.

At December 31, 2022, the Company had cash of $109,514 compared to $109,514 at December 31, 2021.

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists primarily of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. An impairment charge due to cost basis in excess of fair market value in the amount of $1,535,356 was recorded during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded a loss related to obsolete inventory in the amount of $1,535,356.

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The Company’s inventory at December 31, 2022 and 2021 was comprised of:

	December 31,	December 31,
	2022	2021

Finished goods	$—	$328,229
Work in process	—	35,213
Raw materials and supplies	—	351,213
Total inventory	$—	$714,655

(E) Fixed assets

Fixed assets are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are computed using a straight-line method over the following estimated useful lives:

Computer equipment	3 years
Machinery	7 years
Leasehold improvements	15 years or lease term
Office furniture and equipment	5 years
Land improvements	15 years
Website development	3 years

Maintenance and repairs are charged to expenses as incurred, and improvements to leased facilities and equipment are capitalized.

Fixed assets consist of the following:

	December 31,	December 31,
	2022	2021

Computer equipment	$133,654	$133,654
Machinery	717,437	717,437
Leasehold improvements	166,252	166,252
Office furniture and equipment	71,292	71,292
Land improvements	7,270	7,270
Website development	2,500	2,500
Construction in process	2,408,986	2,408,986
Total fixed assets	3,507,391	3,507,391
Accumulated depreciation	(270,566)	(270,566)
Total fixed assets, net	$3,236,825	$3,236,825

Depreciation expense for the year ended December 31, 2022 was $129,693 compared to $129,693 for the year ended December 31, 2021.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(F) Deposits and other current assets

There were no such reclassifications during the year ended December 31, 2022 nor 2021.

(G) Accrued expenses

The Company’s accrued expenses consist of the following:

Schedule of Accrued Expenses
	December 31,	December 31,
	2022	2021
Accrued payroll and taxes	$—	$—
Accrued interest	312,409	312,409
Credit cards payable	177	177
Other accrued expenses	94,868	94,868
Total accrued expenses	$407,454	$407,454

(H) Accrued legal liabilities

The Company’s accrued legal liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Accrued consulting fees	$165,000	$165,000
Judgement payable	—	—
Accrued interest on judgement	—	—
Total accrued legal liability	$165,000	$165,000

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

The following are potentially dilutive shares not included in the loss per share computation:

	December 31,	December 31,
	2022	2021

Options	4,227,778	4,227,778
Warrants	138,191,666	138,191,666
Convertible shares	6,970,063	6,970,063
	149,389,507	149,389,507

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company issues various equities as compensation to consultants, employees, directors, and investors. The Company issued 2,419,546 restricted common shares, 21,025,000 restricted common stock warrants, and 1,277,778 common stock options as compensation with a total fair value of $5,137,261 for the year ended December 31, 2022.

The Company issued 2,419,546 restricted common shares, 21,025,000 restricted common stock warrants, and 1,277,778 common stock options as compensation with a total fair value of $5,137,261 for the year ended December 31, 2021.

As of December 31, 2022 and 2021, $102,559 and $102,559, respectively, of the fair value of the equity awards granted were recorded as prepaid expenses in the consolidated balance sheets to be recognized as equity-based compensation in subsequent periods.

For the years ended December 31, 2022 and 2021, total equity-based compensation expense amounted to $5,043,112 and $5,043,112.

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the years ended December 31, 2022 and 2021:

	2022	2021
Expected price volatility	144.79-148.70%	144.79-148.70%
Risk-free interest rate	0.78-1.26	0.78-1.26
Expected life in years	5	5
Dividend yield	—	—

(K) Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2022 and 2021 due to its history of net operating losses. The provision for income taxes was calculated as a result of the following (in thousands):

	December 31,
	2022	2021

Federal tax at statutory rate	$(3,460)	$(3,460)
State taxes, net of federal income tax benefit	—	—
Change of valuation allowance	1,333	1,333
Non-deductible loss on debt	1,416	1,416
True-ups	(84)	(84)
Non-deductible expenses and other	795	795
Provision for income tax	$—	$—

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,913	$5,913
Accruals and allowances	13	13
ROU liability amortization	202	202
Stock-based compensation	1,344	1,344
Total deferred tax assets	7,472	7,472
Valuation allowance	(7,472)	(7,472)
Total deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
ROU asset amortization	184	184
Depreciation	(101)	(101)
Total deferred tax liabilities	(285)	(285)
Valuation allowance	285	285
Total deferred tax liabilities net of valuation allowance	—	—
Net deferred tax assets	$—	$—

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Federal tax at statutory rate	(3,460)	21.00%
State taxes, net	—	0.00%
Non-deductible loss on debt	1,416	(8.60)%
Other permanent differences	795	(4.82)%
True-ups	(84)	0.51%
Change in Federal valuation allowance	1,333	(8.09)%
Total tax expenses	—	0.00%

As of December 31, 2022, the Company has a valuation allowance of approximately $7.1 million related to federal net operating loss (“NOL”) carryforwards of approximately $25.8 million

As of December 31, 2021, the Company has a valuation allowance of approximately $7.1 million related to federal net operating loss (“NOL”) carryforwards of approximately $25.8 million.

The amount of the valuation allowance represented an increase of approximately $1.0 million over the amount recorded as of December 31, 2021 and was due to the increase in net operating losses. If not utilized, federal net operating losses of $12.8 million may be carried forward indefinitely, and $13 million will expire at various times between 2031 and 2037. State net operating losses follow the federal tax laws for NOLs.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2022.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022 the Company vacated the lease and no further obligation is due. The Company’s headquarters were moved to 2660 NW 15 CT, Unit 108, Pompano Beach, FL 33069. As of this filing the Company has not entered into a lease agreement with the landlord.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2022, the weighted-average remaining lease term is 2.25 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the years ended December 31, 2022 and 2021, the Company expensed $428,270 and $428,270, respectively, for rent.

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $0 and $0 at December 31, 2022 and December 31, 2021, respectively.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Interest expense for the Company’s convertible notes payable was $161 and $161 for the years ended December 31, 2022 and December 31, 2021, respectively. Accrued interest for the Company’s convertible notes payable at December 31, 2022 and December 31, 2021 was $0 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $1,689,745 and $1,689,745 at December 31, 2022 and December 31, 2021, respectively.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On May 12, 2021, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable February 12, 2022. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 7,500,000 5-year common stock warrants with an exercise price of $0.35. The issuance of the warrants for the extension generated a loss on extinguishment of $1,874,705 for the fair value of the warrants issued. The note was not paid by its due date; as of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status

Update from FN above for Feb 2022

Interest expense for the Company’s convertible notes payable – related parties was $332,495 and $332,495 for the years ended December 31, 2022 and December 31, 2021, respectively.

Accrued interest for the Company’s convertible notes payable – related parties at December 31, 2022 and December 31, 2021 was $227,022 and $227,022, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

Notes payable totaled $466,762 and $466,762 at December 31, 2022 and December 31, 2021, respectively.

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

On March 31, 2022 and March 30, 2021, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.40% and last through March of 2023. The balance as of December 31, 2022 and 2021 was $6,015 and $6,015, respectively.

On February 25, 2021, the Company entered a promissory note agreement with its bank for $165,747 loan bearing an interest rate of 1.0% per annum. The loan was made pursuant to the Paycheck Protection Program under the Second Draw PPP Legislation after receiving confirmation from the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program Flexibility Act requires that the funds be used to maintain the current number of employees as well as cover payroll-related costs, monthly mortgage or rent payments and utilities and not more than 40% can be expended on non-payroll-related costs. The applicable maturity date will be the maturity date as established by the SBA. If the SBA does not establish a maturity date or range of allowable maturity dates, the term will be five years. The Company received forgiveness of the debt in July 2022. The balance as of December 31, 2022 was $0 and 2021 was $165,747.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable on October 2, 2023. The company also issued 2,000,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable on October 9, 2022. The company also issued 500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable on October 16, 2022. The company also issued 250,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable on October 16, 2022. The company also issued 200,000 common stock warrants at an exercise price of $0.25 per share expiring in 5 years. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

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

Interest expense for the Company’s notes payable was $44,600 and $44,600 for the years ended December 31, 2022 and 2021, respectively.

Accrued interest for the Company’s notes payable at December 31, 2022 and December 31, 2021 was $42,773 and $42,773, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaled $300,000 and $300,000 at December 31, 2022 and December 31, 2021, respectively.

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

On April 2, 2021, the Company issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

On April 2, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Add the NP RP 2022 here from above.

Interest expense for the Company’s notes payable – related party was $44,985 and $44,985 for the years ended December 31, 2022 and 2021, respectively.

Accrued interest for the Company’s notes payable at December 31, 2022 and December 31, 2021 was $42,614 and $42,614, respectively, and is included in accrued expenses on the consolidated balance sheets.

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

No commitments and contingencies to be disclosed for year end December 31, 2022.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company generated $37,116 in revenue for custom rebar products delivered under this contract for the year ended December 31, 2022 and $14,420 for the year ended December 31, 2021.

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Pursuant to this agreement, MEP was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period was available through specific clauses in the agreement, but the Company elected to not exercise this option. As of this filing the Company and MEP are no longer affiliated.

The Company generated $0 in revenue for custom rebar products delivered under this contract for the year ended December 31, 2022, and $31,141 for the year ended December 31, 2021.

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

The agreement is targeting multiple large projects in Costa Rica, to include the rebuilding of the Port of Limon, which Basanite has been specified. Pursuant to this agreement, CRBC was provided the ability to exercise options to purchase a total of 5,000,000 restricted common shares of the Company, over the 5 years from the supplier agreement effective date, tied to sales performance. This option shall automatically expire after the end of the option period. An extension period is available through specific clauses in the agreement. The Company has not generated revenue under this contract for the year ended December 31, 2022 or 2021.

NOTE 10 – STOCKHOLDERS’ DEFICIT

On April 16, 2020, an investor returned 1,300,000 shares of common stock previously issued as a loan commitment fee. See Note 5 for further information regarding the note payable.

On August 17, 2021, the Company conducted the closing of a private placement offering to accredited investors of the Company’s units at a price of $0.275 per unit, with each unit consisting of: (i) one share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one share of common stock at an exercise price of $0.33 per share (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of the Company, as defined in the offering agreements. In connection with the closing, the Company entered into definitive securities purchase agreements with 19 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant A to purchase up to an aggregate of 19,398,144 shares of common stock, and Warrant B to purchase up to an aggregate of 19,398,144 shares of Common Stock (for an aggregate of 38,796,288 Warrant Shares), for aggregate gross proceeds to the Company of approximately $5,334,490. Costs of the offering in the amount of $611,603 were charge to additional paid in capital. The Company also accrued the amount of $386,759 as liquidated damages due to the investors in the Company’s August 2021 private placement, such liquidated damages being related to the Company’s failure to timely file a registration statement on Form S-1 for an underwritten public offering and concurrent listing of the Common Stock on a national exchange.

During the year ended December 31, 2022, the Company issued a total 0 restricted common shares in exchange for $0 in net cash proceeds.

During the year ended December 31, 2021, the Company issued a total 20,583,813 restricted common shares in exchange for $5,034,079 in net cash proceeds.

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

		Weighted
	Total Options	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Balance at January 1, 2020	5,042,500	$0.40	$—
Cancelled	(500,000)	(0.25)
Balance at December 31, 2020	4,542,500	$0.41	$—
Issued	1,277,778	0.27
Cancelled	(1,592,500)	0.53
Balance at December 31, 2021	4,227,778	$0.33	$19,500

Options exercisable and outstanding at December 31, 2021 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	3,227,778	2.2	$0.26	$19,500
$0.51 - $1.00	1,000,000	0.25	$0.55	—
	4,227,778			$19,500

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at January 1, 2020	29,849,761	$0.23	$1,956,750
Granted	17,180,957	0.31
Exercised	(7,110,340)	0.09
Cancelled	(1,000,000)	0.4
Balance at December 31, 2020	38,920,378	$0.27	$2,973,660
Granted	100,271,288	0.29
Exercised	(1,000,000)	0.12
Balance at December 31, 2021	138,191,666	$0.29	$3,824,750

Warrants exercisable and outstanding at December 31, 2021 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	135,701,123	4.01	$0.28	$3,824,750
$0.51 - $1.00	2,490,543	1.10	$0.60	—
	138,191,666			$3,824,750

BASANITE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

NOTE 12 – SUBSEQUENT EVENTS

Thomas Richmond Services Agreement

On April 6, 2023, the Board of Directors appointed Mr. Richmond and entered into an Employment Services Agreement to serve as the Acting Interim Chief Executive Officer of the Company. The terms of Richmond’s employment with the Company and his job description are provided for in an Employment Agreement, dated April 6, 2023, between the Company and Richmond.

Michael Giorgio Services Agreement

On April 6, 2023, the Board of Directors appointed Mr. Giorgio and entered into an Employment Services Agreement to serve as the Chief Growth Officer of the Company. The terms of Giorgio’s employment with the Company and his job description are provided for in an Employment Agreement, dated April 6, 2023, between the Company and Giorgio.

