Form 10-K/A
period 2022-12-31
BASANITE, INC.
filed 2023-05-16
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

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

On May 15, 2023, the issuer had 257,156,796 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A(this “Form 10-K/A") amends and restates certain items noted below in the Annual Report on Form 10-K of Basanite Inc. (the “Company”) for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission on April 17, 2023 (the “Original Filing”).

This Form 10-K/A also amends all sections previously referring to Cherry Bekaert LLP which were erroneously included Original Filing. The Original Filing presented unaudited financial statements without the consent of Cherry Bekaert LLP.

This Form 10-K/A amends the Original Filing to reflect the correction of an error in the previously reported fiscal year 2022 financial statements. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

• Selected Financial Data

• Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Financial Statements and Supplementary Data

• Exhibits and Financial Statement Schedules

This Form 10-K/A also amends Part I, Item 1 - Business - Executive Officers of the Company to reflect the current executive officers of the Company In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

SUMMARY OF RISK FACTORS

Investing in our common stock is highly speculative and involves a significant degree of risk. You should carefully consider the risks and uncertainties discussed under the section titled “Risk Factors” elsewhere in this Annual Report before making a decision to invest in our common stock. Certain of the key risks we face include, without limitation:

•	We have a history of operating losses and may never achieve significant revenues or cash flow positive or profitable results of operations.

•	We have a limited operating history and we have incurred net losses in the past and expect to incur additional losses in the future.

•	There is substantial doubt about our ability to continue as a going concern.

•	We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

•	We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We are seeking to raise an estimated 5 million dollars of private and /or public financing. We may not be able to obtain additional capital on commercially reasonable terms, if at all, which could adversely affect our liquidity and financial position.

•	We have identified material weaknesses in our internal control over financial reporting.

•	We expect to derive a substantial portion of our future revenue from sales of BasaFlex and other BFRP products, which leaves us reliant on the commercial viability of such products.

•	We may be unable to produce BasaFlex and other BFRP products as the Company has exited its previous Pompano Beach facility on December 31, 2022, but are currently engaged in searching for a new facility to host its operational and manufacturing activities.

•	We currently have very limited employee resources as all but two employees remain active in their employment with the Company.

•	We may be unable to develop the manufacturing capability and infrastructure necessary to achieve the potential sales growth.

iii

•	Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

•	Our sales and marketing efforts may not be successful.

•	We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

•	Our independent directors and executive officers have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

•	We compete with larger, more established companies, and our size and stage of development creates a significant risk for us in our ability to compete.

•	Our inability to comply with numerous regulatory requirements that govern our industry could harm our business.

•	We are dependent on the availability of basalt fiber and other raw materials.

•	Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

•	Changes in the global, national, and local economic environment impacting the construction industry may lead to declines in the construction industry and the demand for our products by our customers.

•	Volatility in prices for raw materials may materially, adversely impact our prices.

•	There may be legacy issues (including potential liabilities) arising from or associated with prior management and prior business operations, including potential litigation.

•	There is a risk that we may not be able to consummate our contemplated private and/or public financing..

•	Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

•	The holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

iv

•	The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 35.11% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

•	The number of shares of our common stock issuable upon the exercise outstanding warrants and options is substantial.

•	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

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

Based on this trial, we are planning a two-phase plant expansion, eventually including a total of 10 of these new machines. Our goal, subject to raising sufficient funding, of about 5 million dollars is to have the first set of five of the new machines installed and be operational by the end of the third quarter of 2023, and to install and have operational five more, along with additional custom manufacturing equipment, by the third quarter of 2024 providing sales dictate. This would create the opportunity for BI to ultimately reach our production level target for the new facility by the close of 2024.

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

We currently have very little limited cash resources as all of our fundraising in the last year have been expended on operating our business. We will thus require substantial additional capital estimated at 5 million dollars to fund the anticipated growth and expansion of our business and to pursue targeted revenue opportunities. Due to many factors, including the early stage of our business and the lack of liquidity in our publicly traded stock, as well as other uncertainties, we have had difficulties in raising necessary capital and there is a material risk that we will be unable to raise additional capital on acceptable terms, or at all. Even if we are presented with opportunities to raise additional capital, we do not know ahead of time the terms of any such capital raising. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities, including securities convertible into or exercisable for shares of our common stock. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of convertible or non-convertible indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations and liquidity. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition and require us to significantly curtail or terminate our operations.

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

We may be unable to repay our outstanding secured indebtedness, which is past due, which could further strain our allocation of limited cash resources or force us to declare bankruptcy.

We currently owe approximately $2,144,357,695 plus $107,218 of accrued interest under a 20% Secured Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald J. LoRicco, Sr. This note matured on February 12, 2023, and as of the date of this Annual Report, no event of default has been called by the note holder.

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

We substantially rely on the efforts of our current senior management, including Jackie Placeres, our Interim Acting Chief Financial Officer. Our business would be impeded or harmed if we were to lose his services. In addition, we currently need to fill key officer and other positions, such a permanent Chief Financial Officer. if we are unable to attract, train and retain highly skilled finance, accounting, technical, managerial, manufacturing, product development, sales, and marketing personnel, we may be at a competitive disadvantage and unable to increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business.

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

In addition, socioeconomic and political events beyond our control could lead to a shortage of basalt or volatility in the prices for basalt. The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our secondary supplier, UWF/Kamenny Vek. While we are managing through this particular challenge, similar or worse shortages of, or volatility in the price of, basalt could adversely affect our business and results of operations.

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

Our company has been in operation since 2006 and as a public company since 2009. During this time, our company has entered and exited several businesses and has undergone three name changes. Current management has only been engaged since with our company since 2021, and in that time has had to address several legacy issues which arose under our previous management, including the 2021 settlement of the lawsuit with Raw Energy, and the resolution of the judgment awarded to the California State Teachers Retirement System and Eagle Supply Products, among others. As such, we face the risk that all prior issues and resulting potential liabilities have not been identified, resolved, or accounted for, and if we are required to addresses any new issues as they arise, our management may become distracted from fulfilling our business objectives and we may be faced with unforeseen costs, expenses and liabilities which could damage our reputation and adversely impact our results of operations.

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

Under the terms of our August 2021 Private Placement, we are required to conduct a new public offering (“Re-IPO”) whereby we will seek to raise additional funding in a registered underwritten offering and concurrently list our common stock on a national securities exchange. We are presently in default of our obligations under the terms of the August 2021 Private Placement to file a registration statement for the Re-IPO, and are accruing liquidated damages as a result to the investors in the August 2021 Private Placement, which we may not have the cash resources to pay. Moreover, investors are cautioned that the Re-IPO may not take for any number of reasons, many of which are beyond our control. You should not invest in our company in reliance on the fact that the Re-IPO will take place. If the Re-IPO does not occur, our common stock would still be quoted on the OTCQB Market, but your opportunity for liquidity in your common stock would be significantly limited.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

We may issue a significant number of shares of common stock upon conversion of outstanding convertible notes, or upon exercise of warrants, including the Warrant As and Warrant Bs issued in our August 2021 Private Placement and our early 2022 private placement. As of the date of this Annual Report, approximately 153,681,049 shares of common stock are reserved for issuance under our outstanding convertible notes, options, and warrants. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock, and could make it more difficult for us to raise funds in the future through private or public offerings of our securities.

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

At the date of this Annual Report, we have an outstanding 20% secured promissory note in the aggregate principal amount of $2,144,357, convertible at the option of the principal holder (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) into shares of our common stock at a price per share equal to $0.275. If this note is converted into shares of common stock, our issued and outstanding shares would increase. In the event a market for our common stock develops, to the extent that the holder of this note converts such note, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that the holder converts such note and then sell the underlying shares of common stock in the open market, our common stock price may decrease.

The principal holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

The principal holder of the $2,144,357 convertible note mentioned above (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) is party to a security agreement with us granting such holder a secured interest in all of our assets. In addition, our agreements with this principal note holder contain a negative covenant explicitly requiring such holder’s consent in order for us to incur any debt or issue of any equity securities. The interests of such debt holder are senior to the rights of our common stockholders and may impede our ability to obtain new financing. Furthermore, such holder’s interest may not coincide with the interests of other stockholders, and such holder may become subject to conflicts of interest given its affiliation with one of our directors. These conflicts may not be resolved in favor of our common stockholders.

On September 15, 2022, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $2,144,357 bearing an interest rate of 20% per annum and fully payable February 12, 2023. The amended principal of $1,689,746 and accrued interest of $464,612 calculated as of the date of amendment and restatement determined the principal amount of the new note. No additional consideration was provided. As of this filing no entry of default has been provided to the company. The company fully expects an extension of the terms to be completed.

The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 38.40% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

As of the date of this Annual Report, our principal stockholders, officers, and directors beneficially owned approximately 38.4% of our common stock. As a result, our principal stockholders, officers, and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

Market Information and Number of Stockholders

Our common stock is listed on the OTCQB Market under the symbol “BASA” And it trades on a limited basis. The following table sets forth the range of high and low closing sales prices of our Common Stock for the last two fiscal years.

Quarters Ended	High	Low
March 31, 2021	$0.25	$0.23
June 30, 2021	$0.67	$0.38
September 30, 2021	$0.38	$0.27
December 31, 2021	$0.26	$0.25
March 31, 2022	$0.18	$0.17
June 30, 2022	$0.12	$0.11
September 30, 2022	$0.13	$0.10
December 31, 2022	$0.05	$0.03

The closing sales price on April 28, 2023, was $0.06 per share . All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown, or commissions.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934 may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate public information disclosed. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their shares without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

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

On February 7, 2022 pursuant to a private placement of Common Stock the Company issued 4,242,424 five-year, immediately exercisable warrants to purchase one share of Common Stock at $0.33 per share. See note 8. On March 25, 2022, the Company issued warrants to its Chief Executive Officer pursuant to an employment agreement: (i) five-year warrants to purchase 1,000,000 shares of Common Stock at a price of $0.33 per share and an issuance date fair value of $166,823, vesting immediately. The additional 1,000,000 warrants provided within the agreement for Mr. Kay expired and were not issued in relation to his resignation in November of 2022.

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

On November 22, 2021, we issued 101,364 shares of common stock to Capital Events Management, an affiliate of Integrous Communications, at a grant date fair value of $0.275 per share or $28,875. The grant date fair value was determined pursuant to the existing Integrous contract. This amount was charged to stock-based compensation during the year ended December 31, 2021.

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

Material Factors Impacting Our Operations

COVID-19

The pandemic caused by the novel coronavirus (known as “COVID-19”) and governmental and other efforts to curb the spread of the pandemic had caused great disruption to the U.S. national and international economies. We were adversely impacted by COVID-19 in that we were required to temporarily suspend operations during 2020 due to necessary quarantines, and the impact of COVID-19 on the construction industry we service has been significant. Government mandated shutdowns and other measures held less of an impact on our business during 2021 and 2022, although we did have personnel absent for periods during both years due to COVID-19. Moreover, the continued prevalence of COVID-19 or outbreaks of new variants thereof disrupted our supply chain, as well as our own operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elected not to come to work due to illness affecting others in our office or plant, or due to additional necessary quarantines. COVID-19 also impacted members of our Board of Directors as well as key providers of services to us, which adversely impacted the management of our affairs. Additionally, as the COVID-19 pandemic continue to develop, we may be required to continue to spend time and resources in monitoring and adhering to government regulations that impact both our company and our customers and potential customers as necessary, which could also adversely impact our business and results of operations. We continue to monitor our operations and applicable government recommendations and requirements.

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

Results of Operations

Revenue  – We had $1,356,165 of revenues as a result of sales of finished goods sold for the year ended December 31, 2022, compared to $193,194 in the prior year. While the increase in revenue in the year over year periods was material due to our ability to sell some BasaFlex™ product in 2022, overall revenues have been minimal due to our lack of funding and as a result our continuing shift in focus to the scaling of production and inventory during both periods.

Cost of goods sold  – During the year ended December 31, 2022, we had cost of sales of $2,025,926 compared to $1,970,604 in the prior year. During 2022 we began our production activities -- first activities were to build test articles for two sets of independent lab tests, and then the commencement of building finished goods inventory. Most of the cost of goods sold is related to inventory valuation, not to sales. However, we lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace.

Operating Expenses

Selling, general, and administrative expenses  – During the year ended December 31, 2022, selling, general, and administrative were $3,554,396 compared to $8,018,152in the prior year. The primary components of selling, general, and administrative expenses were as follows:

•	Stock based compensation – During the year ended December 31, 2022, stock based compensation was $509,413 compared to $1,135,139 in the prior year. During the year ended December 31,2022, we also issued warrants with an aggregate fair value of $371,539 to consultants, and options to directors with a fair value of $166,823.

•	Payroll and payroll taxes – During the year ended December 31, 2022, payroll and payroll taxes were $885,662 compared to $1,153,540 in the prior year. We retained a total of 4 employees at the period end December 31, 2022, as compared to 23 employees at the close of the December 31, 2021 period.

•	Professional fees – During the year ended December 31, 2022, professional fees were $465,332 compared to $775,004 in the prior year. The decrease was primarily due to the reduction in activities with regard to legal and compliance fess in relation to fundraising activities in the prior year.

•	Consulting Fees – During the year ended December 31, 2022, consulting fees were $415,420 compared to $544,560 in the prior year. The decrease was due to consulting agreements conversions with our prior Chief Executive Officer and President, Simon Kay to salaried employee.

•	Facilities and related costs – During the year ended December 31, 2022, costs related to our facilities were $45,274 compared to $36,852. These costs consisted primarily of rent in the amount of $34,840 and utilities in the amount of $10,434. The decrease was because the majority of rent and utilities expense was charged to cost of goods sold in the previous year.

•	Investor relations – During the year ended December 31, 2022, investor relations costs were $120,238 compared to $148,517 in the prior year. The decrease was due to decreased capital markets activities during the current year.

•	Depreciation and amortization – During the year ended December 31, 2022, depreciation and amortization was $8,406 compared to $8,560 in the prior year. The decrease was because the majority of depreciation expense was charged to cost of goods sold in the current year.

Other Income (Expenses)

Gain on settlement of legal contingency  - During year ended December 31, 2022, we had a gain of $0 on the settlement of legal contingencies, as compared to the prior year December 31, 2021, we had a gain of $409,127 on the settlement of legal contingencies.

Miscellaneous income  - During the year ended December 31, 2022, miscellaneous income was $30 compared to $0 in the prior year.

Loss on extinguishment of debt  - During the year ended December 31, 2022, we had a loss of $0 compared to $6,743,015 in the prior year. The decrease in loss is due to the settlement of various long-standing debts for warrants which exceeded the value of the debt from the prior year. No comparable activities were found in the current year.

Loan forgiveness  - During the year ended December 31, 2022, we had loan forgiveness income of $170,095 compared to $124,143 in the prior year. The increase was due to the forgiveness of a loan from the U.S. Small Business Administration under the Paycheck Protection Program.

Interest expense - During the year ended December 31, 2022, interest expense was $512,162 compared to $512,418 in the prior year. The decrease is primarily due a decrease in the principal amount of debt outstanding during current period.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and generated negative cash flows in operations. As of December 31, 2022, we had an accumulated deficit of $54,093,010. At December 31, 2022, we had cash of $30,340 compared to $109,514 at December 31, 2021, and as of the date of this Annual Report, we have minimal cash on hand, and any funds we can presently raise (either from revenue generating operations or through investment) are rapidly consumed.

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

Furthermore, we currently owe approximately $2,144,357 plus $107,218 of accrued interest under a 20% Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald LoRicco. This note matured on February 12, 2023, and as of the date of this Annual Report, no event of default has been called by the note holder. In addition, in April 2022, we entered into six simple Promissory Notes with certain related parties and their associates for total proceeds $605,000. These notes each carried a 12-month term at 18% simple interest, and are now due or about to come due. The accumulated interest under these notes is currently approximately $121,933. Given our limited cash resources at this time, we have been unable to repay this indebtedness. While we may seek to extend the maturity dates of this indebtedness, we may be unsuccessful in doing so. If all or any of these note holders elect to call an event of default under these notes, we may have increased difficulty raising additional funds and we could be forced into bankruptcy.

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

Notwithstanding proceeds from the sale of our common stock in early 2022, current working capital and projected sales revenue are insufficient to maintain our current operations. In order to scale up our manufacturing operations and reach the level of sales revenue sufficient to provide positive cash flow, we require funding of about 5 million dollars for both our expansion plan and our operating deficit through the scaling period. We will attempt to raise this capital through third party financing, including a private placement and/or public offering of our securities as well as bridge loan arrangements. We cannot provide any assurances that the required capital will be obtained or if financing is available, that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured, and our business might fail.

Cash Flows

Net cash used in operating activities amounted to $2,830,650 and $4,507,418 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we received $271,885 net cash for investing activities compared to $2,346,483 used in the prior fiscal year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine, for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

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

During the year ended December 31, 2022, we had $1,300,532 net cash provided by financing activities compared to $6,703,910 in the prior year. Sale of common stock shares for $649,951 from the issuance of convertible and short-term notes payable, including from related parties; less $605,000 of principal repayments on notes and convertible notes, including to related parties, provided the net cash during the year ended December 31, 2022.

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

Name	Age	Position
Thomas Richmond	65	Acting Interim Chief Executive Officer & President
Frederick H. Tingberg, Jr.	64	Chief Technology Officer & Director
Jackie Placeres	42	Acting Interim Chief Financial Officer
Ronald J. LoRicco, Sr.	58	Chairman of the Board
Paul M. Sallarulo	66	Director
Adam Falkoff	55	Director
Manuel A. Rodriguez	61	Director
Sergio Salani	48	Director

Biographical Summaries of Directors and Executive Officers

The following are biographical summaries of the experience of our directors and executive officers:

Thomas Richmond, 64, Mr. Richmond served as President of The Little Tikes Company and EVP of MGA Entertainment from September of 2008 until May of 2014. From September of 2014 until January of 2017 Mr. Richmond served as Executive Chairman of Dutchland Plastics. From May of 2014 until present he is an investor and operating partner in CPI Products as well as a consultant and Board Advisor to Semco Plastics which was sold to Tank Holdings in May of 2022. Mr. Richmond is the former EVP of MGA Entertainment and President of The Little Tikes Company, a $500 million multi-national retailer, manufacturer and marketer of high-quality, innovative children’s products. At The Little Tikes Company, Mr. Richmond is credited with resurrecting The Little Tikes Company from a distressed asset previously owned by Rubbermaid into a profitable $500 million global branded products company with a formidable e-commerce business. Mr. Richmond is a graduate of Columbia University (Master of Science), New Jersey Institute of Technology (Mechanical Engineering), and New York University (Executive MBA courses). Additionally, he attended the US Army War College Staff and strategic planning session, General Electric Management Development Institute, Advanced statistics, Enterprise resource planning, and Various other Professional enhancement programs.

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

Mike Giorgi, age 48, is an accomplished and entrepreneurial technology founder and product visionary with extensive experience in directing business development, operations, strategic planning, and profit and loss oversight. Mr. Giorgi has experience as an executive and operations leader with a prior history   of increasing sales for both B2B and B2C-based organizations. He is an analytical, decisive, and results-oriented leader who champions the diversification of market channels and spearheads operational improvements to drive productivity and slash costs. Mr. Giorgi’s professional experience spans over two decades, with notable accomplishments in each role. At Luminance Brands, Mr. Giorgi served from 1999 to 2023 as President & CEO, where he oversaw the manufacturing of 16,000 SKUs in China, a distribution center in Houston, a showroom in Dallas, warehouses in New York and California, and a corporate headquarters in Ohio that employed 150 staff. He maintained profit and loss (P&L) responsibility for a $67M business, orchestrated a corporate headquarters relocation project from California to Ohio that reduced footprint and generated more than $2M in annual cost savings while streamlining daily operations. Under his leadership, the company grew sales 70% year over year from 2020 to 2022 and secured a licensing deal with Kathy Ireland Worldwide, generating additional revenue. He also applied his background in Internet of Things to develop connected lighting products that brought the company into the technology sector, earning market share and driving sales growth. Prior to Luminance Brands, Mr. Giorgi founded Magnum Innovations in 2010, where he conceptualized and filed 12 patents, with six approved and six pending. Magnum focused on the design, development, and US-based manufacturing of innovative, self-powered wireless lighting and building control products serving the commercial market; included hardware and Software as a Service (SaaS) based offerings. Under his leadership from 2010 to 2019, Magnum Innovations secured funds through private money and a capital raise with United Technologies and grew into a profitable company with 24 employees. He also led product development for innovative services, including Internet of Things (, building automation, and wireless sensors, gaining market share and recognition as a cutting-edge company. Before Magnum Innovations, Mr. Giorgi worked at Magnum Steel & Trading from 1999 to 2008, where he oversaw logistics and supply chain for four reroll mills across the United States, nurturing strategic partnerships with Norfolk Southern and CSX to secure on-time deliveries and safeguard production. He contributed to strategic planning and organizational decision-making in concert with executive leadership, aiding the growth of the company from $80M to $250M in annual revenue during his tenure. Mr. Giorgi holds progress towards a Bachelor of Business Administration (BBA) in International Business from Kent State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2022.

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

Employment Agreement with Thomas Richmond

We entered into an employment agreement, dated April 6, 2023, with Thomas Richmond to serve as our Acting Interim Chief Executive Officer. Thomas Richmond has been appointed as the acting Chief Executive Officer of Basanite as an independent contractor until August 31, 2023. The company will pay him a monthly salary of $12,500 and he will also receive one million shares of restricted common stock and five warrants to purchase four million shares of common stock, exercisable at $.045 per share. Richmond will not be entitled to health, hospitalization, or other insurance or participation in a 401(k) plan during the trial period. The parties agree to negotiate a possible long-term employment agreement during the period of the final three months of the term of this Agreement. This Agreement supersedes all previous agreements and can only be amended in writing. The Agreement is governed by the internal laws of the State of Florida, and any dispute arising out of this Agreement shall be resolved in the federal and state courts located in the State of Florida, County of Broward.

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

On November 14, 2022 the Company was provided notice of his resignation and the Board of Directors accepted. Mr. Kay’s anniversary shares with respect to his employment agreement were not issued pursuant to the terms of the agreement, no further compensation or consideration was offered. Mr. Kay is not associated with our company.

Employment Agreement with Jackie Placeres

None.

Employment Agreement with Frederick H. Tingberg, Jr.

None.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control, to any of our executive officers or key employees.

How Compensation for our Directors and Executive Officers was Determined

During 2022, our previous Acting Chief Executive Officer, Simon Kay, was compensated pursuant to a consulting agreement and then later an Employment Agreement; and our former Chief Operating Officer, David Anderson, was compensated per his employment agreement. Our former Chief Financial Officer, Chief Financial Officer, was compensated as an at-will employee. Our current Acting Interim Chief Financial Officer is compensated as an at-will employee. These agreements or offers were negotiated and approved by our Board of Directors.

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

	Number of Shares Beneficially Owned	Percentage of Shares Outstanding (1)

Named Executive Officers and Directors:
Thomas Richmond (7)	1,000,000	*
Ronald J. LoRicco, Sr. (2)	60,915,912	22.16%
Paul Sallarulo (3)	7,334,493	2.83%
Adam Falkoff (4)	500,000	*
Frederick Tingberg Jr.(5)	1,851,781	*
Manuel A. Rodriguez (6)	20,616,060	7.42%
All executive officers and directors as a group (7 persons)	106,871,460	38.79%

 ———————

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date of this Annual Report, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes shares held by RVRM Holdings, Inc., First New Haven Mortgage Company, LLC and LoRi Co., which are controlled by our director, Ronald J. LoRicco, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share, 397,269 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 11,250,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.20 per share, and 5,625,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.35 per share. In addition, an entity related to Mr. LoRicco currently holds a $1.6 million secured convertible note that does not have a stated conversion rate, but cannot convert for any less than $0.01 per share.

(3)	Includes shares currently held by Mr. Sallarulo in addition to 250,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share and 1,500,000 shares of common stock issuable upon exercise of common stock warrants exercisable at $0.20 per share.
(4)	Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options held by Mr. Falkoff exercisable at $0.25 per share.
(5)	Includes shares currently held by Mr. Tingberg including 1,212,121 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share.
(6)	Includes shares currently held by Mr. Rodriguez in addition to 20,606,060 shares issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share, 20,000,000 of which are held by U.S. Supplies, Inc., an entity controlled by Mr. Rodriguez.
(7)	Includes a vested warrant shares currently held by Mr. Richmond to purchase 1,000,000 shares of common stock at $0.12 per share

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a party to any related party transaction, including transaction in which:

•	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years, and
•	A director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

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

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Hudgens CPA, PLLC , as well as the fees charged for such services. In its review of non-audit service and its appointment of Hudgens CPA, PLLC, our independent registered public accounting firm for the year end 2022, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Hudgens CPA, PLLCwere approved by our Audit Committee.

For the year end 2021 through third quarter of 2022 Cherry Bekaert, LLP served as our auditor of record. On November 16, 2022 the Company and Cherry Bekaert, LLP ended their agreement for services rendered.

The following table shows the fees for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees (1)	$180,267	$135,543
Tax Fees	$—	$—
All Other Fees (2)	$54,240	$15,500

———————

(1)	Fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the Audit respective years.
(2)	All other fees – these fees relate to the consent fee for the filing of our comparative financial statements for the previous year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith	Previously Filed	To be Filed by Amendment
2.1	Agreement and Plan of Merger, dated December 11, 2018, between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
2.2	Articles of Merger, dated December 12, 2018	8-K	12/12/18	3.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.7	Amended and Restated Bylaws	8-K	8/18/21	3.1
4.1	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
4.2	Common Stock Warrant for 5,000,000 shares to David L. Anderson	8-K	3/12/19	4.1
4.3	Form of Common Stock Warrant issued in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
4.4	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated February 12, 2021	8-K	2/19/21	4.1
4.5	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated May 12, 2021	10-Q	5/17/21	4.2
4.6	Form of Warrant A issued in the August 2021 Private Placement	10-Q	8/23/21	4.1
4.7	Form of Warrant B issued in the August 2021 Private Placement	10-Q	8/23/21	4.2
4.8	Strategic Partner Warrant, dated December 10, 2021, issued to U.S. Supplies, Inc.	8-K	12/13/21	4.1
4.9	Warrant issued to Simon R. Kay, dated March 25, 2022	8-K	3/31/22	4.1
10.1	Commercial Lease Agreement between Basanite Industries LLC and CAMTON, LLC	8-K	1/31/19	10.1
10.2	Consulting Agreement with Simon R. Kay dated January 13, 2020 and related Statement of Work, amended as of September 16, 2020 +
10.3	Exclusive Supplier Agreement with MEP Consulting Engineers, Inc.	8-K	7/31/20	10.1

10.4	Form of 20% Secured Convertible Promissory Note dated August 3, 2020	8-K/A	8/10/20	10.1
10.5	Security Agreement dated August 3, 2020, relating to 20% Secured Convertible Promissory Note	8-K/A	8/10/20	10.2
10.6	Form of Amended and Restated 20% Secured Promissory Note, dated February 12, 2021	8-K	2/19/21	10.1
10.7	Form of Amended and Restated 20% Secured Promissory Note, dated May 12, 2021	10-Q	5/17/21	10.2
10.8	Form of Securities Purchase Agreement, dated August 17, 2021	10-Q	8/23/21	10.1
10.9	Form of Placement Agent Agreement between the Company and Aegis Capital Corp., dated August 17, 2021	10-Q	8/23/21	10.2
10.10	Form of Director Offer Letter, dated December 10, 2021, for Manuel A. Rodriguez and Frederick H. Tingberg, Jr.	8-K	12/13/21	10.1
10.11	Distribution Agreement between the Company and U.S. Supplies, Inc. dated December 10, 2021 *
10.12	Exclusive Supplier Agreement between the Company and Concrete Products of The Palm Beaches, Inc., dated December 10, 2021. *
10.13	Form of Transition Services Agreement, dated January 20, 2022 between the Company and Simon R. Kay	8-K	1/26/22	10.1
10.14	Employment Agreement dated March 25, 2022 for Simon R. Kay	8-K	3/31/22	10.1
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company	10-K	3/31/21	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1	Certification Pursuant to Section 1350				X
32.2	Certification Pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

Date: May 16, 2023

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Richmond	Acting Interim Chief Executive Officer	May 16, 2023
Thomas Richmond

/s/ Jackie Placeres	Acting Interim Chief Financial Officer	May 16, 2023
Jackie Placeres

/s/ Ronald J. LoRicco, Sr.	Chairman of the Board	May 16, 2023
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	May 16, 2023
Paul M. Sallarulo

/s/ Manuel A. Rodriguez	Director	May 16, 2023
Manuel A. Rodriguez

/s/ Frederick H. Tingberg Jr.	Director	May 16, 2023
Frederick H. Tingberg Jr.

/s/ Adam S. Falkoff	Director	May 16, 2023
Adam S. Falkoff

/s/ Sergio Salani	Director	May 16, 2023
Sergio Salani

INDEX TO FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Basanite, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Basanite, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and cash flows for year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there are no critical audit matters.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2022.

Houston, Texas

May 16, 2023

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basanite, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Basanite, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We served as the Company’s auditor from 2019 to 2022.

Fort Lauderdale, Florida

April 15, 2022

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$30,340	$109,514
Accounts receivable, net	67,960	7,817
Inventory	—	714,655
Prepaid expenses	137,370	127,806
Deposits and other current assets	—	265,553
TOTAL CURRENT ASSETS	235,670	1,225,345

Lease right-of-use asset	153,270	749,116
Fixed assets, net	530,238	3,236,825
TOTAL NON CURRENT ASSETS	683,508	3,985,941

TOTAL ASSETS	$919,178	$5,211,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,713,045	$1,175,682
Accrued expenses	438,870	407,454
Accrued legal liability	165,000	165,000
Notes payable	304,243	466,762
Notes payable - related party	605,000	300,000
Notes payable - convertible - related party, net	2,144,357	1,689,745
Due to shareholders	505,000	—
Subscription liability	1,300,000	—
Lease liability - current portion	93,186	325,339
TOTAL CURRENT LIABILITIES	7,268,701	4,529,982

Lease liability - net of current portion	(56,915)	499,546

TOTAL LIABILITIES	7,325,616	5,029,528

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 251,884,069 and 248,840,144 shares issued and outstanding, respectively	253,218	248,842
Additional paid-in capital	47,433,354	46,054,126
Accumulated deficit	(54,093,010)	(46,121,210)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(6,406,438)	181,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$919,178	$5,211,286

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2022	2021
Revenue
Products sales - rebar	$1,356,165	$193,194

Total cost of goods sold	2,025,926	1,970,604

Gross (loss) profit	(669,761)	(1,777,410)

OPERATING EXPENSES
Selling, general, and administrative expenses	3,585,955	8,018,152
Total operating expenses	3,585,955	8,018,152

NET LOSS FROM OPERATIONS	(7,255,716)	(9,795,562)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	409,127
Liquidated Damages	(426,759)	—
Gain on settlement of lease liabilities	52,712	39,902
Miscellaneous income	30	—
Loss on extinguishment of debt	—	(6,743,015)
Loan forgiveness	170,095	124,143
Interest expense	(512,162)	(512,418)
Total other income (expense)	(716,084)	(6,682,261)

LOSS FROM CONTINUING OPERATIONS	(7,971,800)	(16,477,823)

NET LOSS	$(7,971,800)	$(16,477,823)

Net loss per share - basic	$(0.031)	$(0.070)
Net loss per share - diluted	$(0.031)	$(0.070)

Weighted average number of shares outstanding - basic	251,488,656	235,473,411
Weighted average number of shares outstanding - diluted	251,488,656	235,473,411

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2022	—	$—	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758
Warrants and options exercised for cash	—	—	1,833,333	1,833	223,167	—	225,000
Stock-based compensation	—	—	422,713	422	297,320	—	297,742
Stock issued for cash	—	—	2,121,212	2,121	647,470	—	649,591
Warrants issued to management	—	—	—	—	211,271	—	211,271
Net loss	—	—	—	—	—	(7,971,800)	(7,971,800)
Balance December 31, 2022	—	$—	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2021	—	$—	224,836,785	$224,838	$28,714,488	$(29,643,387)	$(704,061)
Warrants exercised for cash	—	—	1,000,000	1,000	122,500	—	123,500
Stock-based compensation	—	—	2,419,546	2,420	1,226,868	—	1,229,288
Warrants issued to related party	—	—	—	—	3,907,973	—	3,907,973
Stock issued for cash	—	—	20,583,813	20,584	5,034,079	—	5,054,663
Warrants issued for extinguishment of debt	—	—	—	—	7,048,218	—	7,048,218
Net loss	—	—	—	—	—	(16,477,823)	(16,477,823)
Balance December 31, 2022	—	$—	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,971,800)	$(16,477,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization, operating lease	333,203	255,051
Depreciation	100,670	129,693
Gain on settlement of legal contingency	—	(409,127)
Gain on settlement of payable	—	(39,902)
Loss on impairment of equipment and deposits	2,599,585	—
Gain on settlement of lease liability	(52,712)	—
Bad debt expense	454,534	—
Gain on extinguishment of debt	—	6,743,015
Loan forgiveness	(170,096)	(124,143)
Stock-based compensation	509,013	1,135,139
Warrants issued to related party	—	3,907,973
Changes in operating assets and liabilities:
Prepaid expenses	(9,564)	7,938
Inventory	714,655	(268,080)
Accounts receivable	(514,677)	(5,910)
Deposits and other current assets	—	(189,558)
Accounts payable and accrued expenses	1,030,968	1,137,108
Subscription liability	—	(40,000)
Due to shareholders	505,000	—
Lease liability	(359,429)	(268,792)
Net cash used in operating activities	(2,830,650)	(4,507,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(178,115)	(2,346,483)
Proceeds from sale of equipment	450,000	—
Net cash used in investing activities	271,885	(2,346,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	649,591	5,178,163
Proceeds from exercise of warrants and options	225,000	—
Proceeds from convertible notes payable and convertible notes payable related party	—	500,000
Proceeds from subscription liability	1,300,000	—
Repayment of convertible notes payable and convertible notes payable related party	—	(35,000)
Proceeds from notes payable and notes payable related parties	305,000	1,621,247
Repayment of notes payable and notes payable related parties	—	(560,500)
Net cash provided by financing activities	2,479,591	6,703,910

NET (DECREASE) INCREASE IN CASH	(79,174)	(149,991)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,514	259,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$341,438	$109,514

(Continued)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the year ended
	December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$45,031	$26,663

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan and accrued interest	$—	$124,143
Issuance of warrants for services and options as compensation	$—	$4,437,686
Initial recognition of leases	$187,326	$—
Conversion of accrued interest to convertible notes	$454,612	$—
Conversion of convertible notes payable into equity	$—	$2,610,005
Conversion of note payable in exchange for warrants	$—	$300,000

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

The Company’s wholly owned subsidiary created in 2018, Basanite Industries, LLC (“BI”) manufactures BasaFlex™, a basalt fiber reinforced polymer rebar. BFRP rebar is a stronger, lighter, sustainable, non-conductive and non-corrosive alternative for traditional steel rebar and wire mesh. BI previously leased a fully permitted and Underwriters Laboratories (“UL”) approved 36,900 square foot facility located in Pompano Beach, Florida, equipped with five customized Pultrusion machines. Each machine had two linear production lines (a total capacity of 10 manufacturing lines). BI’s operations team is currently in the processes of searching for and optimizing and scaling the manufacturing plant to produce 11,000 to 17,000 linear feet of BFRP rebar per line, per day, depending on the product mix. BI’s own fully equipped test lab is utilized to evaluate, validate and verify each product’s performance attributes.

The company does not hold inventory at this time for sale, has no current facilities for operations but is actively seeking funding through debt equity to restart operations and searching for a new location in which to operate full manufacturing activities.

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

(B) Liquidity and Management Plans – Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2022 and 2021, respectively, the Company reported:

•	an accumulated deficit of approximately $54.1 million and $46.1 million;
•	a working capital deficiency of approximately $7 million and $3.3 million; and
•	cash used in operations of approximately $2.8 million and $4.5 million.

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company's products; including the general and administrative expenses associated with the organization.

At December 31, 2022, the Company had cash of $30,340 compared to $109,514 at December 31, 2021.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists primarily of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. An impairment charge due to cost basis in excess of fair market value in the amount of $0 was recorded during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded a loss related to obsolete inventory in the amount of $1,535,356.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

(E) Fixed assets

Fixed assets are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are computed using a straight-line method over the following estimated useful lives:

Computer equipment	3 years
Machinery	7 years
Leasehold improvements	15 years or lease term
Office furniture and equipment	5 years
Land improvements	15 years
Website development	3 years

Maintenance and repairs are charged to expenses as incurred, and improvements to leased facilities and equipment are capitalized.

Fixed assets consist of the following:

	December 31,	December 31,
	2022	2021

Computer equipment	$203,193	$133,654
Machinery	728,245	717,437
Leasehold improvements	—	166,252
Office furniture and equipment	—	71,292
Land improvements	—	7,270
Website development	—	2,500
Construction in process	—	2,408,986
Total fixed assets	931,438	3,507,391
Accumulated depreciation	(4,012,001)	(270,566)
Total fixed assets, net	$5,202,387	$3,236,825

Depreciation expense for the year ended December 31, 2022 was $7,911 compared to $129,693 for the year ended December 31, 2021.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2022, the Company determined that the construction in process related to the custom machines should be fully impaired due to the uncertainty as to if or when the machines would be received. The Company recognized an impairment of these assets in the amount of $2,599,585 in operating expenses for the year ended December 31, 2022.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(F) Deposits and other current assets

None.

(G) Accrued expenses

The Company’s accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Accrued payroll and taxes	$22,847	$—
Accrued interest	340,521	312,409
Credit cards payable	—	177
Other accrued expenses	775,502	94,868
Total accrued expenses	$438,870	$407,454

(H) Accrued legal liabilities

The Company’s accrued legal liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Accrued legal fees	$165,000	$165,000
Total accrued legal liability	$165,000	$165,000

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

The following are potentially dilutive shares not included in the loss per share computation:

	December 31,	December 31,
	2022	2021

Options	1,477,778	4,227,778
Warrants	139,555,757	138,191,666
Convertible shares	8,016,068	6,970,063
	148,003,598	149,389,507

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company issues various equities as compensation to consultants, employees, directors, and investors. The Company issued 8,316,652 restricted common shares, 11,303,030 restricted common stock warrants, and 0 common stock options as compensation with a total fair value of $1,783,284 for the year ended December 31, 2022.

The Company issued 2,419,546 restricted common shares, 21,025,000 restricted common stock warrants, and 1,277,778 common stock options as compensation with a total fair value of $5,137,261 for the year ended December 31, 2021.

As of December 31, 2022 and 2021, $0 and $102,559, respectively, of the fair value of the equity awards granted were recorded as prepaid expenses in the consolidated balance sheets to be recognized as equity-based compensation in subsequent periods.

For the years ended December 31, 2022 and 2021, total equity-based compensation expense amounted to $509,013 and $5,043,112.

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the years ended December 31, 2022 and 2021:

	2022	2021
Expected price volatility	162.12-167.20%	144.79-148.70%
Risk-free interest rate	0.78-1.26	0.78-1.26
Expected life in years	5	5
Dividend yield	—	—

(K) Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2022 and 2021 due to its history of net operating losses. The provision for income taxes was calculated as a result of the following (in thousands).

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$7,587	$5,913
Accruals and allowances	454	13
ROU liability amortization	359	202
Stock-based compensation	1,344	1,344
Total deferred tax assets	8,909	7,472
Valuation allowance	(8,909)	(7,472)
Total deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
ROU asset amortization	(333)	(184)
Depreciation	(101)	(101)
Total deferred tax liabilities	(434)	(285)
Valuation allowance	434	285
Total deferred tax liabilities net of valuation allowance	—	—
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company has a valuation allowance of approximately $8.9 million related to federal net operating loss (“NOL”) carryforwards of approximately $62.6 million

As of December 31, 2021, the Company has a valuation allowance of approximately $7.5 million related to federal net operating loss (“NOL”) carryforwards of approximately $53.6 million.

The amount of the valuation allowance represented an increase of approximately $1.4 million over the amount recorded as of December 31, 2022 and was due to the increase in net operating losses. If not utilized, federal net operating losses of $27.4 million may be carried forward indefinitely, and $26.2 million will expire at various times between 2031 and 2037. State net operating losses follow the federal tax laws for NOLs.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2022, the weighted-average remaining lease term is 5.15 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the years ended December 31, 2022 and 2021, the Company expensed $424,593 and $428,270, respectively, for rent.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Interest expense for the Company’s convertible notes payable was $10 and $161 for the years ended December 31, 2022 and December 31, 2021, respectively. Accrued interest for the Company’s convertible notes payable at December 31, 2022 and December 31, 2021 was $0 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $2,144,357 and $1,689,745 at December 31, 2022 and December 31, 2021, respectively.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On May 12, 2021, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $1,689,746 bearing an interest rate of 20% per annum and fully payable February 12, 2022. The original principal of $1,610,005 and accrued interest of $79,742 calculated as of the date of amendment and restatement determined the principal amount of the new note. In consideration of the additional advance and the extension of the maturity date of the original note, the Company issued to the noteholders 7,500,000 5-year common stock warrants with an exercise price of $0.35. The issuance of the warrants for the extension generated a loss on extinguishment of $1,874,705 for the fair value of the warrants issued. The note was not paid by its due date; as of the date of this filing, the noteholder has not issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status

On September 15, 2022, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $2,144,357  bearing an interest rate of 20% per annum and fully payable February 12, 2023. The amended principal of $1,689,746 and accrued interest of $454,612 calculated as of the date of amendment and restatement determined the principal amount of the new note. No additional consideration was provided.

Interest expense for the Company’s convertible notes payable – related parties was $107,218 and $332,495 for the years ended December 31, 2022 and December 31, 2021, respectively.

Accrued interest for the Company’s convertible notes payable – related parties at December 31, 2022 and December 31, 2021 was $107,218 and $227,022, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

Notes payable totaled $605,000 and $466,762 at December 31, 2022 and December 31, 2021, respectively.

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

On March 31, 2022 and March 30, 2021, the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.40% and last through March of 2023. The balance as of December 31, 2022 and 2021 was $5,200 and $6,015, respectively.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Interest expense for the Company’s notes payable was $122 and $44,600 for the years ended December 31, 2022 and 2021, respectively.

Accrued interest for the Company’s notes payable at December 31, 2022 and December 31, 2021 was $63,310 and $42,773, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaled $605,000 and $300,000 at December 31, 2022 and December 31, 2021, respectively.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Interest expense for the Company’s notes payable – related party was $121,932 and $44,985 for the years ended December 31, 2022 and 2021, respectively.

Accrued interest for the Company’s notes payable at December 31, 2022 and December 31, 2021 was $121,932 and $42,614, respectively, and is included in accrued expenses on the consolidated balance sheets.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

UMC Technologies, LLC

On December 12, 2022, the Company entered into an Exclusive Supplier Agreement with UMC Technologies, LLC. (“UMC”). UMC agreed to utilize the Company as its exclusive supplier for all Company products, and the Company has granted CRBC exclusive distribution rights of the Company’s products in Romania, Republic of Turkey, Chile, Bolivia, and Paraguay. Furthermore, UMC has key relationships that could be a source of additional customers for the Company in other territories with no geographic restrictions.

The agreement is targeting multiple large projects in Europe and South America which Basanite has been specified. The Company has not generated revenue under this contract for the year ended December 31, 2022.

NOTE 10 – STOCKHOLDERS’ DEFICIT

On August 17, 2021, the Company conducted the closing of a private placement offering to accredited investors of the Company’s units at a price of $0.275 per unit, with each unit consisting of: (i) one share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one share of common stock at an exercise price of $0.33 per share (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of the Company, as defined in the offering agreements. In connection with the closing, the Company entered into definitive securities purchase agreements with 19 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant A to purchase up to an aggregate of 19,398,144 shares of common stock, and Warrant B to purchase up to an aggregate of 19,398,144 shares of Common Stock (for an aggregate of 38,796,288 Warrant Shares), for aggregate gross proceeds to the Company of approximately $5,334,490. Costs of the offering in the amount of $611,603 were charge to additional paid in capital. As of December 31, 2022 the Company also accrued the amount of $386,759 as liquidated damages due to the investors in the Company’s August 2021 private placement, such liquidated damages being related to the Company’s failure to timely file a registration statement on Form S-1 for an underwritten public offering and concurrent listing of the Common Stock on a national exchange.

During the year ended December 31, 2022, the Company issued a total 2,121,212 restricted common shares in exchange for $649,591 in net cash proceeds.

During the year ended December 31, 2021, the Company issued a total 20,583,813 restricted common shares in exchange for $5,034,079 in net cash proceeds.

The Company raised $1,300,000 pursuant to a private placement of Common Stock and exercise of warrants in 2022 – this amount is carried on the balance sheet as a current liability as of December 31, 2022 because the shares have not been issued to the investors.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

		Weighted
	Total Options	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Balance at January 1, 2021	4,542,500	$0.33	$—
Cancelled	(314,722)	(0.27)
Balance at December 31, 2021	4,227,778	$0.33	$—
Issued	—	0.27
Exercised	(750,000)	0.25
Cancelled	(2,000,000)	0.35
Balance at December 31, 2022	1,477,778	$0.33	$798

Options exercisable and outstanding at December 31, 2021 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	1,477,778	3.3	$0.33	$6,798
$0.51 - $1.00	—	0.27	—	—
	1,477,778			$6,798

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2021	38,920,378	$0.27	$2,973,660
Granted	100,271,288	0.29	—
Exercised	(1,000,000)	0.12
Cancelled	—	—
Balance at January 1, 2021	138,191,666	$0.29	$3,824,750
Granted	7,242,424	0.29	—
Exercised	(1,333,333)	0.29
Cancelled	(3,545,000)	—
Balance at December 31, 2022	139,555,757	$0.29	$150,667

Warrants exercisable and outstanding at December 31, 2022 are as follows:

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	139,555,757	3.37	$0.29	$150,667
$0.51 - $1.00	139,555,757	—	—	—
	139,555,757			$150,667

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

