Form 10-Q
period 2023-03-31
BASANITE, INC.
filed 2023-05-23
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

2660 NW 15th Court, Unit 108, Pompano Beach, Florida 33069

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of May 19, 2023
Common Stock, $0.001 par value per share	257,156,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022

CURRENT ASSETS
Cash	$30,703	$30,340
Accounts receivable, net	68,202	67,960
Prepaid expenses	111,034	137,370
TOTAL CURRENT ASSETS	209,939	235,670

Lease right-of-use asset, financing	127,289	153,270
Fixed assets, net	498,174	530,238
TOTAL NON–CURRENT ASSETS	625,463	683,508

TOTAL ASSETS	835,402	$919,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,853,361	$1,713,045
Accrued expenses	556,563	438,870
Accrued legal liability	165,000	165,000
Subscription liability	1,300,000	1,300,000
Notes payable	299,458	304,243
Notes payable - related party	695,000	605,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Due to shareholders	505,000	505,000
Lease liability - current portion	94,530	93,186
TOTAL CURRENT LIABILITIES	7,613,269	7,268,701

Lease liability - net of current portion	32,759	56,915

TOTAL LIABILITIES	7,646,028	7,325,616

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 253,217,402 and 253,217,402 shares issued and outstanding, respectively	253,218	253,218
Additional paid-in capital	47,497,620	47,433,354
Accumulated deficit	(54,561,464)	(54,093,010)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(6,810,626)	(6,406,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$835,402	$919,178

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2023	2022
Revenue
Products sales	$115,118	$258,289
Total cost of goods sold	19,751	585,811

Gross (loss) profit	95,367	(357,522)

OPERATING EXPENSES
Sales, general, and administrative	434,784	1,047,378
Total operating expenses	434,784	1,047,378

NET LOSS FROM OPERATIONS	(339,417)	(1,374,900)

OTHER INCOME (EXPENSE)
Interest expense	(129,037)	(145,761)
Total other income (expense)	(129,037)	(145,761)

NET LOSS	$(468,454)	$(1,520,661)

Net loss per share –
Basic	$(0.002)	$(0.006)
Diluted	$(0.002)	$(0.006)

Weighted average number of shares outstanding –
Basic	253,217,402	250,183,512
Diluted	253,217,402	250,183,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance January 1, 2022	—	$—	248,840,144	$248,842	46,054,126	(46,121,210)	$181,758

Stock issued in private placement offering, net of cost of $50,409	—	—	2,121,212	2,121	647,470	—	649,591
Stock issued for exercise options	—	—	500,000	500	124,500	—	125,000
Stock issued to service provider	—	—	300,000	300	57,600	—	57,900
Warrants issued to management	—	—	—	—	169,565	—	169,565
Net loss	—	—	—	—	—	(1,520,661)	(1,520,661)

Balance March 31, 2022	—	$—	251,761,356	$251,763	47,053,261	(47,641,871)	$(336,847)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2023	—	$—	253,217,402	$253,218	$47,433,354	$(52,642,392)	$(6,406,438)
Stock based compensation	—	—	—	—	64,266	—	—
Net loss	—	—	—	—	—	(468,454)	(2,299,422)

Balance March 31, 2023	—	$—	253,217,402	$253,218	$47,497,620	$(54,561,464)	$(6,810,626)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(468,454)	$(1,520,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	25,981	70,313
Depreciation	32,064	33,583
Stock-based compensation	64,226	229,223
Changes in operating assets and liabilities:
Prepaid expenses	26,336	8,551
Inventory	—	161,990
Accounts receivable	(242)	(19,998)
Deposits and other current assets	—	11,929
Accounts payable and accrued expenses	258,009	770,746
Subscription liability	—	400,000
Lease liability	(22,812)	(74,510)
Net cash used in operating activities	(84,852)	71,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(713,863)
Net cash used in investing activities	—	(713,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	—	649,591
Proceeds from exercise of stock options	—	125,000
Proceeds from notes payable and notes payable related party	90,000	—
Repayments of notes payable and notes payable related party	(4,785)	—
Net cash provided by financing activities	85,215	774,591

NET INCREASE IN CASH	363	131,894

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,340	109,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	30,703	$241,408

Supplemental cash flow information:
Cash paid for interest	—	$—
Forgiveness of Paycheck Protection Program loan and accrued interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	—	$57,900

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2023, and December 31, 2022, respectively, the Company reported:

•	an accumulated deficit of $54,561,464 and $54,093,010;

•	a working capital deficiency of $8,028,793 and $7,033,031; and

•	cash used in operations of $84,852 and $71,166

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase in the quarter ended March 31, 2021, and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. While the Company expects to expand its manufacturing capacity during 2023, based on our current limited manufacturing capacity there is no guarantee that orders will actually be received or that orders, if received, can be properly fulfilled.

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

At March 31, 2023, the Company had cash of $30,703 compared to $30,340 at December 31, 2022. During the quarter ended March 31, 2023, cash on hand was increased due to cash received from the receipt of cash from Directors whom loaned the company funds in order to pay for services engaged by the company and payroll liabilities.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the three months ended March 31, 2023 and 2022, respectively:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2022	2021
Expected price volatility	176.23%	145.76%
Risk-free interest rate	5.63	2.55
Expected life in years	5	5
Dividend yield	—	—

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The Company had no inventory as of March 31, 2023 and December 31, 2022.

(E) Fixed assets

Fixed assets consist of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Computer equipment	$224,473	$224,473
Machinery	728,245	728,245
Leasehold improvements	—	—
Office furniture and equipment	763	763
Land improvements	—	—
Website development	2,500	2,500
Construction in process	—	—
	943,701	943,701
Accumulated depreciation	(346,527)	(404,463)
	$498,174	$530,238

Depreciation expense for the three months ended March 31, 2023 was $32,064 compared to $33,583 for the three months ended March 31, 2022.

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

The following are potentially dilutive shares not included in the loss per share computation:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Options	1,477,778	1,477,778
Warrants	135,435,757	139,555,757
Convertible securities	8,016,068	8,016,068
Total	144,929,573	149,049,573

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant. The Company recognized $64,226 in stock-based compensation during the three months ended March 31, 2023.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation. During the three months ended March 31, 2023 and 2022, the Company incurred shipping and handling costs in the amount of $6,340 and $8,355, respectively.

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

On December 31, 2022 the Company vacated the lease, as of this filing the Company has not entered into a new commercial lease for a manufacturing facility. The Company is actively engaged in a nation-wide search to secure a manufacturing facility.

For the three months ended March 31, 2023 and 2022, the Company expensed $0 and 107,116, respectively for rent.

NOTE 4 – NOTES PAYABLE

Notes payable totaled $299,458 and $304,243 for March 31, 2023, and December 31, 2022, respectively.

On March 31, 2022 the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.40% and last through March of 2023. The balance as of March 31, 2023 and December 31, 2022 $0 and $3,245, respectively.

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

During the three months ended March 31, 2022, the Company made principal payments in the amount of $0 on notes payable.

Interest expense for the Company’s notes payable for the three months ended March 31, 2022 was $17,051 compared to $15,807 for the three months ended March 31, 2021.

Accrued interest for the Company’s notes payable on March 31, 2023 and December 31, 2022 was $112,812 and $99,886, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $695,000 March 31, 2022 and $605,000 December 31, 2021, respectively.

On April 2, 2021, the Company issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date.. On April 2, 2022, the due date of this note was extended to October 31, 2022. As of the date of this report, the note has not been called.

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

NOTE 5 – NOTES PAYABLE – RELATED PARTY -- (CONTINUED)

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

On February 14, 2023 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 20% per annum and payable February 14, 2024.

On February 24, 2023 the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable February 24, 2024.

Interest expense for the Company’s notes payable – related party for the three months ended March 31, 2023 and 2022 was $23,599 and $15,560, respectively. Accrued interest for the Company’s notes payable - related party on March 31, 2022, and December 31, 2022, was $139,900 and $116,300, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on March 31, 2023, and December 31, 2022.

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

Interest expense for the Company’s convertible notes payable – related parties for the three months ended March 31, 2023, was $107,218 compared to $97,445 for the three months ended March 31, 2022.

Accrued interest for the Company’s convertible notes payable – related parties on March 31, 2023 and December 31, 2022, was $237,085 and $129,867, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

No activity for the period ended March 31, 2023.

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2022	4,227,778	0.33	$—
Issued	(20,000,000	0.35	—
Cancelled / Expired	(750,000)	0.25	—
Balance at December 31, 2022	1,477,778	$0.33	$6,898
Exercised	—	0.27	—
Cancelled / Expired	—	0.27	—
Balance at March 31, 2023	1,477,778	$0.27	$—

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – OPTIONS AND WARRANTS – (CONTINUED)

Options exercisable and outstanding at March 31, 2023 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	1,477,778	2.83	$0.27	—

During the three months ended March 31, 2023, options to acquire 500,000 shares of Common Stock at a price of $0.25 per share were exercised. See note 8.

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2022	138,191,666	$0.29	$3,824,750
Granted	7,242,424	0.29	—
Exercised	(1,333,333)	0.29	—
Cancelled	3,545,000
Balance at December 31, 2022	139,555,757	$0.29	$150,667
Granted	—	0.29	—
Balance at March 31, 2023	139,555,757	$0.29	$150,667

Warrants exercisable and outstanding at March 31, 2023 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	139,555,757	3.46	$0.29	$150,667
$0.51 - $1.00	—	0.85	$0.60	—
	139,555,757			$150,667

NOTE 10 – SUBSEQUENT EVENTS

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

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2023 and 2022, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2022 and filed with the SEC on May 16, 2023.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors and other disclosures contained in our Annual Report on Form 10-K for the period ended December 31, 2022.

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

During the past year, we have designed, developed, and prototyped a next generation Pultrusion manufacturing system we call BasaMax™. This new system has been designed in two versions, a quad-line system (for smaller bar sizes) and a dual-line system (for larger bar sizes), which not only have double the manufacturing capacity of the current machines, but they also run faster and they fit it the same manufacturing floorspace. We currently have five of these new BasaMax pultrusion machines on order: three quad-line machines and two dual-line machines. We expect to have these new machines in place during the third quarter of 2023. With the introduction of this new equipment and the establishment of our planned two-shift operations, our maximum manufacturing capacity for BasaFlex™ rebar will increase to approximately 128,000 linear feet per working day (on a two-shift basis).

Importantly, BI’s own fully equipped Test Lab is utilized to evaluate, validate, and verify each raw material and each batch of completed BasaFlex™ product, ensuring our finished goods meet the required specifications and performance attributes. We are also developing a new process specifically for manufacturing BasaFlex™ shapes (hoops; angles and stirrups) which we call BasaLinks™, which includes developing a next generation pultrusion system as part of this process. We expect our first BasaLinks system to be in place and operational during the second quarter of 2024.

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

Results of Operations

Revenue: We had revenue of $115,118 from sales of finished goods for the three months ended March 31, 2023, compared to $258,289 in the prior year. While the decrease in revenue in the year over year periods was relatively significant due to our constraints and limited working capital. We continued our efforts to scale our production capacity, increase our sales, and grow finished goods inventory during the period.

Cost of goods sold: During the three months ended March 31, 2023, we had cost of sales of $19,751 compared to $585,811 in the prior year. We began our production activities in late 2021. The first activities were to build test articles for two sets of independent lab tests, and then the commencement of building finished goods inventory. However, we lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace in the first quarter of 2022.

Sales, General, and Administrating Expenses: During the three months ended March 31, 2022, selling, general, and administrative were $429,714 compared to $1,047,378 in the prior year. The primary components of selling, general, and administrative expenses were as follows:

Payroll and related costs: During the three months ended March 31, 2023, payroll and related costs were $124,793 compared to $253,421 in the prior period. The decrease was due to the reduction of staff over the third and fourth quarter of 2022. The Company expects to return to a fully staffed operation by year end 2023.

Stock based compensation: During the three months ended March 31, 2023, stock-based compensation was $64,266 compared to $229,223 in the prior period. The decrease is due to a reduction in operational engagement of service providers..

Consulting fees: During the three months ended March 31, 2023, consulting fees were $49,615 compared to $$185,351 in the prior period. The Company utilized financial consultants in the current period in connection with its equity financing.

Product testing cost: During the three months ended March 31, 2023, product testing costs were $67,556 compared to $138,605 in the prior period. During the current period, the Company recorded the cost of annual testing services with the University of Miami and University of Sherbrooke.

Legal fees: During the three months ended March 31, 2022, legal fees were $6,155 compared to $32,280 in the prior period. Legal fees decreased primarily due a no ongoing matters in the current period.

Accounting and audit fees: During the three months ended March 31, 2023 accounting and audit fees were $22,155 compared to $67,763 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of March 31, 2023, we had an accumulated deficit of $55,006,079. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding proceeds from the sale of our securities, a recent related party equipment lease transaction and warrant and option exercises in 2022 and 2023, current working capital is very limited and our projected sales revenue (together with our limited working capital) are presently insufficient to maintain our current operations. In order to grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our expansion plans (which includes the finalization of our current manufacturing expansion plans and potential investments in other manufacturing facilities, as well as increased headcount necessary to operate our manufacturing at planned capacity) as well as our significant operating deficit while we seeking to scale our manufacturing capability, secure orders from known potential customers and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and uplist to a national exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure required capital (whether through an underwritten uplist financing or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

Cash Flows

Net cash provided by (used in) operating activities amounted to $1,859,981 and 71,166 for the three months ended March 31, 2023 and 2022, respectively. The increase in net cash provided by (used in) operating activities was primarily a result of an increase in accounts payable in the amount of $1,853,361 during the three months ended March 31, 2023 compared to $1,713,045 in the prior period.

During the three months ended March 31, 2022, we used $900,000 net cash for investing activities compared to $713,863 used in the same period in the prior fiscal year. The increase is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine, for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment.

We do not believe that our cash on hand as of March 31, 2023, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

Our management, under the supervision and with the participation of our Chief Executive Officer (who also serves as Acting Interim Chief Financial Officer) and our Controller, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through March 31, 2023.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023.

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

Date: May 22, 2023

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

