Form 10-Q
period 2023-06-30
BASANITE, INC.
filed 2023-08-14
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of August 14, 2023

Common Stock, $0.001 par value per share	259,156,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited )
ASSETS

CURRENT ASSETS
Cash	$31,919	$30,340
Accounts receivable, net	49,942	67,960
Prepaid expenses	98,068	137,370
TOTAL CURRENT ASSETS	179,929	235,670

Lease right-of-use asset	104,178	153,270
Fixed assets, net	466,195	530,238
TOTAL NON CURRENT ASSETS	570,373	683,508

TOTAL ASSETS	$750,302	$919,178

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$1,777,783	$1,713,045
Accrued expenses	744,461	438,870
Accrued legal liability	165,000	165,000
Subscription liability	—	1,300,000
Notes payable	295,000	304,243
Notes payable - related party	1,165,000	605,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Due to shareholders	485,000	505,000
Lease liability –current portion	95,928	93,186
TOTAL CURRENT LIABILITIES	7,170,984	7,268,701

Lease liability –net of current portion	8,250	56,915

TOTAL LIABILITIES	7,179,234	7,325,616

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 257,156,796 and 253,217,402 shares issued and outstanding, respectively	257,157	253,218
Additional paid-in capital	48,793,681	47,433,354
Accumulated deficit	(55,181,315)	(54,093,010)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(6,130,477)	(6,406,438)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$750,302	$919,178

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Products sales – rebar	$153,406	$288,050	$268,524	$546,339

Total cost of goods sold	93,832	611,163	113,583	1,196,974

Gross (loss)	59,574	(323,113)	154,941	(650,635)

OPERATING EXPENSES
Sales, general, and administrative	535,355	1,035,717	970,139	2,083,095
Total operating expenses	535,355	1,035,717	970,139	2,083,095

NET LOSS FROM OPERATIONS	(475,781)	(1,358,830)	(815,198)	(2,733,730)

OTHER INCOME (EXPENSE)
Liquidated damages – loan commitment	—	(403,643)	—	(426,759)
Interest expense	(144,070)	(181,589)	(273,107)	(304,234)
Total other income (expense)	(144,070)	(585,232)	(273,107)	(730,993)

NET LOSS	$(619,851)	$(1,944,062)	$(1,088,305)	$(3,464,723)

Net loss per share – basic & diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding – diluted & diluted	251,488,656	251,800,462	253,884,069	250,996,454

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance January 1, 2023	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)
Stock-based compensation	—	—	64,266	—	64,266
Net loss	—	—	—	(468,454)	$(468,454)

Balance June 30, 2023	253,217,402	$253,218	47,497,620	$(54,561,464)	$(6,810,626)

Stock issued for cash	3,939,394	3,939	1,269,061	—	1,300,000
Net loss	—	—	—	(619,851)	(619,851)

Balance June 30, 2023	257,156,796	$257,157	$48,793,681	$(55,181,315)	$(6,130,477)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

					Total
					Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance January 1, 2022	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758

Stock issued for cash, net of costs of $50,409	2,121,212	2,121	647,470	—	649,591
Stock issued for exercise of warrants	500,000	500	124,500	—	125,000
Stock issued to service provider	300,000	300	57,600	—	57,900
Warrants issued to management	—	—	169,565	—	169,565
Net loss	—	—	—	(1,520,661)	(1,520,661)

Balance June 30, 2022	251,761,356	$251,763	$47,053,261	$(47,641,871)	$(336,847)

Shares issued to related party for services	122,713	122	18,162	—	18,284
Vesting of warrants issued to management	—	—	41,706	—	41,706
Warrants issued to Related Party for services provided	—	—	64,264	—	64,264
Net loss	—	—	—	(1,944,062)	(1,944,062)
Balance June 30, 2022	251,884,069	251,885	47,177,393	(49,585,933)	$(2,156,655)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,088,305)	$(3,464,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	49,092	143,495
Lease right-of-use asset accretion, related party	—	(1,050)
Depreciation and amortization	64,043	67,165
Stock-based compensation	506,149	426,856
Changes in operating assets and liabilities:
Prepaid expenses	39,302	(18,383)
Inventory	—	396,683
Accounts receivable	18,018	(16,439)
Deposits and other current assets	—	12,117
Accounts payable and accrued expenses	370,329	1,227,774
Subscription liability	—	1,300,000
Lease liability, operating leases	(45,923)	(155,024)
Net cash used in operating activities	(529,178)	(81,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(742,832)
Net cash used in investing activities	—	(742,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lease liability, financing lease – related party	—	851
Proceeds from sale of common stock, net of costs	—	649,591
Proceeds from exercise of stock options	—	125,000
Proceeds from notes payable and notes payable related party	560,000	—
Repayments of notes payable and notes payable related party	(29,243)	—
Net cash provided by financing activities	530,757	773,740

NET INCREASE (DECREASE) IN CASH	1,579	(50,621)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,340	109,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,919	$58,893

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Forgiveness of Paycheck Protection Program loan and accrued interest	$—	$—

Supplemental disclosure of non cash investing and financing activities:
Common stock issued for services	$—	$57,900
Issuance of warrants for services	$—	$64,264
Shares issued for subscription liability	$1,300,000	$—
Accounts payable paid by financing lease, related party	$—	$450,000

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2023, and December 31, 2022, respectively, the Company reported:

·	an accumulated deficit of $55,181,315 and $54,093,010;

·	a working capital deficiency of $6,692,600 and $7,033,031; and

·	cash used in operations of $529,178 and $81,529.

Losses have principally occurred as a result of the substantial resources required for product research and development, establishment and upgrading of our manufacturing facility and equipment, and for certification, government approval and marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase during the first half of 2023 (including the quarter ended June 30, 2023), and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™ and BasaMix ™ products. We also spent time and resources during the first half of 2023 in introducing our products to, and receiving approvals and certifications from, various county and local government agencies to have our products used in such agencies’ construction projects.

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

At June 30, 2023, the Company had cash of $31,919 compared to $30,340 at December 31, 2022.

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

The Company’s inventory at June 30, 2023 and December 31, 2022 was comprised zero .

	June 30,	December 31,
	2023	2022
Finished Good	$—	$—
Work in process	—	—
Raw material	—	—
Total Inventory	$—	$—

(E) Fixed assets

Fixed assets consist of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Computer equipment	$203,193	$203,193
Machinery	728,245	728,245
	931,438	931,438
Accumulated depreciation	(465,243)	(401,162)
	$466,195	$530,238

Depreciation expense for the three and six months ended June 30, 2023, was $31,979 and $64,043, respectively; depreciation expense for the three months and six months ended June 30, 2022, was $33,493 and $66,751, respectively.

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

The following are potentially dilutive shares not included in the loss per share computation:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Options	1,477,778	1,477,778
Warrants	135,435,757	139,555,757
Convertible securities	8,016,068	8,016,068
Total	144,929,603	149,949,603

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

For the three months ended June 30, 2023 and 2022, the Company expensed $0 and 107,116, respectively for rent.

For the six months ended June 30, 2022, and 2021, the Company expensed $0 and $220,863, respectively for rent.

NOTE 4 – NOTES PAYABLE

Notes payable totaled $295,000 and $304,243 on June 30, 2023, and December 31, 2023, respectively.

On June 30, 2023 the Company entered financing arrangements to finance the insurance premiums for its liability coverage. The financings have an interest rate of 9.40% and last through March of 2024. The balance as of June 30, 2023 and December 31, 2022 $6,075 and $3,245, respectively.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to April 2, 2024.

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

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable on October 16, 2022. The Company also issued a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.25 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has issued a formal demand for payment and the Company is in negotiations with the noteholder to remedy the past-due status.

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

During the three and six months ended June 30, 2023, the Company made principal payments in the amount of $0 on notes payable.

Interest expense for the Company’s notes payable for the three and six months ended June 30, 2023 was $17,051 and $34,102, respectively, compared to $16,493 and $32,300 for the three and six months ended June 30, 2022, respectively.

Accrued interest for the Company’s notes payable on June 30, 2022 and December 31, 2021 was $130,055 and $99,886, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $1,165,000 June 30, 2022 and $605,000 December 31, 2022, respectively.

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

On April 2, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. On April 2, 2022, the due date of this note was extended to April 2, 2024.

On July 15, 2022 the Company issued a promissory note to a board member in exchange for $20,000 bearing an interest rate of 20% per annum and payable on July 15, 2023.

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

On April 12, 2023 the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable April 11, 2024.

On April 28, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable April 27, 2024.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

 On May 12, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable May 11, 2024.

On June 5, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable June 4, 2023.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2022 was $16,365 and $32,015, respectively. Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2021, was $0 and $13,335, respectively.

Accrued interest for the Company’s notes payable - related party on June 30, 2023, and December 31, 2022, was $181,259 and $116,300, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on June 30,, 2023, and December 31, 2022.

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

Interest expense for the Company’s convertible notes payable – related parties for the three and six months ended June 30, 2023, was $107,218 and 344,902, respectively, compared to $102,398 and 199,843, respectively, for the three and six months ended June 30, 2022.

        Accrued interest for the Company’s convertible notes payable – related parties on June 30, 2022, and December 31, 2023, was $344,303 and $129,867, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the 3 months ended June 30, 2023, the Company issued 3,939,394 shares at $0.33 per share from subscription liabilities of $1,300,000 for cash that was received in a prior period.

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2022	4,227,778	$0.33	$—
Issued	(20,000,000)	0.35	—
Cancelled / Expired	(750,000)	0.25	—
Balance at December 31, 2022	1,477,778	$0.33	$6,798
Exercised	—	0.27	—
Cancelled / Expired	—	0.27	—
Balance at June 30, 2023	1,477,778	$0.27	$—
Cancelled / Expired	—	0.27	—
Balance at June 30, 2023	1,477,778	$0.27	$—

Options exercisable and outstanding at June 30, 2023 are as follows:

Range of		Weighted Average	Weighted
Contractual	Number	Remaining	Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	1,727,778	2.831	$0.27	—

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

		Weighted
		Average	Aggregate
	Total Warrants	Exercise Price	Intrinsic Value

Balance at January 1, 2022	138,191,666	$0.29	$2,973,660
Granted	7,242,424	0.29	—
Exercised	(1,333,333)	0.29	—
Cancelled	3,545,000	0.29	—
Balance at December 31, 2022	139,555,757	$0.29	$3,824,750
Granted	—	0.29	—
Balance at June 30, 2023	139,555,757	$0.29	$1,147,100
Granted	—	0.29	—
Expired - cancelled	(3,220,000)	0.29	—
Balance at June 30, 2023	132,215,757	0.29	$150,667

Warrants exercisable and outstanding at June 30, 2023 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	132,142,714	3.53	$0.29	$150,667
$0.51 - $1.00	73,043	1.00	$0.60	—
	141,889,090			$150,667

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

On July 31, 2023, the Board of Directors extended Mr. Richmond’s Engagement through December 31, 2023 at a rate of $33,333 per month. ..Mr.Richmond received Options to purchase 4 million shares exercisable at $.045 per share over a period of 5 years.

Michael Giorgio Services Agreement

On April 6, 2023, the Board of Directors appointed Mr. Giorgio and entered into an Employment Services Agreement to serve as the Chief Growth Officer of the Company. The terms of Giorgio’s employment with the Company and his job description are provided for in an Employment Agreement, dated April 6, 2023, between the Company and Giorgio.

On July 15th, 2023, the Board of Directors elected to conclude the engagement by providing Mr. Giorgi written notice of the exit of the agreement.

Frederick Berndt Services Agreement

On July 19th, 2023 the Board of Directors elected to conclude the engagement with Frederick Berndt as the capital market consultant.

Aaron Capital Inc Services Agreement

On July 28th, 2023 the Board of Directors elected to engage Aaron Capital to assist in fundraising and private capital investments.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the six months ended June 30, 2023 and 2022, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2022 and filed with the SEC on May 16, 2023.

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

Results of Operations for the Three and Six Months Ended June 30, 2023, and 2022

Revenue: We had revenue of $153,406 from sales of finished goods for the three months ended June 30, 2022, a decrease of $134,644 compared to $288,050 in the prior year.

Revenue: We had revenue of $268,524 from sales of finished goods for the six months ended June 30, 2023, compared to $546,339 in the prior year.

Cost of goods sold: Cost of goods sold was $19,751 for the three months ended June 30, 2023, a decrease of $73,631 compared to cost of goods sold of $611,163 during the prior comparative period. Our gross profit during the three months ended June 30, 20233, was $59,574 compared to $95,367 during the prior period. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Cost of goods sold: Cost of goods sold was $113,583 for the six months ended June 30, 2023, a decrease of $93,832 compared to cost of goods sold of $1,196,974 during the prior comparative period. Cost of goods sold reflects the fixed overhead costs absorbed by manufacturing, at low sales volumes this results in negative margins. Our gross profit during the six months ended June 30, 2023, was negative 154,942 compared to a negative $95,367 during the prior period. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Sales, general, and administrative: Sales, general, and administrative expenses were $434,784 during the three months ended June 30, 2023, a decrease of $600,933 compared to $1,035,717 during the prior comparative period.

Sales, general, and administrative: Sales, general, and administrative expenses were $970,139 during the six months ended June 30, 2023, a decrease of $1,112,956 compared to $2,083,095 during the prior comparative period. For the current six-month period, sales, general, and administrative costs consisted primarily of payroll and related costs of $79,611, consulting fees of $120,385; research and development of $2,845; investor relations costs of $7,980; insurance expense of $52,326; computer and IT costs of $5,853; and professional legal costs of $90,594. The primary increase is due to litigation explained in Item 1: Legal Proceedings and the onboarding of consulting professionals in legal and administration for the Company.

Other Income (Expense):

Interest expense: Interest expense was $273,108 during the six months ended June 30, 2022, an increase of $144,070 compared to interest expense of $129,037 during the prior period. Interest expense consists of interest on the Company’s notes and loans payable along with late fees on past due invoices charged by vendors.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of June 30, 2023, we had an accumulated deficit of $55,181,315. We have incurred general and administrative expenses associated with our product development and compliance while concurrently searching for a new manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding proceeds from the sale of our securities, recent related party equipment lease transaction and warrant and option exercises in 2022 and 2023, our current working capital is extremely limited, and our projected sales revenue (together with our limited working capital) are presently insufficient to maintain our current operations. In order to establish a new manufacturing facility and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our re-start plans. This will cover our significant operating deficit while as we seek to reestablish manufacturing capability, secure orders from known potential customers, and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and up list/re-IPO to a national exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure the required capital (whether through an underwritten financing and/or uplisting to a national exchange or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results from operations may suffer, and our business may fail.

As of June 30, 2023, we had cash of $31,919 compared to $30,340 as of December 31, 2022. The small increase in cash was due to related party borrowings offset by operating expenses incurred and sales in the current period.

Cash Flows

Net cash used in operating activities amounted to $529,178 and $81,529 for the six months ended June 30, 2023, and 2022, respectively. The increase in net cash used in operating activities was primarily a result of an decrease in subscription liability in the amount of $1,300,000.

During the six months ended June 30, 2023, we used $0 cash for investing activities compared to $742,832 used in the same period in the prior fiscal year.   The Company has elected to refrain from this expense while it adheres to a restart strategy within the current period, however, the Company will elect to expend funds in the closing of fundraising activities in the remaining quarters of 2023.

We do not believe that our cash on hand as of June 30, 2023, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

Our management, under the supervision and with the participation of our Acting Interim Chief Executive Officer and our Acting Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through June 30, 2023.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, management identified material weaknesses related to (i) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

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

From time to time, we may become involved in legal proceedings that, individually or in the aggregate, could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of the date of this report, the Company has filed a lawsuit in the state of South Carolina against Upstate Custom Products, LLC. The lawsuit is based on the contract entered by both parties on August 2021 in relation to the manufacturing of the protrusion machines exclusively manufactured by Upstate Custom Products. LLC. As of this filing the lawsuit is ongoing.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective July 28, 2022, we entered into an engagement agreement with Aaron Capital Inc, a registered Alabama corporation (“ACI”). This engagement agreement consists of the non-exclusive consulting and capital raising activities provided by ACI for a period of one (1) year.

ITEM 6.	EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Date	Filed/Furnished Herewith

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH*	XBRL Taxonomy Extension Schema Document.				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres Acting/Interim Chief Financial Officer

Date: August 14, 2023

