Form 10-Q
period 2023-09-30
BASANITE, INC.
filed 2023-11-20
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of November 15, 2023

Common Stock, $0.001 par value per share	259,156,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$115,273	$30,340
Accounts receivable, net	39,455	67,960
Prepaid expenses	85,481	137,370
TOTAL CURRENT ASSETS	240,209	235,670

Lease right-of-use asset	80,724	153,270
Fixed assets, net	434,233	530,238
TOTAL NON CURRENT ASSETS	514,957	683,508

TOTAL ASSETS	$755,166	$919,178

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$1,764,146	$1,713,045
Accrued expenses	878,066	438,870
Accrued legal liability	165,000	165,000
Subscription liability	—	1,300,000
Notes payable	270,000	304,243
Due to shareholders	475,000
Notes payable - related party	1,575,000	605,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Lease liability – operating, current portion	80,724	93,186
TOTAL CURRENT LIABILITIES	7,352,293	7,268,701

Lease liability – operating, net of current portion	—	56,915

TOTAL LIABILITIES	7,352,293	7,325,616

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 253,217,402 and 248,840,144 shares issued and outstanding, respectively	259,157	253,218
Additional paid-in capital	48,824,620	47,433,354
Accumulated deficit	(55,680,904)	(54,093,010)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(6,597,127)	(6,406,438)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$755,166	$919,178

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Products sales - rebar	$49,140	$235,579	$317,664	$781,918

Total cost of goods sold	53,640	387,621	167,223	1,584,595

Gross (loss)	(4,500)	(152,042)	150,441	(802,677)

OPERATING EXPENSES
Sales, general, and administrative	332,560	595,310	1,302,699	2,678,405
Total operating expenses	332,560	595,310	1,302,699	2,678,405

NET LOSS FROM OPERATIONS	(337,060)	(747,352)	(1,152,258)	(3,481,082)

OTHER INCOME (EXPENSE)
Liquidated damages – loan commitment	—	—	—	(426,759)
Miscellaneous income	—	30	—	30
Loss on extinguishment of debt	—	—	—	(6,743,015)
Gain on loan forgiveness	—	170,096	—	170,096
Interest expense	(162,529)	(84,467)	(435,636)	(388,701)
Total other income (expense)	(162,529)	85,659	(435,636)	(645,334)

NET LOSS	$(499,589)	$(661,693)	$(1,587,894)	$(4,126,416)

Net loss per share –
Basic	$(0.02)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding –
Basic	259,156,796	253,187,772	259,156,796	251,736,069
Diluted	259,156,796	253,187,772	259,156,796	251,736,069

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance January 1, 2023	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)
Warrants exercised for cash	—	—	—	—	—
Stock-based compensation	—	—	64,266	—	64,266
Net loss	—	—	—	(468,454)	(468,454)

Balance March 31, 2023	253,217,402	253,218	47,497,620	(54,561,464)	(6,810,626)

Stock issued for cash	3,939,394	3,939	1,296,061	—	1,300,000
Net loss	—	—	—	(619,851)	(619,851)

Balance June 30, 2023	257,156,796	257,157	48,793,681	(55,181,315)	(6,130,477)

Stock issued to management	2,000,000	2,000	30,939	—	32,939
Net loss	—	—	—	499,589	499,589

Balance September 30, 2023	259,156,796	$259,157	$48,824,620	(55,680,904)	$(6,597,127)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,587,894)	$(4,126,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization, operating lease	72,546	220,933
Lease right-of-use asset amortization, financing lease	—	(1,725)
Lease right-of-use asset amortization, financing lease, related party	—	(705)
Depreciation and amortization	96,005	100,670
Loan forgiveness	—	(170,096)
Stock-based compensation	97,205	509,013
Changes in operating assets and liabilities:
Prepaid expenses	51,889	(43,132)
Inventory	—	431,098
Accounts receivable	(28,505)	(57,917)
Deposits and other current assets	—	12,117
Accounts payable and accrued expenses	517,297	1,159,268
Subscription liability	—	1,300,000
Lease liability, operating lease	(39,367)	(238,595)
Lease liability, financing lease	—	(563)
Lease liability, financing lease – related party	—	(1,444)
Net cash used in operating activities	(820,824)	(907,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(780,476)
Proceeds from sale of equipment	—	450,000
Net cash used in investing activities	—	(330,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	—	649,591
Proceeds from exercise of warrants	—	225,000
Proceeds from notes payable and notes payable related party	970,000	305,000
Repayments of notes payable and notes payable related party	(64,234)	20,158
Net cash provided by financing activities	905,757	1,199,749

NET (DECREASE) INCREASE IN CASH	84,233	(38,221)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,340	109,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,273	$71,293

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash Paid for interest	$—	$—
Forgiveness of Paycheck Protection Program loan and accrued interest	$—	$167,996

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable paid by financing lease, related party	$—	$450,000
Extension of convertible note interest rolled in	$—	$337,950

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

Based on this trial, we are planning a two-phase plant expansion, eventually including a total of 10 of these new machines. Our goal, subject to raising sufficient funding of about 5 million dollars, is to have the first set of five of the new machines installed and be operational by the end of the second quarter of 2024 and to install and have operational five more, along with additional custom manufacturing equipment, by the fourth quarter of 2024 providing sales dictate for the 2025 production year. This would create the opportunity for BI to ultimately reach our production level target for the new facility by the end of the second quarter 2025.

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2023, and December 31, 2022, respectively, the Company reported:

•	an accumulated deficit of $55,680,904 and $54,093,010.

•	a working capital deficiency of $7,112,084 and $7,033,031; and

•	cash used in operations of $820,824 and $907,494.

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

While we have generated relatively little revenue to date, revenue from sales of product began to increase during the first half of 2023 (including the quarter ended September 30, 2023), and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™ and BasaMix™ products. We also spent time and resources during the first half of 2023 introducing our products to, and receiving approvals and certifications from, various county and local government agencies to have our products used in such agencies’ construction projects.

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

At September 30, 2023, the Company had cash of $115,273 compared to $30,340 at December 31, 2022.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the nine months ended September 30, 2022. There were no such valuations during the nine months ended September 30, 2023:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2023	2022
(Unaudited)
Expected price volatility	N/A	144.21-145.773%
Risk-free interest rate	N/A	2.55-4.21
Expected life in years	N/A	5
Dividend yield	N/A	N/A

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

The Company’s inventory at September 30, 2023 and December 31, 2022 was (0) zero.

(E) Fixed assets

Fixed assets consist of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Computer equipment	$203,193	$203,193
Machinery	728,245	728,245
Leasehold improvements	—	—
Office furniture and equipment	—	—
Land improvements	—	—
Website development	—	—
Construction in process	—	—
	931,438	931,438
Accumulated depreciation and amortization	(497,205)	(401,200)
	$434,233	$530,238

Depreciation expense for the three and nine months ended September 30, 2023, was $31,962 and $96,005, respectively; depreciation expense for the three months and nine months ended September 30, 2022, was $33,919 and $100,670, respectively.

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

The following are potentially dilutive shares not included in the loss per share computation:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Options	1,477,778	1,477,778
Warrants	126,295,757	139,555,757
Convertible securities	8,016,068	8,016,068
Total	149,799,603	149,389,507

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling are treated as fulfillment activities, rather than promised services, and therefore are not considered separate performance obligations. During the three and nine months ended September 30, 2023, and 2022, the Company incurred shipping and handling costs in the amount of $1,026 and $40,254, respectively.

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

On December 31, 2022 the Company and Landlord ended the lease agreement of the facility.

The future minimum lease payments to be made under the operating lease as of September 30, 2023, are zero.

On July 11, 2022, the Company entered into a sale leaseback transaction (the “Agreement”) with Quayco, LLC, a Pennsylvania limited liability company (the “Lessor”). The Company had previously ordered certain specialized BasaMax™ Pultrusion Machines (the “Machines”) from Upstate Custom Products LLC, a South Carolina limited liability company (the “Manufacturer”). The Machines are to be used to manufacture the Company’s basalt fiber reinforced polymer (BFRP) rebar products. Pursuant to the Agreement, the Lessor will pay the Company (Lessee) $450,000 and the Lessee will transfer to the Lessor secured rights to the ownership of one (1) BasaMax™ Tetrad Pultrusion Machine and all rights under the sales orders and agreements to purchase the Machines from Manufacturer. The Company had previously recorded this amount in accounts payable and construction in progress; at the date of the financing, the amount of $450,000 was transferred from construction in progress to a right of use asset and lease liability. The Company used a discount rate of 21% in calculating the lease liability and is the estimated rate the Company would be subject to for the financing of a similar equipment purchase. Pursuant to this lease, the Company will make payments in the amount of $8,250 per month for 24 months.

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

The Company has not yet received the machine in order to satisfy the transfer of the asset. As such, the $450,000 received from the transaction has been recorded as a liability on the balance sheet as of September 30, 2023 and December 31, 2022, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable totaled an aggregate of $270,000 and $304,243 on September 30, 2023, and December 31, 2022, respectively.

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

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 2,000,000 Common Stock warrants at an exercise price of $0.20 per share expiring in 5 years. As of September 30, 2023, the loan was extended to April 2, 2024.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 500,000 Common Stock warrants at an exercise price of $0.20 per share expiring in 5 years. As of September 30, 2023 the loan was extended to April 9, 2024.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $25,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 250,000 Common Stock warrants at an exercise price of $0.25 per share expiring in 5 years. As of the date of this report, the note has not been called. As of September 30, 2023 the loan was repaid in full and the balance is $0.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable in 1 year. The Company also issued 200,000 Common Stock warrants at an exercise price of $0.25 per share expiring in 5 years. As of September 30, 2023 the loan was extended to April 16, 2024.

The Company enters into financing arrangements for its liability insurance premiums. The financings have a term of one year and an interest rate of 9.40%. The balance due on these financings as of September 30, 2023 and December 31, 2022 $0 and $3,245, respectively.

Interest expense for the Company’s promissory notes payable for the three and nine months ended September 30, 2023 was, in the aggregate, $16,507 and $32,866, respectively, compared to $16,800 and $32,866 for the three and nine months ended September 30, 2022, respectively.

Accrued interest for the Company’s promissory notes payable on September 30, 2022 and December 31, 2022 was, in the aggregate, $147,062 and $101,391, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable – Related Party, totaled an aggregate of $605,000 and $300,000 at September 30, 2022, and December 31, 2021, respectively.

On August 31, 2022 the Company issued a promissory note to a board member in exchange for $37,000 bearing an interest rate of 10% per annum and payable on August 31, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of August 31, 2024.

On August 22, 2022 the Company issued a promissory note to a board member in exchange for $20,000 bearing an interest rate of 10% per annum and payable on August 22, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of August 22, 2024.

On August 22, 2022 the Company issued a promissory note to a board member in exchange for $5,000 bearing an interest rate of 10% per annum and payable on August 22, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of August 22, 2024.

On August 29, 2022 the Company issued a promissory note to a board member in exchange for $25,000 bearing an interest rate of 10% per annum and payable on August 29, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of August 29, 2024.

On August 29, 2022 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on August 29, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of August 29, 2024.

On August 31, 2022 the Company issued a promissory note to a board member in exchange for $13,000 bearing an interest rate of 10% per annum and payable on August 31, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of August 31, 2024.

On August 1, 2022 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on August 1, 2024.

On September 9, 2022 the Company issued a promissory note to a board member in exchange for $60,000 bearing an interest rate of 10% per annum and payable on August 16, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of August 16, 2024.

On September 9, 2022 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of September 9, 2024.

On September 9, 2022 the Company issued a promissory note to a strategic partner in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of September 9, 2024.

On September 9, 2022 the Company issued a promissory note to a strategic partner in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of September 9, 2024.

On September 9, 2022 the Company issued a promissory note to an investor and advisor to the board, in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of September 9, 2024.

On September 22, 2022 the Company issued a promissory note to a board member in exchange for $42,500 bearing an interest rate of 10% per annum and payable on March 22, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of March 22, 2024.

On September 22, 2022 the Company issued a promissory note to a board member in exchange for $42,500 bearing an interest rate of 10% per annum and payable on March 22, 2023. As of September 30, 2023 the note was extended for 1 additional year with a new maturity date of March 22, 2024.

On April 2, 2021, the Company issued a promissory note to Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 31, 2022. The note was extended for 2 additional years with a new maturity date of October 31, 2024.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

On April 2, 2021, the Company issued a promissory note to Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on April 2, 2022. The Company also issued a warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. On April 2, 2022, the due date of this note was extended to October 31, 2022. The note was extended for 2 additional years with a new maturity date of October 31, 2024.

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

On July 25, 2023 the Company issued a promissory note to a board member in exchange for $200,000 bearing an interest rate of 20% per annum and payable on July 24, 2024.

On September 11, 2023 the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

On September 11, 2023 the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

During the three and nine months ended September 30, 2023, the Company made principal payments in the amount of $25,000 on notes payable.

Accrued interest for the Company’s notes payable - related party on September 30, 2022, and December 31, 2021, was an aggregate of $250,837 and $181,259, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY (CONTINUED)

Convertible Notes payable – related party totaled an aggregate of $2,144,357 on September 30, 2023, and December 31, 2022 respectively.

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

Interest expense for the Company’s convertible notes payable – related parties for the three and nine months ended September 30, 2023, was an aggregate of $107,218 and $321,654 respectively, compared to $45,371 and $276,228, respectively, for the three and nine months ended September 30, 2022.

Accrued interest for the Company’s convertible notes payable – related parties on September 30, 2023 and December 31, 2022, was an aggregate of $446,496 and $129,867, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2023, the Company issued 3,939,394 shares at $0.33 per share from subscription liabilities of $1,300,000 for cash that was received in a prior period.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at December 31, 2021	4,227,778	$0.33	$19,500
Exercised	(500,000)	0.25	—
Cancelled / Expired	(1,000,000)	0.55	—
Balance at March 31, 2022	2,727,778)	$0.26	$—
Cancelled / Expired	(1,000,000)	0.25
Balance at June 30, 2022	1,727,778	$0.27	$—
Balance at September 30, 2022	1,727,778	$0.27	$—

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at December 31, 2022	4,227,778	$0.33	$6,798
Issued	(20,000,000)	0.27	—
Cancelled / Expired	(750,000)	0.27	—
Balance at March 31, 2023	1,477,778)	$0.27	$—
Cancelled / Expired	—	0.27
Balance at June 30, 2023	1,727,778	$0.27	$—
Balance at September 30, 2023	1,727,778	$0.27	$—

Options exercisable and outstanding at September 30, 2023 are as follows:

Range of	Number	Weighted Average Remaining Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.25 - $0.28	1,727,778	2.831	$0.27	—

Stock Warrants:

The following table provides the activity in warrants to purchase shares of Common Stock for the respective periods:

		Weighted
		Average	Aggregate
	Total Warrants	Exercise Price	Intrinsic Value

Balance at December 31, 2021	138,191,666	$0.29	$3,824,750
Granted	5,242,424	0.33	—
Balance at March 31, 2022	143,434,090	$0.29	$1,147,100
Granted	500,000	0.33
Expired – cancelled	(2,045,000)	0.00
Balance at June 30, 2022	141,889,090	$0.29	$204,000
Granted	1,000,000	0.33	—
Exercised	(1,333,333)	0.08
Expired – cancelled	(1,500,000)	0.00	—
Balance at September 30, 2022	140,055,757	$0.29	$150,667
Balance at December 31, 2022	139,557,757	$0.29	$1,147,100
Granted	—	—	—
Cancelled	—	—	—
Balance at March 31, 2023	139,557,757	$0.29	$1,147,100
Granted	—	—	—
Expired – cancelled	(7,342,000)	—	—
Balance at June 30, 2023	132,215,757	$0.29	$150,667
Granted	—	—	—
Exercised	—	—	—
Expired – cancelled	(5,920,000)	0.00	—
Balance at September 30, 2023	126,295,757	$0.30	$150,667

Warrants exercisable and outstanding at September 30, 2023 are as follows:

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Aggregate
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	126,295,757	2.65	0.30	$150,667
$0.51 - $1.00	—	—	—	—
	126,295,757			$150,667

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

On November 9th, 2023 the Company and its Interim CEO agreed to accrue a total of 50% of the monthly engagement fee of $16,666 for the remaining portion of the agreement which ends December 15, 2023. The full amount of the accrual will be paid to Mr. Richmond upon the Company receiving funding for the 2024 operations. The Company further agreed to pay Mr. Richmond a total of 20% interest per annum for a period of six months while the Company awaits funding for operations.

On or about September 15, 2023 the Company filed suit in the state of Florida for the ongoing lawsuit against UCP with regards to the completion of the equipment ordered in 2021. As of this filing the matter remains unresolved.

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

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. We are currently testing products at two independent laboratories in the pursuit of ICC-ES certification and a FDOT production facility approval which was awarded in July 2023. We are already selling to FDOT projects on an individual basis through exemptions or specs. The FDOT approval will allow us to bid on any project approved for basalt fiber reinforced polymer products. Although we have obtained these additional approvals, our opportunities to bid on certain projects will be limited due to the inability to produce products until 2024.

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

However, our manufacturing expansion plans have been hindered by several factors: the COVID-19 pandemic, our slower than expected rate of fundraising and our slower than expected ramp-up in sales. This last item has been caused by multiple factors, including:

•	Customer requirements for multiple additional product and facility certifications, in particular:

o	International Code Council (or ICC) Evaluation Service (known as “ICC-ES”) Certification to AC 454. ICC-ES is an industry leader in performing technical evaluations of building products, materials and systems for code compliance. Basanite’s Product ICC-ES certification testing and facility audit were both successfully completed in the third quarter of 2022, and we received ICC-ES approval in September 2022;
o	Approval by the Florida Department of Transportation (“FDOT”). We have previously received FDOT with facility approval (FRP22), and our product approval is pending successful completion of FDOT’s product certification testing program, which is nearing the end of the long-duration product testing currently underway at the University of Sherbrooke, Canada (9 month program). This FDOT testing was completed during the third quarter of 2023 with final approval the third quarter of 2023 as well;

o	The lack of an ASTM (formerly known as the American Society for Testing and Materials) product standard specifically for basalt fiber. A member of our board of directors, Fred Tingberg, who was appointed as our Chief Technology Officer in June 2022, was appointed to the ASTM committee to review this and helped bring the process to conclusion. The new ASTM Specification for Basalt Fiber, D-8448-22 was issued in September 2022;
o	The lack of an ASTM product standard covering basalt fiber rebar (this process is underway). A new ASTM Specification for High-Performance Rebar is expected to be issued in the first quarter of 2024;

•	Customer concerns about our current manufacturing capacity, which have precluded us from bidding or winning several larger potential orders;

•	The Surfside Condo disaster, which has resulted in some local engineers being cautious around new product introductions. We believe, however, that we will be able to make a strong case that BasaFlex™ (which is corrosion proof) can remedy the structural failures (such as what occurred in Surfside) associated with steel reinforcement corrosion;

Our new manufacturing equipment mentioned above is has not been completed by the manufacturer and was expected to be delivered and the installation and calibration process to commence during the fourth quarter of 2022 or early in 2023, assuming we are able to secure a new manufacturing facility. The equipment is expected to become fully operational shortly thereafter should both parties come to a resolution. We believe the achievement of this would simultaneously resolve questions about our manufacturing capacity and will materially improve our ability to generate larger sales order.

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

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. As previously noted, we are currently testing products at an independent university laboratory (University of Sherbrooke) in the pursuit of FDOT certification. Formal FDOT approval was granted the second quarter of 2023.

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

Results of Operations for the Three Months Ended September 30, 2023, and 2022

Revenue: We had revenue of $49,140 from sales of finished goods for the three months ended September 30, 2023, a decrease of $186,439 compared to $235,579 in the prior year. While the decrease in revenue in the year over year periods was relatively significant due to our increasing sales success (across all product lines) in 2022, overall revenues continue to be minimal, largely due to our capacity ceasing in the third quarter of 2022 and limited working capital. We continued our efforts to increase our sales during the period and subsequently in 2024.

Cost of goods sold: Cost of goods sold was $53,640 for the three months ended September 30, 2023, a decrease of $333,981 compared to cost of goods sold of $387,621 during the prior year. The cost of goods sold reflects the fixed overhead costs absorbed by manufacturing, at low sales volumes this results in negative margins.

Our gross profit during the three months ended September 30, 2023, was a loss of $4,500 compared to a net gain of $150,442 during the prior period. This change is due to a need for outside production and higher overhead with limited staff. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Sales, general, and administrative: Sales, general, and administrative expenses were $332,560 during the three months ended September 30, 2023, a decrease of $262,750 compared to $595,310 during the prior year. For the current quarter, sales, general, and administrative costs consisted primarily of professional fees of $52,003; payroll and related costs of $61,291, not including stock-based compensation of $32,939; consulting fees of $59,615.

Results of Operations for the Nine Months Ended September 30, 2023, and 2022

Revenue: The Company had revenue of $317,664 from sales of finished goods for the nine months ended September 30, 2023, compared to $781,918 in the prior year. While the decrease in revenue in the year over year periods was relatively significant due to our production ceasing at year end in 2022 and sales success (across all product lines) in the earlier quarters of 2022, overall revenues continue to be small, largely due to our capacity constraints and limited working capital.

Cost of goods sold: Cost of goods sold was $167,233 for the nine months ended September 30, 2023, a decrease of $1,417,362 compared to cost of goods sold of $1,584,595 during the prior year. The cost of goods sold reflects the fixed overhead costs absorbed by manufacturing, at low sales volumes this results in negative margins.

Our gross profit during the nine months ended September 30, 2023, was a gain of $150,432 compared to a loss of $802,677 during the prior period. We expect our gross profit to increase as fixed overhead costs are absorbed over a greater volume of sales.

Sales, general, and administrative:

Sales, general, and administrative expenses were $1,302,699 during the nine months ended September 30, 2023, a decrease of $1,375,706 compared to $2,678,405 during the prior period. For the current nine-month period, sales, general, and administrative costs consisted primarily of payroll and related costs of $244,356, not including stock-based compensation of $97,205; professional fees of $215,252; consulting fees of $229,615.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of September 30, 2023, we had an accumulated deficit of $54,592,600. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising, ongoing public company costs and dispute resolution expenses. We expect operating losses to continue in the short term, and we require additional financing for securing and outfitting our proposed new headquarters and manufacturing space as well as ultimately expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On September 27, 2022, the Company furloughed the majority of the staff to reduce costs during a period of reduced production. We anticipate re-staffing as soon as we are in the new facility with the new equipment. In addition, due to our cash flow and liquidity challenges, we have received demand letters from a number of vendors to our company seeking payment of past due amounts to such vendors. As of the date of this report, such demands have not become formal litigations or other proceedings against our company, but they may become litigations against us in the future.

Notwithstanding proceeds from the sale of our securities, recent related party equipment lease transaction and warrant and option exercises in 2023 and 2022, our current working capital is extremely limited, and our projected sales revenue (together with our limited working capital) is presently insufficient to maintain our current operations. In order to establish and grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our expansion plans (which includes the finalization of our current manufacturing expansion plans and potential investments in other manufacturing facilities, as well as increased headcount necessary to operate our manufacturing at planned capacity). This will cover our significant operating deficit while we seek to establish and scale our manufacturing capability, secure orders from known potential customers, and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and listing of our Common Stock on a national securities exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure the required capital (whether through an underwritten financing and/or uplisting to a national exchange or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results from operations may suffer, and our business may fail.

As of September 30, 2023, we had cash of $115,273 compared to $30,340 as of December 31, 2022.

Cash Flows

Net cash used in operating activities amounted to 2,147,896 and $907,494 for the nine months ended September 30, 2023, and 2022, respectively. The increase in net cash used in operating activities was primarily a result of a decrease in subscription liability in the amount of $1,775,000.

During the nine months ended September 30, 2023, we used $0 cash for investing activities compared to $742,832 used in the same period in the prior fiscal year. The Company has elected to refrain from this expense while it adheres to a restart strategy within the current period, however, the Company will elect to expend funds in the closing of fundraising activities in the remaining quarter of 2023. During the nine months ended September 30, 2023, we had $410,000 net cash provided by proceeds from notes payable, and repayments of notes payable of $25,000.

Our cash on hand as of September 30, 2023 or as of the date of this report will not be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes and other loan transactions to help fund operations and will require substantial additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

We do not believe that our cash on hand as of September 30, 2023, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

Our management, under the supervision and with the participation of our then serving Interim Chief Executive Officer, our Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through September 30, 2023.

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

As of the date of this report, the Company has filed a lawsuit in the state of South Carolina against Upstate Custom Products, LLC. The lawsuit is based on the contract entered by both parties on August 2021 in relation to the manufacturing of the protrusion machines exclusively manufactured by Upstate Custom Products. LLC. As of this filing the lawsuit and claim for relief is ongoing  .

On or about October 2023, the Company was served notice of a pending matter of litigation with GS Capital Partners of New York regarding the liquidated damages fees from the 2021 PIPE investment. As of this filing the matter remains unresolved.

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

Date: November 20, 2023

Basanite, Inc.

By:	/s/ Thomas Richmond
Thomas Richmond Interim Chief Financial Officer

By:	/s/ Jackie Placeres
Jackie Placeres Interim Chief Financial Officer

