Form 10-K
period 2023-12-31
BASANITE, INC.
filed 2024-04-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,085,882 on June 30, 2023.

On April 12, 2024, the issuer had 260,156,796 shares of common stock outstanding.

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

The following list of important risk factors and uncertainties is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our extremely limited cash resources and resulting doubt regarding our ability to continue as a going concern;

•	the early-stage nature of our company, including our limited manufacturing capacity;

•	factors that impair our ability to commence meaningful revenue generating operations, including our ability to raise needed capital, obtain market acceptance of our products and attract and retain customers;
•	the amount and timing of required operating costs and capital expenditures related to the maintenance and expansion of our business operations and infrastructure;
•	our ability to secure and maintain key channel partners, including suppliers of raw materials and marketing and distribution partners;

•	our dependence on key personnel;

•	our ability to comply with applicable laws, rules and regulations and changes in laws, rules and regulations that affect our operations and the demand for our products;
•	the long- and short-term impact of the COVID-19 pandemic on the global and United States economy and the impact it may have on our industry;
•	the long- and short-term impact of the inflation and interest-rate increases may have on our industry;
•	our ability to address and adapt to competition effectively, in particular competition with larger, more established companies;

•	the impact on our operations of general economic conditions and those economic conditions specific to the construction industry;

•	volatility in prices for raw materials; and

•	the impact of natural disasters, catastrophes, pandemics, theft, or sabotage, including by way of hurricanes given our location in South Florida, for which we may have no or inadequate insurance.

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

SUMMARY OF RISK FACTORS

Investing in our common stock is highly speculative and involves a significant degree of risk. You should carefully consider the risks and uncertainties discussed under the section titled “Risk Factors” elsewhere in this Annual Report before making a decision to invest in our common stock. Certain of the key risks we face include, without limitation:

•	We have a history of operating losses and may never achieve significant revenues or cash flow positive or profitable results of operations.

•	We have a limited operating history and we have incurred net losses in the past and expect to incur additional losses in the future.

•	There is substantial doubt about our ability to continue as a going concern.

•	We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

•	We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We are seeking to raise an estimated 5 million dollars of private and /or public financing. We may not be able to obtain additional capital on commercially reasonable terms, if at all, which could adversely affect our liquidity and financial position.

•	We have identified material weaknesses in our internal control over financial reporting.

•	We expect to derive a substantial portion of our future revenue from sales of BasaFlex and other BFRP products, which leaves us reliant on the commercial viability of such products.

•	We may be unable to produce BasaFlex and other BFRP products as the Company exited its previous Pompano Beach facility on December 31, 2022, but are currently engaged in searching for a new facility to host its operational and manufacturing activities. As of December 31, 2023 the Company continues to seek a facility to produce its products and return to normal operations.

•	We currently have very limited employee resources as all but two employees remain active in their employment with the Company.

•	We may be unable to develop the manufacturing capability and infrastructure necessary to achieve the potential sales growth.

•	Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

•	Our sales and marketing efforts may not be successful.

•	We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

•	Our independent directors and executive officers have limited experience in the management of public companies which poses a risk for us from a corporate governance perspective.

•	We compete with larger, more established companies, and our size and stage of development creates a significant risk for us in our ability to compete.

•	Our inability to comply with numerous regulatory requirements that govern our industry could harm our business.

•	We are dependent on the availability of basalt fiber and other raw materials.

•	Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

•	Changes in the global, national, and local economic environment impacting the construction industry may lead to declines in the construction industry and the demand for our products by our customers.

•	Volatility in prices for raw materials may materially, adversely impact our prices.

•	There may be legacy issues (including potential liabilities) arising from or associated with prior management and prior business operations, including potential litigation.

•	There is a risk that we may not be able to consummate our contemplated private and/or public financing..

•	Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

•	The holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

•	The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 35.11% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

•	The number of shares of our common stock issuable upon the exercise outstanding warrants and options is substantial.
•	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

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

While we believe our products have significant market potential and have begun to gain some acceptance in the market (as evidenced by the beginning of revenue growth which occurred in 2021 and continued in 2022 and 2023 as below under “Management’s Analysis and Discussion of Results of Operations”), we are currently conducting relatively limited operations due to lack of adequate funding. We are working to secure additional funding of approximately 5 million dollars to increase our manufacturing capacity to meet what we believe will be increasing demand for our products, but until such funding is obtained, there will remain substantial doubt regarding our ability to continue as a going concern.

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

During both the third and fourth quarters of 2020, BI continued research, and development work on BasaFlex™, with the goal of increasing its performance results in the category of modulus. While the baseline version easily met the required industry standard for FRP rebar, we have expanded goals for BasaFlex™ to be able to replace steel rebar in a broader range of applications than the current industry standard allows for. After extensive internal development and testing, a complete test set of bar sizes #3-#8 of an enhanced version of BasaFlex™ was submitted to the University of Sherbrooke (near Montreal, Canada) for lab testing. Sherbrooke, led by renowned materials scientist Dr. Brahim Benmokrane, is the world recognized leader in testing FRP products for concrete reinforcement. In February of 2021, Basanite obtained very promising results on the upgraded BasaFlex™ from the Sherbrooke lab, including best in class performance results in both tensile and modulus strength. Following on from this success, we have been working with multiple customers and design professionals to select BasaFlex™ as an alternative to steel in a broader range of applications. These efforts have more recently included work with CPPB and USS (each as defined below) and our board members Manuel A. Rodriguez and Frederick H. Tingberg, Jr. (who joined our Board of Directors in December 2021 as described below), all of whom have introduced us to their contacts within the construction industry and have worked to promote our products.

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

On December 10, 2021, we entered into a strategic commercial relationship, comprised of two principal five-year agreements: an Exclusive Supplier Agreement (the “Supplier Agreement”) with Concrete Products of the Palm Beaches, Inc. (“CPPB”), and a Distribution Agreement with U.S. Supplies, Inc. (“USS”). Based in Riviera Beach, Florida, CPPB is a custom precast manufacturer of concrete products for the construction industry, made from a combination of cement and aggregate raw materials. Based in West Palm Beach, Florida, USS is a domestic and international distributor of building products and supplies, specialty construction products, and a provider of engineering services. CPPB and USS are related parties via the common control of Manuel A. Rodriguez (who is a member of our Board of Directors). These contracts are described further below.

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

None.

Industry Background and Current and Proposed Customers

We are focused on the construction industry, more specifically on introducing composite products for the reinforcement of concrete and secondarily for asphalt. According to Grandview Research, the annual concrete reinforcement market in the U.S. is estimated to be approximately $9.4 billion. This market is very established and resistant to change; however, the reinforcement of concrete using traditional steel products and methods have proven to be problematic. Almost every concrete building and foundation in the world was originally built using steel reinforcement. Steel is a long-time proven product for these applications, but it has an inherent problem: it corrodes (rusts) and degrades when exposed to air and water. Every steel reinforcing bar (or rebar) ever used is in some form of degradation due to corrosion. This corrosion leads the concrete to de-bond from the reinforcement, crack, and ultimately fail: the process is called “spalling.” This corrosion problem has been recognized by the governing bodies to the point that they have written into code a definition of the “acceptable” amount of corrosion on steel rebar prior to its use. Regardless, the bar continues to rust and ultimately this leads to costly maintenance, initially with repairs and eventually replacement over the lifetime of the structure. Addressing this problem is our key focus and value proposition – all of our products are essentially corrosion proof. In addition, we believe our disruptive alternative to steel reinforcement also offers greater strengths, giving the end-user alternatives for concrete reinforcing elements that will never require maintenance or replacement for as much as 100 years or more.

Our customer base is a mix between the design-build community and government agencies who can specify our products, and wholesalers (distributors), contractors and concrete producers who will use and sell our products.

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

Manufacturing

We previously leased a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, Pultrusion manufacturing machines for BasaFlex™ production, plus other composite manufacturing equipment. Each Pultrusion machine has up to two linear production lines (we use one or two lines per machine depending on rebar size – giving a maximum capacity of 10 manufacturing lines). To date, BI’s operations team has successfully optimized and scaled the capacity of our manufacturing plant to produce up to 25,000 linear feet of BasaFlex™ rebar per shift, per day, depending on the product mix. BI’s own fully equipped test lab is utilized to evaluate, validate, and verify each product’s performance attributes. Depending on our manufacturing needs in the future, we have and may continue to explore alternative or additional manufacturing or corporate facilities. As of December 31, 2022, we no longer operate nor manufacture in our previous Pompano Beach facility. We are in a continued search for a new manufacturing facility.

To satisfy what we perceive the market interest for BasaFlex™ to be, and in particular to address potential large-scale customers like CPPB, we need to significantly accelerate the expansion of our manufacturing capacity. Our current goal is to locate a new manufacturing facility and restart our manufacturing operations and ultimately to reach a plant production capacity exceeding 73,000 linear feet per day per day on a two shift basis (which would be 3 times our current capacity). To accomplish these goals, we have designed and developed customized pultrusion equipment which offers significantly increased capacity in the same footprint as our current equipment. Our new technology manufacturing system, named BasaMax™, has been specifically designed for the manufacture of BasaFlex™ using our patent pending process. Two versions of this equipment have been designed, and these will not only offer double the capacity of our current equipment (per machine), but also each will run at faster and more efficient rates. A prototype has completed thorough testing in our previous Pompano facility, including initial production runs, and is currently undergoing modifications and upgrades to the final production configuration.

Based on this trial, we are planning a two-phase plant expansion, eventually including a total of 10 of these new machines. Our goal, subject to raising sufficient funding, of about 5 million dollars is to have the first set of five of the new machines installed and be operational by the end of the third quarter of 2024, and to install and have operational five more, along with additional custom manufacturing equipment, by the fourth quarter of 2025 providing sales dictate. This would create the opportunity for Basanite to ultimately reach our production level target for the new facility by the close of 2025.

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

Sources of Raw Materials

The sourcing of our raw materials is a primary focus for our management. It is incumbent upon us to pre-plan our requirements prior to, and in conjunction with, our actual growth and developing an understanding of manufacturing lead-times and other obstacles that may restrain the flow of our established supply chain. Our current suppliers are aware of our aggressive plans for growth and are committed to helping us achieve those plans by adding capacity and developing/expanding long term agreements, with commitments for growth. Our principal suppliers for basalt continuous fiber roving (which is a key component of BasaFlex) are BWF/Kamenny Vek and SRCS, Inc. as a backup supplier. Our principal suppliers for resin matrix ingredients are Aalchem, Phlex-Tek, Lindau Chemical and Cabot Labs.

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

We have incurred and, if our business grows, we will continue to incur costs to comply with the requirements of health and safety, transportation, and environmental laws, ordinances, and regulations. These requirements could become more stringent in the future, and compliance costs may be material and places restrictions on our business that we will be required to manage.

Employees and Consultants

Our employees are essential to our purpose—to create an innovative, sustainable, productive, and extended future; our values—teamwork and innovation; and our strategy and execution. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of various backgrounds and experiences. In attracting a diverse workforce, we stress the teamwork approach as well as the life work balance philosophy. Our workforce needs are highly technical, with the substantial majority of our employees’ needs focused on working in engineering, technical and financial roles. As of December 31, 2023, we had two full time employees, all of which are employed for the continuing operations. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

As of December 31, 2023, our employees had the following gender demographics:

	Women	Men
All employees	50%	50%
Engineers	—%	—%
Finance	100%	—%
Manufacturing	—%	100%
People Managers	—%	—%
Individual Contributors	—%	—%

At December 31, 2021, our employees had the following race and ethnicity demographics:

	All Employees	Engineers	Finance	Manufacturing	People Managers	Individual Contributors

Black / African American	—%	—	—	—	—	—
Hispanic/Latino	50%	—	—	50.0%	—	—
White	—%	—	—	—	—	—
Multi-Racial	50%	—	50%	—	—	—

Facilities

Our principal office is leased and located at 2660 N.W. 15th Court, Pompano Beach, FL 33069. The lease is for approximately 1,500 square feet of space, which includes our temporary office space and our interim production floor. We do not believe the facility is sufficient to support our current operations, although we have and may continue to explore securing alternative or additional manufacturing or corporate facilities.

Item 1A.	Risk Factors.

An investment in our common stock is highly speculative and involves a significant degree of risk, including the risks described below. You should carefully consider the risks described below before purchasing our common stock. The risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any such additional risks and uncertainties occur, our business, prospects, financial condition, or results of operations could be negatively affected, and you might lose all or part of your investment.

Risks Related to Our Business and Company

We have a history of operating losses and may never achieve significant revenues, positive cash flow, or profitable results of operations.

Since the inception of current business in 2017, we have generated minimum revenues, have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2023, and 20232 we reported net losses of $2,169,379 and $7,971,799 respectively, and negative cash flow from operating activities of $3,811,627 and $3,907,401, respectively. As of December 31, 2023, we had an aggregate accumulated deficit of $56,262,389 and $54,093,010 in 2022, respectively. We anticipate that we will continue to report losses and negative cash flow. There is therefore a risk that we will be unable to operate our business in a manner that generates positive cash flow or profit, and our failure to operate our business profitably would damage our reputation and stock price.

We have extremely limited cash resources with which to operate our business, and we may have difficulty in raising capital and may consume resources faster than expected.

We presently have extremely limited cash resources to meet our current or future capital requirements. We do not expect to generate significant revenues for the foreseeable future, and we may not be able to raise the funds estimated at 5 million dollars we require immediately or the funds we may require in the future, which would leave us without resources to continue our operations. We have faced difficulties recently in raising needed capital and may continue to have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our business plan. Further, we may consume any available cash resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our businesses.

There is substantial doubt about our ability to continue as a going concern.

We have generated nominal revenues to date in our current BRFP business model and have generated significant losses from operations. Our revenues are not significant enough to be able to generate profits, and this condition is expected to continue for the foreseeable as we seek to raise funding and invest in our manufacturing capabilities as well as our sales and marketing efforts. We have incurred operating losses since the inception of our basalt fiber business and will continue to incur net losses until we can produce sufficient revenues to cover our costs. In addition, a number of factors continue to hinder our ability to attract capital investment, and no assurances can be given that we will be able to raise capital in the future on acceptable terms, or at all. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have included in their audit reports for our most recent fiscal years an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern. If we are unable to increase our revenues and establish profitable operations over time, our business might fail.

We have a limited operating history and we have incurred net losses in the past and expect to incur additional losses in the future.

We have a limited operating history in our current business model and have not generated meaningful revenues and have not recorded a profit since the inception of our current business model. As a result of this limited and overall negative operating history, and the uncertainty of our business model, investors have limited ability to assess our future prospects, and we cannot reliably forecast the future results of our operations. We expect to increase our operating expenses in the future as a result of refining and upgrading our manufacturing and other internal processes, as well as implementing our sales and marketing strategies. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, or if we do not generate revenues according to our plans, our financial performance would be adversely affected. If our revenue does not grow to offset these increased expenses, we will likely not be profitable for the foreseeable future. The continuation of losses over time could impair our ability to implement our business plan and finance our company, which could lead to the failure of our business.

We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

Our limited operating history in our current BRFP rebar business model also makes it difficult for investors to evaluate our future prospects. You must consider our business and prospects in light of the significant risks and difficulties we have encountered and will continue to encounter as an early-stage company in a new market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. In addition, we do not know if our current business model will operate effectively now or in the future. There is a risk, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, or any other factors (some of which we may not yet have experienced or anticipated) that have an adverse impact on the construction industry and the potential demand for our rebar product, would have a significant adverse impact on our operating and financial results.

We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We currently have very little limited cash resources as all our fundraising in the last year have been expended on operating our business. We will thus require substantial additional capital estimated at 5 million dollars to fund the anticipated growth and expansion of our business and to pursue targeted revenue opportunities. Due to many factors, including the early stage of our business and the lack of liquidity in our publicly traded stock, as well as other uncertainties, we have had difficulties in raising necessary capital and there is a material risk that we will be unable to raise additional capital on acceptable terms, or at all. Even if we are presented with opportunities to raise additional capital, we do not know ahead of time the terms of any such capital raising. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities, including securities convertible into or exercisable for shares of our common stock. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of convertible or non-convertible indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations and liquidity. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition and require us to significantly curtail or terminate our operations.

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

We currently owe approximately $2,144,357,695 plus $554,595 of accrued interest under a 20% Secured Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald J. LoRicco, Sr. This note matured on February 12, 2024, and as of the date of this Annual Report, no event of default has been called by the note holder.

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

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which could negatively impact our profitability. Particularly considering our highly specialized manufacturing processes, labor shortages or lack of skilled labor have led and could in the future lead to increases in costs to meet demand as we roll out incremental programs to attract and retain talent. Labor shortages may also negatively impact us from servicing any demand that exists for our products or operating our manufacturing facility efficiently. Further, inflationary pressures could increase our labor costs and other key costs, such as the cost of raw materials, which would make it harder to operate our business, particularly given our lack of capital resources. Additionally, we distribute our products and receive vital components for our business through the freight transportation market, and reduced trucking capacity due to shortages of drivers has led to increased costs and reduced service levels due to lack of freight transportation availability.

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

On December 10, 2021, we entered into a strategic commercial relationship, comprised of two principal five year agreements: the Supplier Agreement CPPB and the Distribution Agreement with USS. CPPB and USS are related parties via the common control of Manuel A. Rodriguez (who has been appointed to our Board of Directors). As a result of these agreements, our business will be dependent on the efforts of CPPB and USS in both purchasing and distributing our products as well as having our products gain qualification for use in construction materials. We may be unable to derive the benefits we currently anticipate from these agreements for several reasons, including, without limitation: (i) failure of CPPB to purchase sufficient quantities of our products, (ii) failure of USS to find new customers for our products, (iii) the inability of CPPB, USS and our company to have our products qualified for use in construction materials and construction projects and (iv) we may generated extraordinary losses in our results of operations due to the pricing arrangements we have agreed to with CPPB and USS. In the event we do not derive the benefits we anticipate from these agreements or generate losses as a result of them, our results of operations will suffer, and our business might fail.

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

We may be unable to develop the manufacturing capability and infrastructure necessary to achieve potential sales growth.

Achieving revenue and subsequent growth will require that we develop additional infrastructure in our manufacturing capability as well as in sales, technical and client support functions. Our lack of capital resources has delayed our plans to augment our manufacturing capacity, and there is a risk that we will not have the capital to develop and maintain the capacity or other capabilities necessary for us to implement our business plan. We will continue to design plans to establish growth, adding manufacturing, technical, sales and sales support resources as capital permits. If we are unable to scale our manufacturing capability or use any of our current marketing initiatives or the cost of such initiatives were to significantly increase, or such initiatives are not successful, we may not be able to attract new customers or retain customers and clients on a cost-effective basis, and as a result, our revenue and results of operations would be affected adversely.

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

We currently market and sell BasaFlex on a very limited basis, mainly through distribution partners but also directly. We plan to significantly increase the scope of our sales and marketing activities, as we grow to include approvals and new material specifications with all major federal, state, and local agencies and design-build firms. In particular, we are seeking to develop concrete industry partnerships, targeting large concrete manufacturers and contractors. For specific marketing purposes, we have begun to develop industry-specific educational materials, such as white papers and other collaterals to further educate our markets on the use and value of our products versus traditional steel rebar. We are participating in industry committees and associations such as ASTM International (formerly the American Society for Testing and Materials) and the Advisory Council of Managing Agents (known as ACMA). The commercial success of BasaFlex™ and our other basalt fiber products ultimately depends upon several factors, including ultimate material acceptance and necessary specifications required to drive demand generation. BasaFlex™ and our other products may not gain significant increased market acceptance in the construction industry. While positive customer experiences can be a significant driver of future sales, it is impossible to influence the way this information is transmitted and received amongst participants in the construction industry.

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

We are pursuing intellectual property rights for all our proprietary and confidential products and process information and will control access to the same. We have applied for a patent on our BasaFlex™ product line, which includes both the product design itself and the specific process for its manufacture. In addition, we expect to file for a patent for our new proprietary BasaMax™ pultrusion equipment. This system would add a layer of intellectual property protection through its electronics, and we believe this is protectable intellectual property. We’ve also secured trademark registrations for our key product names to further protect our brands. However, patents and trademarks may not be granted from our applications, and even if granted, they may not afford adequate protection domestically, or in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and there can be no assurance that others will not independently develop similar know-how and trade secrets. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, protocols, and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. There is a risk that future patents will be challenged, invalidated, or circumvented, that the scope of any of our patents will not exclude competitors or that the patent rights granted to us will not provide us with any competitive advantage. If we do not secure registered intellectual property protection for our products and processes, or if we are otherwise unable to protect our proprietary technology, protocols, systems, trade secrets and know-how, the value of our products and brand may be reduced and our ability to complete effectively and our results of operations could suffer.

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

Any patents we have obtained or will obtain may be challenged by re-examination, or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. If we were to initiate legal proceedings against a third party to enforce a patent related to one of our products, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the United States Patent and Trademark Office (“USPTO”). Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, and even though we’ve had a third party conduct a search of the subject matter and provide a right to proceed, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the USPTO. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business. The standards that the USPTO (and foreign equivalents) use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.

However, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made, and patent applications were filed. Because patents can take many years to issue, there may currently be pending applications of which we are unaware that may later result in issued patents that our products or product candidates infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages, we might have to pay, we may be required to obtain licenses from the holders of this intellectual property. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

Damage to our reputation or our brand could negatively impact our business, financial condition, and results of operations.

We must increase the value of our brand in order to generate and grow our revenues. We intend to develop a reputation based on the high quality of our rebar and related products as well as on our culture and the experience of our customers. If we do not make investments in areas such as education, marketing, and brand awareness, as well as personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, product failure, accidents, and failure to comply with federal, state, or local regulations, could significantly reduce the value of our brand, expose us to negative publicity and damage our overall business and reputation and negatively impact our financial condition and results of operations.

We depend on certain key personnel and need to attract and retain additional personnel.

We substantially rely on the efforts of our current senior management, including Jackie Placeres, our Interim Acting Chief Financial Officer. Our business would be impeded or harmed if we were to lose her services. In addition, we currently need to fill key officer and other positions, such a permanent Chief Financial Officer and Chief Executive Officer. If we are unable to attract, train and retain highly skilled finance, accounting, technical, managerial, manufacturing, product development, sales, and marketing personnel, we may be at a competitive disadvantage and unable to increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it can take several months to hire and train replacement sales personnel. Uncertainty created by the turnover of key employees could adversely affect our business.

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

Our products typically require certain approvals and certifications to satisfy regulatory and building code requirements for use as concrete reinforcement. The American Concrete Institute (ACI), ASTM International (formerly the American Society for Testing and Materials), and the International Code Council (ICC) each have very specific testing regimen for FRP materials and strict guidelines regarding the acceptance criteria and product certification process. These include not only the products themselves, but the facility, the equipment and quality control measures used in the process as part of the overall approval. There is a risk that we will be unable to secure and maintain such approvals and certifications in the future. Furthermore, we are dependent on third party independent facilities, such as university laboratories and/or other certifying bodies, to obtain such approvals and certifications, and these come at a significant cost. Our inability to secure approvals and certifications and/or an extended period of time required to obtain such approvals could materially harm our ability to generate revenue.

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

We will depend on the timely availability of various raw materials, including basalt fiber, for the manufacture of our products from various suppliers. Our suppliers are located in the United States and abroad. We are subject to the risk that our suppliers will be unable to provide us with a sufficient or satisfactory supply of raw materials for us to maintain production levels necessary to satisfy customers. The processes used to produce extremely fine denier, high tenacity basalt fiber is extremely meticulous and slow, and can be adversely affected by myriad issues which can affect the delicate melting process, the platinum bushings, or other advanced process elements. Additionally, such issues could adversely impact our suppliers’ ability to provide quality raw materials on a timely basis, which in turn could adversely affect our ability to obtain raw materials and conduct business.

Volatility in prices for raw materials may materially, adversely impact on our prices.

Depending on our customer demand and availability of raw materials, we may be faced with having to source and purchase raw materials from alternative suppliers, and/or at prices that are above the current market price, or in greater volumes than available. Additionally, other factors such as the added capacity of competing steel and/or alternative FRP’s could create negative pricing pressure, which would negatively affect our profit margins.

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

In addition, socioeconomic and political events beyond our control could lead to a shortage of basalt or volatility in the prices for basalt. The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our secondary supplier, UWF/Kamenny Vek. While we are managing through this particular challenge, similar or worse shortages of, or volatility in the price of, basalt could adversely affect our business and the results of operations.

Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

Our business plan will be driven in material part by our ability to enter into contracts funded by federal, state, and local governmental agencies. Our contracts with these governmental agencies would generally be subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance, and accounting and often include express or implied certifications of compliance. Further, government contracts typically provide for termination at the convenience of the customer with requirements to pay us for work performed through the date of termination. We may be subject to claims for civil or criminal fraud for actual or alleged violations of these various governmental regulations, requirements, or statutes. Further, if we fail to comply with any of these various governmental regulations, requirements, or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration or similar workplace safety violations, any government contracts to which we are a party could be terminated, and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Even if we have not violated these various governmental regulations, requirements or statutes, allegations of violations could harm our reputation and require us to incur material costs to defend any such allegations or lawsuits. Should one or more of these events occur, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Construction operations occur outdoors. As a result, seasonal changes and adverse weather conditions can adversely affect our business operations through a decline in both the need for and use of our products. Adverse weather conditions such as extended rainy and cold weather in the spring and fall could reduce demand for our products and reduce sales. Major weather events such as hurricanes, tornadoes, tropical storms, and heavy snow could also adversely affect our ability and the ability of our customers to conduct business. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer, and fall. Thus, our business is likely to be seasonal and subject to fluctuation accordingly.

Changes in the global, national, and local economic environment impacting the construction industry may lead to declines in the construction industry and the demand for our products from our customers.

We plan to sell our products primarily to the construction industry. The construction industry is cyclical and can exhibit a great deal of sensitivity to general economic conditions. Low demand from the construction industry could adversely impact our financial position, results of operations and/or our cash flows. Economic or other conditions that adversely impact the global, national, or local construction industry may be novel and singular, in nature, such as the COVID 19 virus, or more seasonal and recurring, such global building supply chain shortages, interest rate fluctuations which impact new construction, lack of government funding for construction initiatives. These conditions, most of which will be beyond our control, could adversely impact business and the results of operations.

Changes to accepted trade practices, trade agreements, or imposition of tariffs may adversely impact the supply and pricing of certain raw materials.

Political events, such as the imposition of tariffs or the dissolution of trade agreements, may negatively impact the supply chain and other factors related to our business. Such events could materially impact supply and pricing of critically necessary raw materials for manufacture of our products. For example, the basalt fiber roving, the primary raw material used in the manufacture of BasaFlex, and our other products are sourced from many parts of the world, and any such events could materially impact our supply and/or pricing. These events could also adversely impact on the construction industry and demand for our products in general. Impacts from such events could adversely impact business and results of operations.

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

Under the terms of our August 2021 Private Placement, we are required to conduct a new public offering (“Re-IPO”) whereby we will seek to raise additional funding in a registered underwritten offering and concurrently list our common stock on a national securities exchange. We are presently in default of our obligations under the terms of the August 2021 Private Placement to file a registration statement for the Re-IPO and are accruing liquidated damages as a result to the investors in the August 2021 Private Placement, which we may not have the cash resources to pay. Moreover, investors are cautioned that the Re-IPO may not take for any number of reasons, many of which are beyond our control. You should not invest in our company in reliance on the fact that the Re-IPO will take place. If the Re-IPO does not occur, our common stock would still be quoted on the OTCQB Market, but your opportunity for liquidity in your common stock would be significantly limited.

Future sales of our common stock on the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

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

At the date of this Annual Report, we have an outstanding 20% secured promissory note in the aggregate principal amount of $2,144,357, convertible at the option of the principal holder (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) into shares of our common stock at a price per share equal to $0.275. If this note is converted into shares of common stock, our issued and outstanding shares would increase. In the event a market for our common stock develops, to the extent that the holder of this note converts such note, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that the holder converts such a note and then sell the underlying shares of common stock in the open market, our common stock price may decrease.

The principal holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

The principal holder of the $2,144,357 convertible note mentioned above (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) is party to a security agreement with us granting such holder a secured interest in all of our assets. In addition, our agreements with this principal noteholder contain a negative covenant explicitly requiring such holder’s consent in order for us to incur any debt or issue of any equity securities. The interests of such debt holders are senior to the rights of our common stockholders and may impede our ability to obtain new financing. Furthermore, such holder’s interest may not coincide with the interests of other stockholders, and such holder may become subject to conflicts of interest given its affiliation with one of our directors. These conflicts may not be resolved in favor of our common stockholders.

On September 15, 2022, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $2,144,357 bearing an interest rate of 20% per annum due and payable February 12, 2024. No additional consideration was provided. As of this filing the note remains unpaid, and no entry of default has been provided to the company. The company fully expects an extension of the terms to be completed.

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

Certain accredited investors control large blocks of restricted common stock. The sale of large blocks of common stock could materially impact our stock price.

Historically, we have raised funds from accredited investors through the sale of restricted common stock. Generally, common stock sold privately to accredited investors has certain resale restrictions under the securities laws that include elements of minimum holding periods, certain other requirements with respect to financial filings of our company and other requirements. Once these requirements are met, holders of the restricted common stock are able to remove resale restrictions and sell freely in the open market. As our common stock has a limited market for resale, a substantial additional supply of stock caused by previously restricted stock coming into the market for resale could have a materially, negative impact on our stock price.

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

As of the date of this Annual Report, we had warrants outstanding that were exercisable for an aggregate of 142,434,090 shares of common stock. The shares of common stock issuable upon exercise of these warrants are substantial, currently constituting approximately 57% of the total number of shares of common stock currently issued and outstanding. Therefore, the exercise of a large number of these warrants and public sales of the shares of common stock underlying these warrants would cause substantial dilution to our stockholders and could adversely impact the price of our common stock from time to time. The timing for such dilution and adverse price impact is uncertain as we have no control over when warrants held by third parties will be exercised. For more information regarding the terms of our warrants, please refer to the footnotes accompanying the audited and unaudited financial statements included as part of this Annual Report.

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

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

In the normal course of our operations, we engage third-party service providers to enhance our operational efficiency and customer service capabilities. One such provider is Intuit Inc., which facilitates our credit card processing services. Our engagement with Intuit is governed by a framework of agreements that emphasize data protection and cybersecurity as foundational elements. We rely on Intuit's robust security measures, which are designed to protect the integrity and confidentiality of credit card transaction data. These measures include data encryption, fraud monitoring, and compliance with the Payment Card Industry Data Security Standard (PCI DSS).

While we have confidence in Intuit's cybersecurity practices, we acknowledge that no system of data security can be guaranteed to be invulnerable. The potential risks associated with our credit card processing operations include, but are not limited to, unauthorized access to or disclosure of customer data, financial loss, and reputational damage. To mitigate these risks, we regularly review our cybersecurity policies and procedures and the cybersecurity practices of our third-party providers, including Intuit. We also maintain cybersecurity insurance to provide an additional layer of financial protection.

Investors are advised that, despite our efforts to ensure the security of customer data processed through Intuit, cybersecurity incidents can occur. In the event of a breach or significant cybersecurity incident, our operations, financial condition, and reputation could be adversely affected. We are committed to promptly addressing any such incidents, should they arise, in compliance with applicable laws and regulations.

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

As of the date of this report, the Company has filed a lawsuit in the state of South Carolina against Upstate Custom Products, LLC. The lawsuit is based on the contract entered into by both parties on August 2021 in relation to the manufacturing of the protrusion machines exclusively manufactured by Upstate Custom Products. LLC. As of this filing the lawsuit and claim for relief is ongoing.

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

Market Information and Number of Stockholders

Our common stock is listed on the OTCQB Market under the symbol “BASA”, and it trades on a limited basis. The following table sets forth the range of high and low closing sales prices of our Common Stock for the last two fiscal years.

Quarters Ended	High	Low
March 31, 2022	$0.18	$0.17
June 30, 2022	$0.12	$0.11
September 30, 2022	$0.13	$0.10
December 31, 2022	$0.05	$0.03
March 31, 2023	$0.04	$0.04
June 30, 2023	$0.05	$0.04
September 30, 2023	$0.04	$0.04
December 31, 2023	$0.01	$0.01

The closing sales price on April 15, 2024, was $0.01 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown, or commissions.

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

As of March 31, 2024, there were 277 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

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

Issuances in the first quarter of 2024

None.

Issuances 2023

On April 6, 2023, we entered into an agreement with Thomas Richmond and Michael Giorgi, respectively. An issuance of 1,000,000 shares were issued to each individual in consideration for services in the roles of Acting Interim Chief Executive Officer and Chief Growth officer, respectively.

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

Effective March 25, 2022, the Company issued a five-year warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.33 per share to its Chief Executive Officer pursuant to an employment agreement. Warrants to 1,000,000 shares with a grant date fair value of $166,823 vested upon issuance, and a warrant to purchase 1,000,000 shares with a grant date fair value of $166,823 will vest one year from the date of issuance. The Company charged the amount of $169,565 to stock-based compensation during the three months ended March 31, 2022 in connection with these warrants.

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

Overview

The following is a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the years ended December 31, 2023, and 2022. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, and our audited and unaudited consolidated financial statements and accompanying notes included in this Annual Report.

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

Inflation & Interest Rate Sensitivity

In the past fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021, throughout 2022 and into 2023, the U.S. economy has entered into a period of increasing inflation. Should inflation persist or increase, interest rates rise and could have a significant effect on the economy in general and, thereby, could affect prices for raw materials we use, demand for our products, our ability to attract and retain skilled labor and our future operating results.

Supply Chain

In the past year, supply chain shortages or delays have had an immaterial impact on our operations. Relationships with our raw materials suppliers have maintained a consistent flow of goods received monthly. Domestic suppliers have increased their in-stock flows to maintain adequate levels for our manufacturing needs. However, we might experience supply chain challenges in the future, which could harm our business and our results of operations.

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

Government Approvals and Specifying of our Products

We continue to pursue additional product and facility qualifications and approvals, and these qualifications and approvals are critical to the market acceptance of our products. BI is currently testing products at two independent laboratories and received ICC-ES certification, which was granted in the second quarter of 2023, and a Florida Department of Transportation (“FDOT”) production facility and product approval, which was also granted in the second quarter of 2023 (we are already selling to FDOT projects on an individual basis through exemptions or specs). The FDOT approval will allow us to bid on any project approved for BFRP. We anticipate that with these two approvals the prospects of new projects will increase.

Results of Operations

Revenue – We had $376,096 of revenues as a result of sales of finished goods sold for the year ended December 31, 2023, compared to $1,356,165 in the prior year. While the decrease in revenue in the year over year periods was material due to our ability to sell some BasaFlex™ product in 2023, overall revenues have been minimal due to our lack of funding and as a result of our limited manufacturing capabilities as we await the new BasaMax equipment.

Cost of goods sold – During the year ended December 31, 2023, we had cost of sales of $248,313compared to $2,025,926 in the prior year. During 2023, we lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as limited manufacturing capabilities.

Operating Expenses

Selling, general, and administrative expenses – During the year ended December 31, 2023, selling, general, and administrative were $1,730,733 compared to $3,585,955 in the prior year. The primary components of selling, general, and administrative expenses were as follows:

•	Payroll and payroll taxes – During the year ended December 31, 2023, payroll and payroll taxes were $235,377 compared to $885,662 in the prior year. We retained a total of 2 employees at the period end December 31, 2023, as compared to 4 employees at the close of the December 31, 2022 period.

•	Professional fees – During the year ended December 31, 2023, professional fees were $114,730 compared to $410,377 in the prior year. The decrease was primarily due to the reduction in activities regarding legal and compliance fees in relation to fundraising activities in the prior year.

•	Consulting Fees – During the year ended December 31, 2023, consulting fees were $248,291 compared to $415,420 in the prior year. The decrease was due to the number of consulting agreements and non-renewal of agreement with our prior Chief Executive Officer and President, Thomas Richmond as well as public markets consultant Frederick Berndt.

•	Facilities and related costs – During the year ended December 31, 2023, costs related to our facilities were $40,191 compared to $45,274. These costs consisted primarily of rent in the amount of $23,704 and utilities in the amount of $6,434. The decrease was because the majority of rent and utilities expenses were charged to the cost of goods sold in the previous year.

•	Depreciation and amortization – During the year ended December 31, 2023, depreciation and amortization was $127,967 compared to $8,406 in the prior year. The increase was because the majority of depreciation expense was charged to cost of goods sold in the prior year.

Other Income (Expenses)

Interest expense - During the year ended December 31, 2023, interest expense was $566,429 compared to $512,162 in the prior year. The increase is primarily due to an increase in the principal amount of debt outstanding during the current period.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and generated negative cash flows in operations. As of December 31, 2023, we had an accumulated deficit of $56,262,389. At December 31, 2023, we had cash of $55,248 compared to $$30,340 at December 31, 2022, and as of the date of this Annual Report, we have minimal cash on hand, and any funds we can presently raise (either from revenue generating operations or through investment) are rapidly consumed.

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

Furthermore, we currently owe approximately $2,144,357 plus $554,595 of accrued interest under a 20% Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald LoRicco. This note matured on February 12, 2024, and as of the date of this Annual Report, no event of default has been called by the note holder.

In addition, throughout 2023, we entered into several simple Promissory Notes with certain related parties and their associates for total proceeds $1,145,000. These notes each carried a 12-month term at interest between 10% to 20% simple interest and are now due or about to come due. The accumulated interest under these notes is currently approximately $287,725. Given our limited cash resources at this time, we have been unable to repay this indebtedness. While we may seek to extend the maturity dates of this indebtedness, we may be unsuccessful in doing so. If all or any of these note holders elect to call an event of default under these notes, we may have increased difficulty raising additional funds and we could be forced into bankruptcy.

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

Notwithstanding proceeds from the sale of our common stock in early 2022, current working capital and projected sales revenue are insufficient to maintain our current operations. In order to scale up our manufacturing operations and reach a level of sales revenue sufficient to provide positive cash flow, we require funding of about 5 million dollars for both our expansion plan and our operating deficit through the scaling period. We will attempt to raise this capital through third party financing, including a private placement and/or public offering of our securities as well as bridge loan arrangements. We cannot provide any assurances that the required capital will be obtained or if financing is available, that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured, and our business might fail.

Cash Flows

Net cash used in operating activities amounted to $1,055,849 and $2,830,650 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we received $0 net cash for investing activities compared to $271,885 used in the prior fiscal year. The decrease is largely due to costs associated with the customization, installation, and verification and validation testing of the first BasaMax™ prototype pultrusion machine, for the modifications and UL listing of the production machinery and the final payments for the enhancements made to our production facility as compared to the deposits made on machinery and equipment in the prior year compared to the present year.

During the year ended December 31, 2023, we had $0 net cash provided by financing activities compared to $1,300,532 in the prior year. Sale of common stock shares for $649,951 from the issuance of convertible and short-term notes payable, including from related parties; less $605,000 of principal repayments on notes and convertible notes, including to related parties, provided the net cash during the year ended December 31, 2022.

Summary of Critical Accounting Policies

Inventory

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. The Company does not possess at present any inventories from which to manufacture or sell finished goods.

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

Our management, under the supervision and with the participation of our Acting Interim Chief Executive Officer, President and Acting interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Acting Interim Chief Executive Officer and acting interim Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting has material weaknesses and is not effective as of December 31, 2023. The weaknesses consist of an overall lack of a sufficient control environment to produce materially correct financial statements, including a lack of US GAAP expertise for the types of transactions we have been involved in, a lack of segregation of duties, and a lack of entity level controls due to no independent audit committee.

As a result of the identified material weakness, we are working to establish remediation plan which includes hiring additional resources creating an independent audit committee and engaging outside consultants as needed to assist in the evaluation of non-recurring and unusual transactions and to increase the capacity of our accounting department to serve operational, compliance and reporting needs.

Changes in Internal Control over Financial Reporting

Except as noted above, no change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

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

Name	Age	Position
Frederick H. Tingberg, Jr.	65	Chief Technology Officer & Director
Jackie Placeres	43	Acting Interim Chief Financial Officer
Ronald J. LoRicco, Sr.	59	Acting Interim Chief Executive Officer & Chairman of the Board
Paul M. Sallarulo	67	Director
Adam Falkoff	56	Director
Manuel A. Rodriguez	62	Director
Sergio Salani	55	Director

Biographical Summaries of Directors and Executive Officers

The following are biographical summaries of the experience of our directors and executive officers:

Frederick H. Tingberg, Jr., 65, has served as a member of the Board of Directors since December 2021. Mr. Tingberg is a construction industry executive with extensive experience in leading construction and rehabilitation projects. Since 2020, Mr. Tingberg has served as the Chief Executive Officer of his own construction industry consulting company, Technicon Consulting Group, and since 1993, he has served both in two capacities with Lanzo Corporation, an infrastructure construction company, first as Business Development Manager and since 2018 as Chief Operating Officer. At Lanzo, Mr. Tingberg oversaw underground infrastructure construction project operations leading 160 total staff in completing over 20 projects annually. His responsibilities included overseeing safety, environmental compliance, proposals, hard dollar bonded bidding, material selection, purchasing, financial controls, budgeting, and contracts with strategic partners. From 1984 to 1993, he served as Regional Pipe & Supply Area Manager for SEMSCO, a division of Clayton Group. Mr. Tingberg holds several state general contractor licenses and he received a B.S. degree in Materials Engineering from Rensselaer Polytechnic Institute.

Jackie Placeres, 43, previously served as the Company’s Controller since 2021. Ms. Placeres previously served as the Chief Financial Officer to ISG, a private government contractor in security and informational technologies from 2018 through May 2021. From 2014 to 2018, she served as Vice President of Smith Manufacturing growing the Company from 4 million to 18 at the time of acquisition. The Board selected Ms. Placeres to serve as the Company’s Acting Interim Chief Financial Officer because of her longstanding relationship with the Company and because of her accounting and public company reporting experience.

Ronald J. LoRicco, Sr., 59, has served as a member of our Board of Directors since June 2017. Mr. LoRicco is an attorney practicing in the areas of civil litigation, insurance defense, criminal law, estate planning and administration and workers' compensation. He is also admitted to practice in Florida and United States District Court for the District of Connecticut. Mr. LoRicco is a member of the American, Connecticut, and New Haven Bar Associations, American Trial Lawyers Association and Connecticut Trial Lawyers Association. He attended Fairfield University where he received a Bachelor of Arts degree in 1986. He received a Juris Doctor degree from Quinnipiac College School of Law, formerly known as the University of Bridgeport School of Law, in 1989. On April 11, 2024, the Board of Directors, through a vote of Unanimous Written Consent appointed Mr. Ronald LoRicco, Sr, 59, to serve as the Acting Interim Chief Executive Officer.

Paul M. Sallarulo, 67, has served as a member of our Board of Directors since April 2017. He served as Chairman of the Board, President and CEO of Nexera Medical Inc. from July 2006 through 2015. Previously, Mr. Sallarulo had an extensive financial career in capital markets and investment banking in senior positions with Wachovia Securities, where he was the Senior Vice President from July 2003 through June 2006 and Prudential Securities, where he served as Senior Vice President from October 2001 through July 2003. Additionally, Mr. Sallarulo served as Vice President at Meridian Capital Markets from February 1991 to August 1996. Mr. Sallarulo was appointed Commissioner of the North Broward Hospital District by Florida Governor Jeb Bush for two four-year terms beginning in January of 1999. While there, he oversaw four major hospitals, thirty-eight clinics, six thousand professionals, and a budget in excess of $2 billion, and served as Chairman of the Legal Review Committee from 2002 to 2005, Joint Conference Committee from 2004 to 2006, Broward Health Foundation from 2002 through 2004, Community Relations Committee for Broward General Hospital from 2002 to 2004, and Community Relations Committee for Imperial Point Medical Center from 2005 to 2006, respectively. Mr. Sallarulo served on the Board of Directors of Foss Manufacturing, LLC Company, Board of Trustees of Nova Southeastern University, Chairman of the Board of Governors of Nova Southeastern University - Wayne Huizenga School of Business, President of the International Alumni Association of NSU, Nova Southeastern University College of Dental Medicine Advisory Board, and was inducted as the first Honorary member into Sigma Beta Delta Society – International Honor Society in Business, Management and Administration. Mr. Sallarulo also served as a member of the Planning and Zoning Board of Fort Lauderdale, Broward County Personal Advisory Board Fort Lauderdale, the Fort Lauderdale Marine Advisory Board, and the Economic Development Advisory Board. Mr. Sallarulo was Co-Founder of Broward Bank of Commerce and served on the Board of Directors. Mr. Sallarulo assisted in the sale of Broward Financial Holdings, the parent company of Broward Bank of Commerce, to Home BancShares, parent company of Centennial Bank in 2014. Mr. Sallarulo currently serves on the Regional Board of Directors of Centennial Bank and serves on the Loan Committee, and Strategic Planning Committee. Mr. Sallarulo received his M.B.A from Nova Southeastern University in 1984. Previous to that, Mr. Sallarulo attended Bernard Baruch College from 1978 to 1981 where he obtained his Bachelor in Business Administration, and attended SUNY Adirondack between 1975 and 1977 where he obtained his Associate of Applied Science degree.

Adam Falkoff, 56, has served as a member of the Board of Directors since September 2020. Mr. Falkoff has over 20 years of experience in public policy, international relations, and business development. He has advised CEOs of the Fortune 100, Presidents, Prime Ministers, Cabinet Ministers and Ambassadors. Since 2000, Mr. Falkoff has served as the President of CapitalKeys, a bipartisan global public policy and strategic consulting firm based in Washington D.C. His expertise is to successfully help clientele understand, anticipate, and navigate the complex public policy environment as well as strategies for business development driving client revenues. Earlier in his career he served as professional staff in the United States Senate. Mr. Falkoff was a 2018 recipient of the Ellis Island Medal of Honor for service to the United States of America and named in the Power 100 of Washington, D.C. by Washington Life Magazine. Mr. Falkoff has been an invited guest speaker, panelist, and moderator on a wide range of public policy and business development related topics in several industries. He has appeared in The Wall Street Journal, The Palm Beach Post, Politico, Roll Call, The Hill, The Washington Diplomat, Jack O'Dwyer's Newsletter, Capitol File, Washington Life, National Journal, Technology Law Journal, Greenwire, Appliance Magazine, and The Opportunist Magazine. Mr. Falkoff received a B.A. from Duke University and both an M.B.A. and M.I.M. (Master of International Management) from the Thunderbird School of Global Management on an academic scholarship in 1992. Mr. Falkoff also holds a Certificate in International Law from the University of Salzburg, Institute on International Legal Studies.

Manuel A. Rodriguez, 62, has served as a member of the Board of Directors since December 2021. Since 2004, Mr. Rodriguez as served as a Vice President of Concrete Products of the Palm Beaches, Inc. and the President of each of U.S. Supplies, Inc. and U.S. Construction Supply, Inc. In these capacities, Mr. Rodriguez leads these companies in all of their principal activities, including concrete product manufacturing and distribution both nationally and internationally, as well as environmental engineering services. Since 2003, he has also served as a Vice President of Beton Brunet, an infrastructure products and services company, where he overseas Southeastern United States operations. Earlier in his career, Mr. Rodriguez held several positions in the construction industry, including as a General Manager of Tri-County Concrete (1992 to 2003), Master Electrician with Stallion Electric (1989 to 1992) and a Geologist with Star Petroleum (1986 to 1989). Mr. Rodriguez is a certified master electrician in the State of Florida and is associated with several construction and concrete industry trade groups. He earned his B.S. degree in Geology from the University of Florida.

Sergio S. Salani, 55, has served as a member of the Board of Directors since August 2022. Mr. Salani is a seasoned entrepreneur with experience in finance, law, real estate and technology. From 2016 to the present, Mr. Salani has served as the founder, Chief Executive Officer and General Counsel of Stoneway Group, L.L.C., an advisory firm providing services with regard to legal, finance and real estate matters, international transactions, specialty finance, technology, commercial real estate investment management and investments in the energy sector. Also from 2016 to the present, Mr. Salani has served as co-founder and Chief Executive Officer of Ubii.com, a digital marketplace that was launched in February 2021. From 2011 to 2016, he served as co-founder and Chief Executive Officer of Oxford International Group, L.L.C., a privately held financial firm that acquires high credit quality, highly illiquid assets which was sold to an affiliate of Blackstone Group. From 1997 to 2011, Mr. Salani served as partner, legal counsel and Senior Vice President of Peachtree Settlement Funding, L.L.C., an originator of specialty finance receivables such as structured settlements, lottery payment receivables and life settlements, where he was instrumental in building the company from a start-up to a 480 employee operation and in taking it public in 2006 on London's AIM Market, a sub-market of the London Stock Exchange. Mr. Salani received a Bachelor of Arts in Finance and Economics as well as a Master of Business Administration degree from Drexel University and a Juris Doctor from Temple University. He is a member of the bars of Florida and the District of Columbia.

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
Ronald J. LoRicco, Sr.
Adam Falkoff

Audit Committee

Our Board of Directors currently does not have an “audit committee financial expert” serving on its audit committee. Our Board of Directors is currently in the process of seeking to obtain a qualified individual which meets the definition of “audit committee financial expert”.

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2023 and 2022. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements for the year ended December 31, 2023 and 2022 appearing elsewhere in this Annual Report.

For the year ended December 31, 2022:

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo	$—	$—	$—	$—	$—	$—	$—
Adam Falkoff	$—	$—	$—	$—	$—	$—	$—
Michael V. Barbera	$—	$—	$—	$—	$—	$—	$—
Ronald J. LoRicco	$—	$—	$—	$—	$—	$—	$—

For the year ended December 31, 2023:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2023, except that Mr. Richmond filed a form 4 late in April 2023.

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•	Our principal executive officer or other individual serving in a similar capacity;

•	Our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and
•	Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2023.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Warrant Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Simon Kay (1)	2023	$—	$—	$—	$—	$—
Former President and	2022	$159,615	$—	$—	82,848	$242,463
Chief Executive Officer

Thomas Richmond (6)	2023	$—	$—	$—	$216,667	$216,667
Former President and	2022	$—	$—	$—	$—	$—
Chief Executive Officer

David L. Anderson (2)(3)	2023	$—	$—	$—	$—	$—
Former Chief Operating Officer	2022	$46,758	$—	$—	$4,500	$51,258

Lisa Gainsborg (4)	2023	$—	$—	$—	$—	$—
Former Chief Financial Officer	2022	$37,204	$—	$—	$2,184	$39,388

Jackie Placeres (5)	2023	$175,000	$—	$—	$—	$175,000
Acting Interim Chief Financial Officer	2022	$6,731	$—	$—	$1,099	$7,830

———————
(1)	Served as a consultant and advisor to the Board effective January 13, 2020, later transitioning to Interim Acting Chief Executive Officer effective March 9, 2020, and to Chief Executive Officer and President effective March 25, 2022. On November 14, 2022, we were provided notice of his resignation and the Board of Directors accepted. Mr. Kay is not associated with our company.

(2)	Includes reimbursed cost of health Includes insurance of $15,000.

(3)	On February 20, 2022, Mr. Anderson resigned from his position and on February 24, 2022, we provided written notice to Mr. Anderson that his resignation had been accepted. Therefore, as of February 24, 2022, Mr. Anderson is not associated with our company.
(4)	On December 15, 2022, Ms. Gainsborg resigned from her position, and on December 15, 2022, we provided written notice to Ms. Gainsborg that her resignation had been accepted. Therefore, as of December 15, 2022, Ms. Gainsborg is not associated with our company.
(5)	On December 15, 2022, Mrs. Placeres transitioned to the role of Acting Interim Chief Financial Officer from Controller for the Company.
(6)	On December 31, 2023, Mr. Richmond’s consulting agreement was not renewed.

Employment Agreement with Thomas Richmond

We entered into an employment agreement, dated April 6, 2023, with Thomas Richmond to serve as our Acting Interim Chief Executive Officer. Thomas Richmond has been appointed as the acting Chief Executive Officer of Basanite as an independent contractor until August 31, 2023.

The company will pay him a monthly salary of $12,500 and he will also receive one million shares of restricted common stock and five warrants to purchase four million shares of common stock, exercisable at $.045 per share. Richmond will not be entitled to health, hospitalization, or other insurance or participation in a 401(k) plan during the trial period. The parties agree to negotiate a possible long-term employment agreement during the period of the final three months of the term of this Agreement. This Agreement supersedes all previous agreements and can only be amended in writing. The Agreement is governed by the internal laws of the State of Florida, and any dispute arising out of this Agreement shall be resolved in the federal and state courts located in the State of Florida, County of Broward. On September 1, 2023, the agreement was renewed for a period of 90 days, with an expiration date of December 31, 2023. During this extended period, Mr. Richmond was compensated a total of $33,333 per month. On December 21,2023 the Board of Directors agreed to not renew Mr. Richmond’s agreement and therefore the agreement expired.

Employment Agreement with Simon R. Kay

We entered into an employment agreement, dated March 25, 2022, with Simon R. Kay to serve as our Chief Executive Officer and President and Acting Interim Chief Financial Officer. Mr. Kay had been serving as our Acting Interim Chief Executive Officer, President, and Chief Financial Officer in a consulting capacity since January 13, 2020. The term of the employment agreement is for an initial period of two years and provides a base salary of $250,000 annually. Mr. Kay is also eligible to receive a cash bonus of $100,000 upon our achievement of both: (i) an uplisting of our company from the OTCQB Market to any tier of the Nasdaq, New York Stock Exchange, or NYSE American; and (ii) our achieving positive cash flow under U.S. generally accepted accounting principles for any fiscal quarter as reported in our filings with the SEC. Mr. Kay has also been issued a five-year warrant to purchase an aggregate 2,000,000 shares of our common stock at an exercise price of $0.33 per share, with a “cashless exercise” provision. One million shares of the warrant vested upon execution of the employment agreement, and the remaining one million shares vest on the first anniversary of the execution of the employment agreement. Mr. Kay’s employment agreement replaced our Transition Services Agreement with Mr. Kay described below.

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

How Compensation for our Directors and Executive Officers was Determined

During 2023, our previous Acting Chief Executive Officer, Thomas Richmond, was compensated pursuant to a consulting agreement. Our current Acting Interim Chief Financial Officer is compensated as an at-will employee. These agreements or offers were negotiated and approved by our Board of Directors.

2022 Option and Warrant Grants to Executive Officers

None.

2023 Option and Warrant Grants to Executive Officers

We entered into an employment agreement, dated April 6, 2023, with Thomas Richmond to serve as our Acting Interim Chief Executive Officer. Thomas Richmond has been appointed as the acting Chief Executive Officer of Basanite as an independent contractor until August 31, 2023. The company agreed to issue to him five warrants to purchase four million shares of common stock, exercisable at $.045 per share.

Outstanding Equity Awards at Fiscal Year-End

On August 16, 2018, as part of his compensation package for his consulting agreement, David Anderson, prior to being employed as our Chief Operating Officer, received 2,500,000 five-year warrants at a strike price of $0.1235. The expiration of 1,000,000 warrants occurred on August 15, 2023 and the balance of 1,500,000 warrants expired on September 23, 2023. No further warrants are available to Mr. Anderson as of this filing.

On March 4, 2019, as part of his compensation package for employment, Richard M. Krolewski, our former Chief Executive Officer, was granted immediate vesting in 5,000,000 warrants at a strike price of $0.1235 per share expiring in 5 years. In 2020, he sold 2,500,000 warrants in a private transaction. The private party later exercised one million warrants on January 21, 2021. The remaining 2,500,000 warrants expired on March 4, 2023.

On May 23, 2019, as part of her compensation package for employment, Isabella Barbera, our former Chief Financial Officer, was granted immediate vesting in 1,000,000 options at a strike price of $0.55 per share expiring in 10 years. These options remained outstanding at December 31, 2023.

Equity Compensation Plan Information

We do not have a formal equity incentive plan at this time, and therefore we have no securities authorized for such issuance under any such plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of the date of this Annual Report, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is our corporate office at 2660 N.W. 15th Court, Unit 108, Pompano Beach, FL 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. The applicable percentage of ownership is based on 259,156,796 of common stock outstanding as of the date of this Annual Report.

	Number of Shares Beneficially Owned	Percentage of Shares Outstanding (1)

Named Executive Officers and Directors:
Ronald J. LoRicco, Sr. (2)	60,915,912	22.16%
Paul Sallarulo (3)	7,334,493	2.83%
Adam Falkoff (4)	500,000	*
Frederick Tingberg Jr.(5)	1,851,781	*
Manuel A. Rodriguez (6)	20,616,060	7.42%
All executive officers and directors as a group (7 persons)	106,871,460	38.79%

_____________________

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date of this Annual Report, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes shares held by RVRM Holdings, Inc., First New Haven Mortgage Company, LLC and LoRi Co., which are controlled by our director, Ronald J. LoRicco, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share, 397,269 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 11,250,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.20 per share, and 5,625,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.35 per share. In addition, an entity related to Mr. LoRicco currently holds a $1.6 million secured convertible note that does not have a stated conversion rate but cannot convert for any less than $0.01 per share.
(3)	Includes shares currently held by Mr. Sallarulo in addition to 250,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share and 1,500,000 shares of common stock issuable upon exercise of common stock warrants exercisable at $0.20 per share.

(4)	Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options held by Mr. Falkoff exercisable at $0.25 per share.
(5)	Includes shares currently held by Mr. Tingberg including 1,212,121 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share.
(6)	Includes shares currently held by Mr. Rodriguez in addition to 20,606,060 shares issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share, 20,000,000 of which are held by U.S. Supplies, Inc., an entity controlled by Mr. Rodriguez.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, we are currently not a party to any related party transaction, including transaction in which:

•	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years, and

•	A director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

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

Transactions in 2023

On February 14, 2023 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 20% per annum and payable on February 13, 2024.

On February 24, 2023 the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on February 23, 2024.

On March 3, 2023 the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 2, 2024.

On March 24, 2023 the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 23, 2024.

On April 12, 2023 the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable on April 11, 2024.

On April 28, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on April 27, 2024.

On May 12, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on May 11, 2024.

On June 5, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on June 4, 2024.

On July 25, 2023 the Company issued a promissory note to a board member in exchange for $200,000 bearing an interest rate of 20% per annum and payable on July 24, 2024.

On September 11, 2023 the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

On September 11, 2023 the Company issued a promissory note to an advisor to the board in exchange for $50,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

On November 2, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on November 1, 2024.

On December 12, 2023 the Company issued a promissory note to a board member in exchange for $75,000 bearing an interest rate of 20% per annum and payable on December 11, 2024.

Item 14.	Principal Accounting Fees and Services.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Hudgens CPA, PLLC , as well as the fees charged for such services. In its review of non-audit service and its appointment of Hudgens CPA, PLLC, our independent registered public accounting firm for the year end 2023, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Hudgens CPA, PLLC were approved by our Audit Committee.

For the year end 2022 but only through third quarter of 2022 Cherry Bekaert, LLP served as our auditor of record. On November 16, 2022 the Company and Cherry Bekaert, LLP ended their agreement for services rendered.

The following table shows the fees for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees (1)	$83,500	$180,267
Tax Fees	$—	$—
All Other Fees (2)	$—	$54,240

(1)	Fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the Audit respective years.
(2)	All other fees – these fees relate to the consent fee for the filing of our comparative financial statements for the previous year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith	Previously Filed	To be Filed by Amendment
2.1	Agreement and Plan of Merger, dated December 11, 2018, between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
2.2	Articles of Merger, dated December 12, 2018	8-K	12/12/18	3.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.7	Amended and Restated Bylaws	8-K	8/18/21	3.1
4.1	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
4.2	Common Stock Warrant for 5,000,000 shares to David L. Anderson	8-K	3/12/19	4.1
4.3	Form of Common Stock Warrant issued in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
4.4	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated February 12, 2021	8-K	2/19/21	4.1
4.5	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated May 12, 2021	10-Q	5/17/21	4.2
4.6	Form of Warrant A issued in the August 2021 Private Placement	10-Q	8/23/21	4.1
4.7	Form of Warrant B issued in the August 2021 Private Placement	10-Q	8/23/21	4.2
4.8	Strategic Partner Warrant, dated December 10, 2021, issued to U.S. Supplies, Inc.	8-K	12/13/21	4.1
4.9	Warrant issued to Simon R. Kay, dated March 25, 2022	8-K	3/31/22	4.1
10.1	Commercial Lease Agreement between Basanite Industries LLC and CAMTON, LLC	8-K	1/31/19	10.1
10.2	Consulting Agreement with Simon R. Kay dated January 13, 2020 and related Statement of Work, amended as of September 16, 2020 +
10.3	Exclusive Supplier Agreement with MEP Consulting Engineers, Inc.	8-K	7/31/20	10.1

10.4	Form of 20% Secured Convertible Promissory Note dated August 3, 2020	8-K/A	8/10/20	10.1
10.5	Security Agreement dated August 3, 2020, relating to 20% Secured Convertible Promissory Note	8-K/A	8/10/20	10.2
10.6	Form of Amended and Restated 20% Secured Promissory Note, dated February 12, 2021	8-K	2/19/21	10.1
10.7	Form of Amended and Restated 20% Secured Promissory Note, dated May 12, 2021	10-Q	5/17/21	10.2
10.8	Form of Securities Purchase Agreement, dated August 17, 2021	10-Q	8/23/21	10.1
10.9	Form of Placement Agent Agreement between the Company and Aegis Capital Corp., dated August 17, 2021	10-Q	8/23/21	10.2
10.10	Form of Director Offer Letter, dated December 10, 2021, for Manuel A. Rodriguez and Frederick H. Tingberg, Jr.	8-K	12/13/21	10.1
10.11	Distribution Agreement between the Company and U.S. Supplies, Inc. dated December 10, 2021 *	10-K	4/15/2022	10.1
10.12	Exclusive Supplier Agreement between the Company and Concrete Products of The Palm Beaches, Inc., dated December 10, 2021. *	10-K	4/15/2022	10.12
10.13	Form of Transition Services Agreement, dated January 20, 2022 between the Company and Simon R. Kay	8-K	1/26/22	10.10
10.14	Employment Agreement dated March 25, 2022 for Simon R. Kay	8-K	3/31/22	10.1
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company	10-K	3/31/21	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1	Certification Pursuant to Section 1350				X
32.2	Certification Pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

Date: April 15, 2024

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jackie Placeres	Acting Interim Chief Financial Officer	April 15, 2024
Jackie Placeres

/s/ Ronald J. LoRicco, Sr.	Chairman of the Board & Acting Interim Executive Officer	April 15, 2024
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	April 15, 2024
Paul M. Sallarulo

/s/ Manuel A. Rodriguez	Director	April 15, 2024
Manuel A. Rodriguez

/s/ Frederick H. Tingberg Jr.	Director	April 15, 2024
Frederick H. Tingberg Jr.

/s/ Adam S. Falkoff	Director	April 15, 2024
Adam S. Falkoff

/s/ Sergio Salani	Director	April 15, 2024
Sergio Salani

INDEX TO FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Basanite, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Basanite, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 15, 2024

BASANITE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$55,248	$30,340
Accounts receivable, net	40,222	67,960
Inventory	—	—
Prepaid expenses	—	137,370
Deposits and other current assets	—	—
TOTAL CURRENT ASSETS	95,470	235,670

Lease right-of-use asset	56,915	153,270
Fixed assets, net	402,271	530,238
TOTAL NON CURRENT ASSETS	459,186	683,508

TOTAL ASSETS	$554,656	$919,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,762,390	$1,713,045
Accrued expenses	1,207,545	438,870
Accrued legal liability	—	165,000
Notes payable	270,000	304,243
Notes payable - related party	1,750,000	605,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Due to shareholders	475,000	505,000
Subscription liability	—	1,300,000
Lease liability - current portion	56,915	93,186
TOTAL CURRENT LIABILITIES	7,666,207	7,268,701

Lease liability - net of current portion	—	56,915

TOTAL LIABILITIES	7,666,207	7,325,616

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 259,156,796 and 253,217,402 shares issued and outstanding, respectively	259,157	253,218
Additional paid-in capital	48,891,681	47,433,354
Accumulated deficit	(56,262,389)	(54,093,010)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(7,111,551)	(6,406,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$554,656	$919,178

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
Revenue	2023	2022

Products sales – rebar	$376,096	$1,356,165

Total cost of goods sold	248,313	2,025,926

Gross (loss) profit	127,783	(669,761)

OPERATING EXPENSES
Selling, general, and administrative expenses	1,730,733	3,585,955
Total operating expenses	1,730,733	3,585,955

NET LOSS FROM OPERATIONS	(1,602,950)	(4,255,716)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	—
Liquidated Damages	—	(426,759)
Gain on settlement of lease liabilities	—	52,712
Miscellaneous income	—	30
Loss on extinguishment of debt	—	—
Loan forgiveness	—	170,096
Interest expense	(566,429)	(512,162)

Total other income (expense)	(566,429)	(716,083)

NET LOSS	$(2,169,379)	$(4,971,799)

Net loss per share – basic	$(0.01)	$(0.03)
Net loss per share – diluted	$(0.01)	$(0.03))

Weighted average number of shares outstanding – basic	256,834,618	251,488,656
Weighted average number of shares outstanding – diluted	256,834,618	251,488,656

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2022	—	$—	248,840,144	$248,842	$46,054,126	$(46,121,210)	$181,758
Warrants and options exercised for cash	—	—	1,833,333	1,833	223,167	—	225,000
Stock-based compensation	—	—	422,713	422	297,320	—	297,742
Stock issued for cash	—	—	2,121,212	2,121	647,470	—	649,591
Warrants issued to management	—	—	—	—	211,271	—	211,271
Net loss	—	—	—	—	—	(7,971,799)	(7,971,799)

Balance December 31, 2022	—	$—	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2023	—	$—	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)
Stock-based compensation	—	—	2,000,000	2,000	162,266	—	164,266
Stock issued from subscription liability	—	—	3,939,394	3,939	1,296,061	—	1,300,000
Net loss	—	—	—	—	—	(2,169,379)	(2,169,379)

Balance December 31, 2023	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,169,379)	$(7,971,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	96,355	333,203
Depreciation	127,967	100,670
Loss on impairment of equipment and deposits	—	2,599,585
Gain on settlement of lease liability	—	(52,712)
Bad debt expense	—	454,534
Loan forgiveness	—	(170,096)
Stock-based compensation	164,266	509,013
Changes in operating assets and liabilities:
Prepaid expenses	137,370	(9,564)
Inventory	—	714,655
Accounts receivable	27,738	(514,677)
Deposits and other current assets	—	—
Accounts payable and accrued expenses	653,020	1,030,968
Due to shareholders	—	505,000
Lease liability	(93,186)	(359,429)
Net cash used in operating activities	(1,055,849)	(2,830,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(178,115)
Proceeds from sale of equipment	—	450,000
Net cash used in investing activities	—	271,885

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	—	649,591
Proceeds from exercise of warrants and options	—	225,000
Proceeds from subscription liability	—	1,300,000
Repayment of convertible notes payable and convertible notes payable related party	—	—
Proceeds from notes payable and notes payable related parties	1,145,000	305,000
Repayment of notes payable and notes payable related parties	(64,243)	—
Net cash provided by financing activities	1,080,757	2,479,591

NET (DECREASE) INCREASE IN CASH	24,908	(79,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,340	109,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,248	$30,340

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the year ended
	December 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$—	$45,031

Supplemental disclosure of non-cash investing and financing activities:
Shares issued from subscription liability	$1,300,000	$—

Initial recognition of leases
	—	$187,326

Conversion of accrued interest to convertible notes	$—	$454,612

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company’s wholly owned subsidiary created in 2018, Basanite Industries, LLC (“BI”) manufactures BasaFlex™, a basalt fiber reinforced polymer rebar. BFRP rebar is a stronger, lighter, sustainable, non-conductive and non-corrosive alternative for traditional steel rebar and wire mesh. BI previously leased a fully permitted and Underwriters Laboratories (“UL”) approved 36,900 square foot facility located in Pompano Beach, Florida. BI’s operations team is currently in the processes of searching for, optimizing, and scaling the manufacturing plant to produce 11,000 to 17,000 linear feet of BFRP rebar per line, per day, depending on the product mix. BI’s own fully equipped test lab will be utilized to evaluate, validate, and verify each product’s performance attributes.

The company does not hold inventory at this time for sale, has no current facilities for operations but is actively seeking funding through debt equity to restart operations and searching for a new location in which to operate full manufacturing activities.

•	BasaFlex™ never rusts – steel reinforcement products rust, causing time and repair costs down the road;

•	BasaFlex™ is sustainable; with a longer lifecycle – production of our products results in exceptionally low carbon footprint when compared with steel. The lack of corrosion allows the “lifespan” of concrete products to be significantly longer; and
•	BasaFlex™ has a lower final, in place cost – the physical nature of our products relative to steel (4X lighter, easily transportable, “coil-able”, safer and easier to use) reduces the all-in cost of reinforcement when all factors are considered.

(B)	Liquidity and Management Plans – Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2023 and 2022, respectively, the

Company reported:

•	an accumulated deficit of approximately $56.3 million and $54.0 million;

•	a working capital deficiency of approximately $7.6 million and $7 million; and

•	cash used in operations of approximately $1.1 million and $2.8 million.

Losses have principally occurred as a result of the substantial resources required for product research and development and for the marketing of the Company's products; including the general and administrative expenses associated with the organization.

At December 31, 2023, the Company had cash of $55,248 compared to $30,340 at December 31, 2022.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Raw materials inventory consists primarily of basalt fiber and other necessary elements to produce basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The company has maintained $0 in inventory for the years ended December 31, 2023 and 2022, respectively.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company’s inventory at December 31, 2023 and 2022 was comprised of:

December 31,
	2023	2022

Finished goods	$—	$—
Work in process	—	—
Raw materials and supplies	—	—
Total inventory	$—	—

(E) Fixed assets

Fixed assets are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are computed using a straight-line method over the following estimated useful lives:

Computer equipment	3 years
Machinery	7 years
Leasehold improvements	15 years or lease term
Office furniture and equipment	5 years
Land improvements	15 years
Website development	3 years

Maintenance and repairs are charged to expenses as incurred, and improvements to leased facilities and equipment are capitalized.

Fixed assets consist of the following:

	December 31,	December 31,
	2023	2022

Computer equipment	$203,193	$203,193
Machinery	728,245	728,245
Total fixed assets	931,438	931,438
Accumulated depreciation	(529,167)	(401,201)
Total fixed assets, net	$402,271	$530,237

Depreciation expense for the year ended December 31, 2023 was $127,967 compared to $100,670 for the year ended December 31, 2022.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2022, the Company determined that the construction in process related to the custom machines should be fully impaired due to the uncertainty as to if or when the machines would be received. The Company recognized an impairment of these assets in the amount of $2,599,585 in operating expenses for the year ended December 31, 2022.

BASANITE, INC. AND SUBSIDIARIES NOTES
TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2023 AND 2022

(F) Deposits and other current assets

None.

(G) Accrued expenses

The Company’s accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Accrued payroll and taxes	$202,187	$22,847
Accrued interest	998,826	340,521
Other accrued expenses	64,096	775,502
Total accrued expenses	$1,265,109	$1,138,870

(H) Accrued legal liabilities

The Company’s accrued legal liabilities consist of the following:

	December 31	December 31
	2023	2022
Accrued legal fees	$—	$165,000
Total accrued legal liability	$—	$165,000

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

The following are potentially dilutive shares not included in the loss per share computation:

	December 31,	December 31,
	2023	202

Options	1,477,778	1,477,778
Warrants	125,295,757	139,555,757
Convertible shares	8,016,068	8,016,068
	134,789,603	148,003,598

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(J) Stock-Based Compensation

The Company recognizes compensation costs to employees under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant.

The Company issued 2,000,000 restricted common shares, 0 restricted common stock warrants, and 0 common stock options as compensation with a total fair value of $20,000 for the year ended December 31, 2023.

The Company issues various equities as compensation to consultants, employees, directors, and investors. The Company issued 8,316,652 restricted common shares, 11,303,030 restricted common stock warrants, and 0 common stock options as compensation with a total fair value of $1,783,284 for the year ended December 31, 2022.

As of December 31, 2023 and 2022, $0, respectively, of the fair value of the equity awards granted were recorded as prepaid expenses in the consolidated balance sheets to be recognized as equity-based compensation in subsequent periods.

For the years ended December 31, 2023 and 2022, total equity-based compensation expense amounted to $0 and $509,013.

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the years ended December 31, 2023 and 2022:

	2023	2022

Expected price volatility	162.12-167.20%	144.79-148.70%
Risk-free interest rate	0.78-1.26	0.78-1.26
Expected life in years	5	5
Dividend yield	—	—

(K) Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2023 and 2022 due to its history of net operating losses. The provision for income taxes was calculated as a result of the following (in thousands).

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,169	$7,587
Accruals and allowances	1,265	454
ROU liability amortization	—	359
Stock-based compensation	—	1,344
Total deferred tax assets	3,434	9,744
Valuation allowance	(3,434)	(9,744)
Total deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
ROU asset amortization	—	(333)
Depreciation	(127)	(101)

Total deferred tax liabilities	(127)	(434)
Valuation allowance	127	434
Total deferred tax liabilities net of valuation allowance	—	—
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company has a valuation allowance of approximately $3.4 million related to federal net operating loss (“NOL”) carryforwards of approximately $56.2 million.

As of December 31, 2022, the Company has a valuation allowance of approximately $9.7 million related to federal net operating loss (“NOL”) carryforwards of approximately $54.0 million.

The amount of the valuation allowance represented a decrease of approximately $5.5 million over the amount recorded as of December 31, 2023 and was due to the decrease in net operating losses. If not utilized, federal net operating losses of $28.4 million may be carried forward indefinitely, and $27.2 million will expire at various times between 2031 and 2037. State net operating losses follow the federal tax laws for NOLs.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2023.

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

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2022, the weighted-average remaining lease term is 5.15 years and the weighted-average discount rate used to determine the operating lease liability was 15.0%. For the years ended December 31, 2023 and 2022, the Company expensed $0 and $424,593, respectively, for rent.

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $0 and $0 at December 31, 2023 and December 31, 2022, respectively.

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

Interest expense for the Company’s convertible notes payable was $0 and $10 for the years ended December 31, 2023 and December 31, 2022, respectively. Accrued interest for the Company’s convertible notes payable at December 31, 2023 and December 31, 2022 was $0 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $2,144,357 and $2,144,357 at December 31, 2023 and December 31, 2022, respectively.

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

Interest expense for the Company’s convertible notes payable – related parties was $0 and $107,218 for the years ended December 31, 2023 and December 31, 2022, respectively.

Accrued interest for the Company’s convertible notes payable – related parties at December 31, 2023 and December 31, 2022 was $554,595 and $107,218, respectively, and is included in accrued expenses on the consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 7 – NOTES PAYABLE

Notes payable totaled $270,000 and $605,000 at December 31, 2023 and December 31, 2022, respectively.

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

Interest expense for the Company’s notes payable was $5,625 and $122 for the years ended December 31, 2023 and 2022, respectively.

Accrued interest for the Company’s notes payable at December 31, 2022 and December 31, 2021 was $159,630 and $63,310, respectively, and is included in accrued expenses on the consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaled $1,750,000 and $605,000 at December 31, 2023 and December 31, 2022, respectively.

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

On April 2, 2021, the Company issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. On April 2, 2022, the due date of this note was extended to April 1, 2024. As of the date of this report, the note has not been called.

On April 2, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. On April 2, 2022, the due date of this note was extended to April 1, 2024. As of the date of this report, the note has not been called.

On August 31, 2022 the Company issued a promissory note to a board member in exchange for $37,000 bearing an interest rate of 10% per annum and payable on August 31, 2024.

On August 22, 2022 the Company issued a promissory note to a board member in exchange for $20,000 bearing an interest rate of 10% per annum and payable on August 22, 2024.

On August 22, 2022 the Company issued a promissory note to a board member in exchange for $5,000 bearing an interest rate of 10% per annum and payable on August 22, 2024.

On August 29, 2022 the Company issued a promissory note to a board member in exchange for $25,000 bearing an interest rate of 10% per annum and payable on August 29, 2024.

On August 29, 2022 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on August 29, 2024.

On August 31, 2022 the Company issued a promissory note to a board member in exchange for $13,000 bearing an interest rate of 10% per annum and payable on August 31, 2024.

On September 9, 2022 the Company issued a promissory note to a board member in exchange for $60,000 bearing an interest rate of 10% per annum and payable on August 16, 2024.

On September 9, 2022 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 9, 2022 the Company issued a promissory note to a strategic partner in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 9, 2022 the Company issued a promissory note to a strategic partner in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 9, 2022 the Company issued a promissory note to an investor and advisor to the board, in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 22, 2022 the Company issued a promissory note to a board member in exchange for $42,500 bearing an interest rate of 18% per annum and payable on September 22, 2024.

On February 14, 2023 the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 20% per annum and payable on February 13, 2024.

On February 24, 2023 the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on February 23, 2024.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On March 3, 2023 the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 2, 2024.

On March 24, 2023 the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 23, 2024.

On April 12, 2023 the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable on April 11, 2024.

On April 28, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on April 27, 2024.

On May 12, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on May 11, 2024.

On June 5, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on June 4, 2024.

On July 25, 2023 the Company issued a promissory note to a board member in exchange for $200,000 bearing an interest rate of 20% per annum and payable on July 24, 2024.

On September 11, 2023 the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

On September 11, 2023 the Company issued a promissory note to an advisor to the board in exchange for $50,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

On November 2, 2023 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on November 1, 2024.

On December 12, 2023 the Company issued a promissory note to a board member in exchange for $75,000 bearing an interest rate of 20% per annum and payable on December 11, 2024.

On September 22, 2022 the Company issued a promissory note to an investor and advisor to the board in exchange for $42,500 bearing an interest rate of 18% per annum and payable on September 22, 2024.

Interest expense for the Company’s notes payable – related party was $566,429 and $121,932 for the years ended December 31, 2023 and 2022, respectively.

Accrued interest for the Company’s notes payable at December 31, 2023 and December 31, 2022 was $287,725 and $121,932, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On July 9, 2021 the Company proposed a liquidation of liability to an individual with regard to a dispute concerning the acquisition of a territory from Rockstar LLC. The proposed settlement would be 500,000 shares of Basanite common stock. The Company accrued a liability in the amount of $165,000 in connection with this matter for the year ended 2021. Subsequent to year end, the Company and the individual signed an agreement for settlement. As of this filing no further action was taken and the accrual was reversed for year ended 2023.

No commitments and contingencies to be disclosed for year end December 31, 2022.

Legal Matters

From time to time, we may become involved in legal proceedings that, individually or in the aggregate, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

As of the date of this report, the Company has filed a lawsuit in the state of South Carolina against Upstate Custom Products, LLC. The lawsuit is based on the contract entered into by both parties in August 2021 in relation to the manufacturing of the protrusion machines exclusively manufactured by Upstate Custom Products. LLC. As of this filing the lawsuit and claim for relief is ongoing.

On or about October 2023, the Company was served notice of a pending matter of litigation with GS Capital Partners of New York regarding the liquidated damages fees from the 2021 PIPE investment. As of this filing the matter remains unresolved.

Due to our cash flow and liquidity challenges, we have received demand letters from several vendors to our company seeking payment of past due amounts to such vendors. As of the date of this report, such demands have not become formal litigations or other proceedings against our company, but they may become litigations against us in the future.

Except as set forth above, as of the date of this report, we are not aware of any proceedings pending against our company.

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Supplier Agreements

Concrete Products of the Palm Beaches

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

The Company generated $0 in revenue for custom rebar products delivered under this contract for the year ended December 31, 2023 and $37,116 for the year ended December 31, 2022.

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

The agreement targets multiple large projects in Europe and South America which Basanite has been specified. The Company has not generated revenue under this contract for the year ended December 31, 2023 or 2022, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

On August 17, 2021, the Company conducted the closing of a private placement offering to accredited investors of the Company’s units at a price of $0.275 per unit, with each unit consisting of: (i) one share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one share of common stock at an exercise price of $0.33 per share (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of the Company, as defined in the offering agreements. In connection with the closing, the Company entered into definitive securities purchase agreements with 19 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant A to purchase up to an aggregate of 19,398,144 shares of common stock, and Warrant B to purchase up to an aggregate of 19,398,144 shares of Common Stock (for an aggregate of 38,796,288 Warrant Shares), for aggregate gross proceeds to the Company of approximately $5,334,490. Costs of the offering in the amount of $611,603 were charged to additional paid in capital. As of December 31, 2022 the Company also accrued the amount of $386,759 as liquidated damages due to the investors in the Company’s August 2021 private placement, such liquidated damages being related to the Company’s failure to timely file a registration statement on Form S-1 for an underwritten public offering and concurrent listing of the Common Stock on a national exchange.

During the year ended December 31, 2022, the Company issued a total 2,121,212 restricted common shares in exchange for $649,591 in net cash proceeds.

During the year ended December 31, 2023, the Company issued a total 0 restricted common shares in exchange for $0 in net cash proceeds.

During the year ended December 31, 2023, the Company issued 2,000,000 shares of common stock to officers of the Company. The shares were valued at the closing stock price on the date of grant for a total expense of $100,000. Total stock-based compensation for the year ended December 31, 2023 was $164,266.

The Company raised $1,300,000 pursuant to a private placement of Common Stock and exercise of warrants in 2022 – this amount is carried on the balance sheet as a current liability as of December 31, 2022 because the shares had not been issued to the investors at that time. During the year ended December 31, 2023, the Company issued the shares and relieved the subscription liability. Subscription Liability as of December 31, 2023 and 2022 was $0 and $1,300,000, respectively.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

		Weighted
	Total Options	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Balance at January 1, 2022	1,477,778	$0.27	$—
Cancelled	—	—
Balance at December 31, 2022	1,477,778	$0.27	$798
Issued	—	—
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2022	1,477,778	$0.27	$798

BASANITE, INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Options exercisable and outstanding at December 31, 2023 are as follows:

Range of		Weighted Average	Weighted Average	Aggregate
	Number	Remaining
Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	1,477,778	2.39	$0.27	$6,798
$0.51 - $1.00	—	0.27	—	—
	1,477,778			$6,798

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

		Weighted
		Average	Aggregate
	Total Warrants	Exercise Price	Intrinsic Value
Balance at December 31, 2022	139,555,757	$0.29	$150,667
Granted	7,242,428	0.29
Exercised	(1,333,333)	0.29
Cancelled	(3,545,000)	—
Balance at January 1, 2023	135,435,757	$0.29	$146,219
Granted	—	—
Exercised	—	—
Cancelled	(10,140,000)	—
Balance at December 31, 2023	125,295,757	$0.30	$135,272

Warrants exercisable and outstanding at December 31, 2023 are as follows:

Range of		Weighted Average	Weighted Average	Aggregate
	Number Outstanding	Remaining
Exercise Prices		Contractual Life (Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	125,295,757	2.65	$0.30	$135,272
$0.51 - $1.00	125,295,757	—	—	—
	125,295,757			$135,272

NOTE 12 – SUBSEQUENT EVENTS

On April 11, 2024, the Board of Directors, through a vote of Unanimous Written Consent appointed Mr. Ronald LoRicco, Sr, 59, to serve as the Acting Interim Chief Executive Officer. Mr. LoRicco, Sr., has served as a member of our Board of Directors since June 2017. He was promoted to Chairman of the Board in December of 2022 and continues to serve in the role.

