Form 10-K/A
period 2023-12-31
BASANITE, INC.
filed 2024-05-10
CIK 1448705

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Basanite, Inc., a Nevada corporation for the year ended December 31, 2023 that we originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original Filing”). We are filing this Form 10-K/A to incorporate a clarifying statement regarding the conclusion on the effectiveness of the controls over financial reporting from managements evaluation.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing.

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

Our management, under the supervision and with the participation of our Acting Interim Chief Executive Officer, President and Acting interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023 and determined that the controls and procedures over financial reporting were not effective.

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

As a result of the identified material weaknesses, we are working to establish remediation plan which includes hiring additional resources creating an independent audit committee and engaging outside consultants as needed to assist in the evaluation of non-recurring and unusual transactions and to increase the capacity of our accounting department to serve operational, compliance and reporting needs.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith	Previously Filed	To be Filed by Amendment
2.1	Agreement and Plan of Merger, dated December 11, 2018, between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
2.2	Articles of Merger, dated December 12, 2018	8-K	12/12/18	3.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.7	Amended and Restated Bylaws	8-K	8/18/21	3.1
4.1	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
4.2	Common Stock Warrant for 5,000,000 shares to David L. Anderson	8-K	3/12/19	4.1
4.3	Form of Common Stock Warrant issued in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
4.4	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated February 12, 2021	8-K	2/19/21	4.1
4.5	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated May 12, 2021	10-Q	5/17/21	4.2
4.6	Form of Warrant A issued in the August 2021 Private Placement	10-Q	8/23/21	4.1
4.7	Form of Warrant B issued in the August 2021 Private Placement	10-Q	8/23/21	4.2
4.8	Strategic Partner Warrant, dated December 10, 2021, issued to U.S. Supplies, Inc.	8-K	12/13/21	4.1
4.9	Warrant issued to Simon R. Kay, dated March 25, 2022	8-K	3/31/22	4.1
10.1	Commercial Lease Agreement between Basanite Industries LLC and CAMTON, LLC	8-K	1/31/19	10.1
10.2	Consulting Agreement with Simon R. Kay dated January 13, 2020 and related Statement of Work, amended as of September 16, 2020 +	S-1	9/29/21	10.1
10.3	Exclusive Supplier Agreement with MEP Consulting Engineers, Inc.	8-K	7/31/20	10.1

10.4	Form of 20% Secured Convertible Promissory Note dated August 3, 2020	8-K/A	8/10/20	10.1
10.5	Security Agreement dated August 3, 2020, relating to 20% Secured Convertible Promissory Note	8-K/A	8/10/20	10.2
10.6	Form of Amended and Restated 20% Secured Promissory Note, dated February 12, 2021	8-K	2/19/21	10.1
10.7	Form of Amended and Restated 20% Secured Promissory Note, dated May 12, 2021	10-Q	5/17/21	10.2
10.8	Form of Securities Purchase Agreement, dated August 17, 2021	10-Q	8/23/21	10.1
10.9	Form of Placement Agent Agreement between the Company and Aegis Capital Corp., dated August 17, 2021	10-Q	8/23/21	10.2
10.10	Form of Director Offer Letter, dated December 10, 2021, for Manuel A. Rodriguez and Frederick H. Tingberg, Jr.	8-K	12/13/21	10.1
10.11	Distribution Agreement between the Company and U.S. Supplies, Inc. dated December 10, 2021 *	10-K	4/15/2022	10.1
10.12	Exclusive Supplier Agreement between the Company and Concrete Products of The Palm Beaches, Inc., dated December 10, 2021. *	10-K	4/15/2022	10.12
10.13	Form of Transition Services Agreement, dated January 20, 2022 between the Company and Simon R. Kay	8-K	1/26/22	10.10
10.14	Employment Agreement dated March 25, 2022 for Simon R. Kay	8-K	3/31/22	10.1
14.1	Code of Ethics	10-K	4/5/12	14.1
21.1	List of subsidiaries of the Company	10-K	3/31/21	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1	Certification Pursuant to Section 1350				X
32.2	Certification Pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

Date: May 9, 2024

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jackie Placeres	Acting Interim Chief Financial Officer	May 9, 2024
Jackie Placeres

/s/ Ronald J. LoRicco, Sr.	Chairman of the Board & Acting Interim Executive Officer	May 9, 2024
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	May 9, 2024
Paul M. Sallarulo

/s/ Manuel A. Rodriguez	Director	May 9, 2024
Manuel A. Rodriguez

/s/ Frederick H. Tingberg Jr.	Director	May 9, 2024
Frederick H. Tingberg Jr.

/s/ Adam S. Falkoff	Director	May 9, 2024
Adam S. Falkoff

/s/ Sergio Salani	Director	May 9, 2024
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

