Form 10-Q
period 2024-03-31
BASANITE, INC.
filed 2024-05-24
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of May 17, 2024
Common Stock, $0.001 par value per share	260,156,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$3,791	$55,248
Accounts receivable, net	36,391	40,222
TOTAL CURRENT ASSETS	40,182	95,470

Lease right-of-use asset, operating	32,759	56,915
Fixed assets, net	370,309	402,271
TOTAL NON–CURRENT ASSETS	403,068	459,186

TOTAL ASSETS	$443,250	$554,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,789,184	$1,762,390
Accrued expenses	1,288,459	1,207,545
Due to shareholders	475,000	475,000
Notes payable	270,000	270,000
Notes payable - related party	1,828,000	1,750,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Lease liability - current portion	32,759	56,915
TOTAL CURRENT LIABILITIES	7,827,759	7,666,207

TOTAL LIABILITIES	7,827,759	7,666,207

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 260,156,796 and 259,156,796 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	260,157	259,157
Additional paid-in capital	48,905,681	48,891,681
Accumulated deficit	(56,550,347)	(56,262,389)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(7,384,509)	(7,111,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,250	$554,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2024	2023
Revenue
Products sales	$59,449	$115,118
Total cost of goods sold	4,259	19,751

Gross (loss) profit	55,191	95,367

OPERATING EXPENSES
Sales, general, and administrative	154,329	434,784
Total operating expenses	154,329	434,784

NET LOSS FROM OPERATIONS	(99,139)	(339,417)

OTHER INCOME (EXPENSE)
Interest expense	(188,819)	(129,037)
Total other income (expense)	(188,819)	(129,037)

NET LOSS	$(287,958)	$(468,454)

Net loss per share –
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding –
Basic	259,690,129	253,217,402
Diluted	259,690,129	253,217,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance January 1, 2024	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)

Stock-based compensation	—	—	1,000,000	1,000	14,000	—	15,000
Net loss	—	—	—	—	—	(287,958)	(287,958)

Balance March 31, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,550,347)	$(7,384,509)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287,958)	$(468,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	24,156	25,981
Depreciation	31,962	32,064
Stock-based compensation	15,000	64,226
Changes in operating assets and liabilities:
Prepaid expenses	—	26,336
Accounts receivable	3,831	(242)
Accounts payable and accrued expenses	107,708	258,009
Subscription liability	—	—
Lease liability	(24,156)	(22,812)

Net cash used in operating activities	(129,457)	(84,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	—	—
Proceeds from exercise of stock options	—	—
Proceeds from notes payable and notes payable related party	78,000	90,000
Repayments of notes payable and notes payable related party	—	(4,785)
Net cash provided by financing activities	78,000	85,215

NET INCREASE IN CASH	(51,457)	363

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,248	30,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,791	$30,703

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2024, and December 31, 2023, respectively, the Company reported:

•	an accumulated deficit of $56.6 million and $56.3 million;

•	a working capital deficiency of $7.8 million and $7.6 million; and

•	cash used in operations of $129.4 thousand

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase in the quarter ended March 31, 2021, and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. While the Company expects to expand its manufacturing capacity during 2025, based on our current limited manufacturing capacity there is no guarantee that orders will actually be received or that orders, if received, can be properly fulfilled.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the three months ended March 31, 2024 and 2023, respectively:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2023	2022
Expected price volatility	—	176.23%
Risk-free interest rate	—	5.63
Expected life in years	—	5
Dividend yield	—	—

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The Company had no inventory as of March 31, 2024 and December 31, 2023.

(E) Fixed assets

Fixed assets consist of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Computer equipment	$224,473	$224,473
Machinery	728,245	728,245
Construction in process	—	—
	931,438	931,438
Accumulated depreciation	(561,129)	(529,168)
	$370,309	$402,270

Depreciation expense for the three months ended March 31, 2024 was $31,962 compared to $32,064 for the three months ended March 31, 2023.

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

The following are potentially dilutive shares not included in the loss per share computation:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Options	1,277,778	1,477,778
Warrants	129,699,090	125,295,757
Convertible securities	8,016,068	8,016,068
Total	138,992,936	134,789,603

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant. The Company recognized $0 in stock-based compensation during the three months ended March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, the Company expensed $0, respectively for rent.

NOTE 4 – NOTES PAYABLE

Notes payable totaled $270,000 and $299,458 for March 31, 2024, and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, the Company made principal payments in the amount of $0 on notes payable.

Interest expense for the Company’s notes payable for the three months ended March 31, 2024 was $17,034 compared to $17,051 for the three months ended March 31, 2023.

Accrued interest for the Company’s notes payable on March 31, 2024 and December 31, 2023 was $176,664 and $159,630, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $1,828,000 March 31, 2024 and $1,750,000 December 31, 2023, respectively.

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

On January 9, 2024 the Company issued a promissory note to a board member in exchange for $23,000 bearing an interest rate of 20% per annum and payable on January 8, 2025.

On March 6, 2024 the Company issued a promissory note to a board member in exchange for $40,000 bearing an interest rate of 20% per annum and payable on March 5, 2025.

On March 21, 2024 the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 20, 2025.

Interest expense for the Company’s notes payable – related party for the three months ended March 31, 2024 and 2023 was $25,750 and $23,599, respectively.

Accrued interest for the Company’s notes payable - related party on March 31, 2023, and December 31, 2023, was $1,213,507 and $996,963, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on March 31, 2024, and December 31, 2023.

On August 3, 2020, the Company issued a secured convertible promissory note to certain investors in exchange for $ 1,000,000 in the aggregate bearing an interest rate of 20% per annum and payable in 6 months. The holder may convert the unpaid principal balance of the note into shares of restricted Common Stock at the conversion price equal to $0.275 per share, which conversion price was set with the consummation of the Company’s private placement of Units which closed on August 17, 2021. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all of the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $ 750,000 of the principal amount of this note. The Trust was created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco Sr., one of the members of the Company’s Board of Directors and is maintained by an independent trustee. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

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

Interest expense for the Company’s convertible notes payable – related parties for the three months ended March 31, 2024, was $107,218 and for the three months ended March 31, 2023, respectively.

Accrued interest for the Company’s convertible notes payable – related parties on March 31, 2024 and December 31, 2023, was $665,430 and $558,212, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2024, the Company issued 1,000,000 shares of common stock to our former CEO. The shares were valued at the closing stock price on the date of grant for a total value of $15,000 recorded in stock-based compensation.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2023	1,477,778	0.27	$—
Issued	—	0.27	—
Cancelled / Expired	—	0.27	—

Balance at December 31, 2023	1,477,778	$0.27	$—
Exercised	—	0.27	—
Cancelled / Expired	(2,000,000)	0.27	—
Balance at March 31, 2024	1,277,778	$0.27	$—

Options exercisable and outstanding at March 31, 2023 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	1,277,778	2.14	$0.27	—

See note 8.

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total	Weighted Average	Aggregate Intrinsic
	Warrants	Exercise Price	Value

Balance at January 1, 2023	139,555,757	$0.29	$150,667
Granted	2,000,000	0.29	—
Exercised	—	0.29	—
Cancelled	(16,260,000)

Balance at December 31, 2023	125,295,757	$0.29	$135,272
Granted	4,403,333	0.29	—
Balance at March 31, 2024	129,699,090	$0.29	$—

Warrants exercisable and outstanding at March 31, 2023 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	129,699,090	2.07	$0.29	$—
$0.51 - $1.00	—	0.85	$0.60	—
	129,699,090			$150,667

NOTE 10 – SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2024 and 2023, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2032 and filed with the SEC on April 15, 2024.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors and other disclosures contained in our Annual Report on Form 10-K for the period ended December 31, 2023.

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

Results of Operations

Revenue: We had revenue of $59,449 from sales of finished goods for the three months ended March 31, 2024, compared to $115,118 in the prior year. While the decrease in revenue in the year-over-year periods was relatively significant due to our manufacturing constraints and limited working capital.

Cost of goods sold: During the three months ended March 31, 2024, we had cost of sales of $4,258 compared to $19,751 in the prior year. We lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as limited manufacturing capabilities.

Operating Expenses

Sales, General, and Administrating Expenses: During the three months ended March 31, 2023, selling, general, and administrative were $129,071 compared to $429,714 in the prior year. The primary components of selling, general, and administrative expenses were as follows:

Payroll and related costs: During the three months ended March 31, 2024, payroll and related costs were $45,463 compared to $124,793 in the prior period. The decrease was due to the reduction of staff in 2023. The Company expects to return to a fully staffed operation by year end 2025.

Consulting fees: During the three months ended March 31, 2024, consulting fees were $0 compared to $49,615 in the prior period. The Company utilized financial consultants in the prior period in connection with its equity financing, management of the Company and fundraising.

Legal fees: During the three months ended March 31, 2023, legal fees were $36,235 compared to $6,155 in the prior period. Legal fees increased primarily due to ongoing matters in the current period.

Accounting and audit fees: During the three months ended March 31, 2024 accounting and audit fees were $30,000 compared to $22,155 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of March 31, 2024, we had an accumulated deficit of $56,525,090. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Net cash provided by (used in) operating activities amounted to $1,148,247 and 1,859,981 for the three months ended March 31, 2024 and 2023, respectively. The decrease in net cash provided by (used in) operating activities was primarily a result of an decrease in operational activities.

During the three months ended March 31, 2023, we used $450,000 net cash for investing activities compared to $900,000 used in the same period in the prior fiscal year. The decrease is largely due to costs associated with the operational activities of day-to-day activities.

We do not believe that our cash on hand as of March 31, 2024, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

Our management, under the supervision and with the participation of our Acting Interim Chief Executive Officer and our Acting Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through March 31, 2024.

During our assessment of the effectiveness of internal control as of March 31, 2024, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal control  was not effective as of March 31, 2024.

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

Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: May 24, 2024

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

