Form 10-Q
period 2024-06-30
BASANITE, INC.
filed 2024-08-14
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of August 14, 2024
Common Stock, $0.001 par value per share	260,156,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$62,177	$55,248
Accounts receivable, net	35,974	40,222
Prepaid Expenses	—	—
TOTAL CURRENT ASSETS	98,151	95,470

Lease right-of-use asset, operating	—	56,915
Fixed assets, net	339,486	402,271
TOTAL NON–CURRENT ASSETS	339,486	459,186

TOTAL ASSETS	$437,637	$554,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,791,088	$1,762,390
Accrued expenses	1,611,882	1,207,545
Due to shareholders	475,000	475,000
Notes payable	270,000	270,000
Notes payable - related party	1,953,000	1,750,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Lease liability - current portion	—	56,915
TOTAL CURRENT LIABILITIES	8,245,327	7,666,207

TOTAL LIABILITIES	8,245,324	7,666,207

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 260,156,796 and 259,156,796 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	260,157	259,157
Additional paid-in capital	48,905,681	48,891,681
Accumulated deficit	(56,973,528)	(56,262,389)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(7,807,690)	(7,111,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,637	$554,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Products sales – rebar	$146,340	$268,524	$86,891	$153,406

Total cost of goods sold	34,453	113,583	$30,194	93,832

Gross profit	111,887	154,941	56,697	59,574

OPERATING EXPENSES
Sales, general, and administrative	383,264	970,139	228,935	535,355
Total operating expenses	383,264	970,139	228,935	535,355

NET LOSS FROM OPERATIONS	(271,377)	(815,198)	(172,238)	(475,781)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	—	—	—
Liquidated damage - loan commitment	—	—	—	—
Miscellaneous income	—	—	—	—
Gain on settlement of payable	—	—	—	—
Impairment of fixed assets	—	—	—	—
Gain (Loss) on extinguishment of debt	—	—	—	—
Gain on Loan forgiveness	—	—
Interest expense	(439,762)	(273,107)	(250,943)	(144,070)
Total other income (expense)	(439,762)	(273,107)	(250,943)	(144,070)

NET LOSS	$(711,139)	$(1,088,305)	$(423,181)	$(619,851)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.002)

Weighted average number of shares outstanding - basic and diluted	259,156,796	253,884,069	260,156,796	251,488,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

					Additional		Total Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance January 1, 2024	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)
Stock-based compensation	—	—	1,000,000	1,000	14,000	—	15,000
Net loss	—	—	—	—	—	(287,958)	(711,139)
Balance March 31, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,550,347)	$(7,384,509)
Net loss	—	—	—	—	—	(423,181)	(423,181)
Balance June 30, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,973,528)	$(7,807,690)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2023	—	$—	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)
Stock based compensation	—	—	—	—	64,266	—	64,266
Net loss	—	—	—	—	—	(468,454)	(468,454)

Balance March 31, 2023	—	$—	253,217,402	$253,218	$47,497,620	$(54,561,464)	$(6,810,026)
Shares issued from subscription payable	—	—	3,939,394	3,939	1,296,061	—	1,300,000
Net loss	—	—	—	—	—	(619,581)	(619,581)
Balance June 30, 2023	—	$—	$257,156,796	$257,157	$48,793,681	$(55,181,315)	$(6,130,477)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three and six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(711,139)	$(1,088,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	56,915	49,092
Depreciation	62,785	64,043
Stock-based compensation	15,000	64,266
Changes in operating assets and liabilities:
Prepaid expenses	—	39,302
Accounts receivable	4,247	18,018
Accounts payable and accrued expenses	433,036	370,329
Subscription liability	—	—
Lease liability	(56,915)	(45,923)

Net cash used in operating activities	(196,070)	(529,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	—	—
Proceeds from exercise of stock options	—	—
Proceeds from notes payable and notes payable related party	203,000	560,000
Repayments of notes payable and notes payable related party	—	(29,243)
Net cash provided by financing activities	203,000	530,757

NET INCREASE IN CASH	6,930	1,579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,248	30,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,178	$31,919

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2024, and December 31, 2023, respectively, the Company reported:

•	an accumulated deficit of $56.9 million and $56.3 million;

•	a working capital deficiency of $7.8 million and $7.1 million; and

•	cash used in operations of $979.7 thousand

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase in the quarter ended March 31, 2021, and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. While the Company expects to retart its manufacturing during 2025, based on our current limited manufacturing capacity there is no guarantee that orders will actually be received or that orders, if received, can be properly fulfilled.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the three and six months ended June 30, 2024 and 2023, respectively:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Expected price volatility	—%	—%
Risk-free interest rate	—	—
Expected life in years	—	—
Dividend yield	—	—

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The Company had no inventory as of June 30, 2024 and December 31, 2023.

(E) Fixed assets

Fixed assets consist of the following:

	June 30,	December 31,
	2024	2023
Computer equipment	$203,193	$203,193
Machinery	728,245	728,245
	931,438	931,438
Accumulated depreciation	(591,952)	(529,167)
	$339,486	$402,271

Depreciation expense for the three and six months ended June 30, 2024 was $31,823 and $31,962 compared to $32,064 and 32,203 for the three and six months ended June 30, 2023.

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

The following are potentially dilutive shares not included in the loss per share computation:

	June 30,	December 31,
	2024	2023
Options	1,277,778	1,477,778
Warrants	121,552,663	125,295,757
Convertible securities	8,016,068	8,016,068
Total	130,846,509	134,789,603

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant. The Company recognized $0 and $15,000 in stock-based compensation during the three and six months ended June 30, 2024.

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

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation. During the three and six months ended June 30, 2024 and 2023, the Company incurred shipping and handling costs in the amount of $1926 and $2,075, compared to $350 and $6,666 respectively.

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

On December 31, 2022 the Company vacated the lease, as of this filing the Company has not entered into a new commercial lease for a manufacturing facility. The Company is actively engaged in a nationwide search to secure a manufacturing facility.

For the three and six months ended June 30, 2024, the Company expensed $3,000 and $6,000, compared to $0 respectively for rent.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – NOTES PAYABLE

Notes payable totaled $270,000 and $299,458 for June 30, 2024, and December 31, 2023, respectively.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The Company also issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has agreed to extend the due date of the note payable for a one-year extension, the new maturity date of the note payable is April 2, 2025.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable on October 9, 2022. The Company also issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has agreed to extend the due date of the note payable for a one-year extension, the new maturity date of the note payable is April 9, 2025.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable on October 16, 2022. The Company also issued a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.25 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has agreed to extend the due date of the note payable for a one-year extension, the new maturity date of the note payable is April 16, 2025.

During the three and six months ended June 30, 2024, the Company made principal payments in the amount of $0 on notes payable.

Interest expense for the Company’s notes payable for the three and six months ended June 31, 2024 was $20,100 and $37,134 compared to $17,051 and $34,102 for the three and six months ended June 30, 2023.

Accrued interest for the Company’s notes payable on June 30, 2024 and December 31, 2023 was $196,764 and $159,630, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $1,953,000 March 31, 2024 and $1,750,000 December 31, 2023, respectively.

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

On May 12, 2024 the Company issued a promissory note to a board member in exchange for $25,000 bearing an interest rate of 20% per annum and payable on May 11, 2025.

On June 26, 2024 the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on June 25, 2025.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2024 was $98,875 and $189,895, respectively.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2023 was $16,365 and $32,015,

Accrued interest for the Company’s notes payable - related party on June 30, 2023, and December 31, 2023, was $1,439,699 and $996,963, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on June 30, 2024, and December 31, 2023.

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

Interest expense for the Company’s convertible notes payable – related parties for the three and six months ended June 30, 2024, was $107,218 and $214,436.

Interest expense for the Company’s convertible notes payable – related parties for the three and six months ended June 30, 2023, was $107,218 and 344,902, respectively.

Accrued interest for the Company’s convertible notes payable – related parties on June 30, 2024 and December 31, 2023, was $773,073 and $558,212, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three and six months ended June 30, 2024, the Company issued 0 shares of common stock.

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2023	1,477,778	0.27	$—
Issued	—	0.27	—
Cancelled / Expired	—	0.27	—

Balance at December 31, 2023	1,477,778	$0.27	$—
Exercised	—	0.27	—
Cancelled / Expired	(2,000,000)	0.27	—
Balance at June 30, 2024	1,277,778	$0.27	$—

Options exercisable and outstanding at March 31, 2023 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	1,277,778	2.14	$0.27	—

See note 8.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total	Weighted Average	Aggregate Intrinsic
	Warrants	Exercise Price	Value

Balance at January 1, 2023	139,555,757	$0.29	$150,667
Granted	2,000,000	0.29	—
Exercised	—	0.29	—
Cancelled	(16,260,000)	—	—

Balance at December 31, 2023	125,295,757	$0.29	$135,272
Cancelled	(3,743,094)	0.30	—
Balance at June 30, 2024	121,552,663	$0.30	$39,443

Warrants exercisable and outstanding at March 31, 2023 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	121,552,663	2.07	$0.30	$39,443
$0.51 - $1.00	—	0.85	$0.60	—
	121,552,663			$39,443

NOTE 10 – SUBSEQUENT EVENTS

On July 30, 2024, Basanite Industries, Inc. (the “Company”) received a notice from OTC Markets Group Inc. (the “OTCQB”) indicating that the Company is not in compliance with certain OTCQB continued listing standards. Specifically, the Company has been informed that it does not meet the financial reporting requirements necessary to maintain its listing on the OTCQB market.

The notice indicates that the Company must cure the deficiencies outlined in the notice by October 28, 2024, to avoid being removed from the OTCQB marketplace. The specific deficiencies cited by the OTCQB include:

1.	Failure to Meet Minimum Bid Price: The Company's common stock has not maintained the minimum bid price required by OTCQB standards.

The Company is actively working to address these issues and is committed to regaining compliance within the specified time frame. The Company's management team is working on a plan to rectify the deficiencies. This plan may include, if necessary, a reverse split of the Company's common stock. Any such reverse split would reduce the Company’s authorized common shares proportionally with the issue and outstanding common shares. The Company can make no assurance or guarantees that it will be successful in its efforts.

Forward-Looking Statements

This Current Report on Form 8-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in these statements. These risks and uncertainties include, but are not limited to, the ability of the Company to file its Quarterly Report on Form 10-Q in a timely manner, the Company's ability to maintain compliance with OTCQB continued listing standards, and other factors described in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements, except as required by law.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and six months ended March 31, 2024 and 2023, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2032 and filed with the SEC on April 15, 2024.

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

Supply Chain

In the past year, supply chain shortages or delays have had an immaterial impact on our operations. Our raw material suppliers have maintained a consistent flow of goods which we expect to reengage when manufacturing capabilities are projected to restart in 2025. However, we might experience supply chain challenges in the future, which could harm our business and our results of operations.

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

Results of Operations

Revenue: We had revenue of $59,449 from sales of finished goods for the three and six months ended March 31, 2024, compared to $115,118 in the prior year. While the decrease in revenue in the year-over-year periods was relatively significant due to our manufacturing constraints and limited working capital.

Cost of goods sold: During the three and six months ended March 31, 2024, we had cost of sales of $4,258 compared to $19,751 in the prior year. We lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as limited manufacturing capabilities.

Operating Expenses

Sales, General, and Administrating Expenses: During the three and six months ended June 30, 2024, selling, general, and administrative were $228,935 and $339,486 compared to $535,355 and $970,139, respectively in the prior year. The primary components of selling, general, and administrative expenses were as follows:

Payroll and related costs: During the three and six months ended June 30, 2024, payroll and related costs were $54,554 and $45,463, respectively compared to $124,793 in the prior period. The decrease was due to the reduction of staff in 2023. The Company expects to return to a fully staffed operation by year end 2025.

Consulting fees: During the three and six months ended June 30, 2024, consulting fees were $0 compared to $82,500 in the prior period. The Company utilized financial consultants in the prior period in connection with its equity financing, management of the Company and fundraising.

Legal fees: During the three and six months ended June 30, 2024, legal fees were $36,235 and $61,344 compared to $6,155 in the prior period. Legal fees increased primarily due to ongoing matters in the current period.

Accounting and audit fees: During the three and six months ended June 30, 2024 accounting and audit fees were $6,000 and $30,000, respectively, compared to $22,155 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of June 30, 2024, we had an accumulated deficit of $56,973,531. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding proceeds from the sale of our securities, a recent related party equipment lease transaction and warrant and option exercises in 2022 and 2023, current working capital is very limited and our projected sales revenue (together with our limited working capital) are presently insufficient to maintain our current operations. In order to grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our expansion plans (which includes the finalization of our current manufacturing expansion plans and potential investments in other manufacturing facilities, as well as increased headcount necessary to operate our manufacturing at planned capacity) as well as our significant operating deficit while we seeking to scale our manufacturing capability, secure orders from known potential customers and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and uplist to a national exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure the required capital (whether through an underwritten uplist financing or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

Cash Flows

Net cash used in operating activities amounted to $196,071 for the and six months ended June 30, 2024 compared to $529,178 for 2023. The decrease in net cash provided by (used in) operating activities was primarily a result of a decrease in operational activities.

During the six months ended June 30, 2024 and June 30, 2023, we used $0 net cash for investing activities, respectively.

We do not believe that our cash on hand as of June 30, 2024, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

During our assessment of the effectiveness of internal control as of March 31, 2024, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal controls were not effective as of June 30, 2024.

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

Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: August 14, 2024

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

