Form 10-Q
period 2024-09-30
BASANITE, INC.
filed 2024-11-18
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

¨  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ¨ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ¨ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ¨ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of November 15, 2024
Common Stock, $0.001 par value per share	260,156,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$2,326	$55,248
Accounts receivable, net	39,532	40,222
Prepaid Expenses	—	—
TOTAL CURRENT ASSETS	41,858	95,470

Lease right-of-use asset, operating	—	56,915
Fixed assets, net	175,881	402,271
TOTAL NON–CURRENT ASSETS	175,881	459,186

TOTAL ASSETS	$217,739	$554,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,624,188	$1,762,390
Accrued expenses	1,857,875	1,207,545
Due to shareholders	475,000	475,000
Notes payable	270,000	270,000
Notes payable - related party	2,028,000	1,750,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Lease liability - current portion	—	56,915
TOTAL CURRENT LIABILITIES	8,399,421	7,666,207

TOTAL LIABILITIES	8,399,421	7,666,207

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 260,156,796 and 259,156,796 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	260,157	259,157
Additional paid-in capital	48,905,681	48,891,681
Accumulated deficit	(57,347,520)	(56,262,389)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(8,181,682)	(7,111,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,739	$554,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Products sales – rebar	$209,176	$317,664	$62,836	$49,140

Total cost of goods sold	65,579	167,223	31,127	53,640

Gross profit	143,597	150,441	31,709	(4,500)

OPERATING EXPENSES
Sales, general, and administrative	508,206	1,302,699	168,856	332,560
Total operating expenses	508,206	1,302,699	168,856	332,560

NET LOSS FROM OPERATIONS	(364,609)	(1,152,258)	(137,147)	(337,060)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	—	—	—
Liquidated damage - loan commitment	—	—	—	—
Miscellaneous income	—	—	—	—
Gain on settlement of payable	—	—	—	—
Impairment of fixed assets	(43,915)	—	(43,915)	—
Gain (Loss) on extinguishment of debt	—	—	—	—
Gain on Loan forgiveness	—	—
Interest expense	(676,607)	(435,636)	(192,930)	(162,529)
Total other income (expense)	(720,522)	(435,636)	(236,845)	(162,529)

NET LOSS	$(1,085,131)	$(1,587,894)	$(373,992)	$(499,589)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.002)

Weighted average number of shares outstanding - basic and diluted	260,156,796	259,156,796	260,156,796	259,156,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	(Deficit) Equity

Balance January 1, 2024	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)
Stock-based compensation	—	—	1,000,000	1,000	14,000	—	15,000
Net loss	—	—	—	—	—	(287,958)	(711,139)
Balance March 31, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,550,347)	$(7,384,509)
Net loss	—	—	—	—	—	(423,181)	(423,181)
Balance June 30, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,973,528)	$(7,807,690)
Net loss	—	—	—	—	—	(373,992)	(373,992)
Balance September 30, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(57,347,520)	$(8,181,682)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance January 1, 2023	—	$—	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)
Stock based compensation	—	—	—	—	64,266	—	64,266
Net loss	—	—	—	—	—	(468,454)	(468,454)

Balance March 31, 2023	—	$—	253,217,402	$253,218	$47,497,620	$(54,561,464)	$(6,810,026)
Shares issued from subscription payable	—	—	3,939,394	3,939	1,296,061	—	1,300,000
Net loss	—	—	—	—	—	(619,581)	(619,581)
Balance June 30, 2023	—	$—	$257,156,796	$257,157	$48,793,681	$(55,181,315)	$(6,130,477)
Net loss	—	—	2,000,000	2,000	—	(619,581)	(619,581)
Balance September 30, 2023	—	$—	$259,156,796	$259,157	$48,793,681	$(55,181,315)	$(6,130,477)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,085,131)	$(1,587,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	56,915	72,546
Depreciation	91,639	96,005
Stock-based compensation	15,000	97,205
Changes in operating assets and liabilities:
Prepaid expenses	—	51,889
Accounts receivable	690	(28,505)
Accounts payable and accrued expenses	646,880	517,297
Subscription liability	—	—
Lease liability	(56,915)	(39,367)

Net cash used in operating activities	(330,922)	(820,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	—	—
Proceeds from exercise of stock options	—	—
Proceeds from notes payable and notes payable related party	278,000	970,000
Repayments of notes payable and notes payable related party	—	(64,234)
Net cash provided by financing activities	278,000	905,766

NET INCREASE IN CASH	(52,922)	84,942

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,248	30,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,326	$114,573

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2024, and December 31, 2023, respectively, the Company reported:

•	an accumulated deficit of $57.3 million and $56.3 million;

•	a working capital deficiency of $8.8 million and $7.1 million; and

•	cash used in operations of $1.1 million

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase in the quarter ended March 31, 2021, and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. While the Company expects to restart its manufacturing during 2025, based on our current limited manufacturing capacity there is no guarantee that orders will actually be received or that orders, if received, can be properly fulfilled.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the three and six months ended September 30, 2024, and 2023, respectively:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Expected price volatility	—%	—%
Risk-free interest rate	—	—
Expected life in years	—	—
Dividend yield	—	—

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The Company had no inventory as of September 30, 2024, and December 31, 2023.

(E) Fixed assets

Fixed assets consist of the following:

	September 30,	December 31,
	2024	2023
Computer equipment	$69,221	$203,193
Machinery	728,245	728,245
	797,466	931,438
Accumulated depreciation	(621,585)	(529,167)
	$175,881	$402,271

Depreciation expense for the three and nine months ended September 30, 2024, was $28,855 and $91,639 compared to $31,962 and 100,670 for the three and nine months ended September 30, 2023.

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

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant. The Company recognized $0 and $15,000 in stock-based compensation during the three and nine months ended September 30, 2024.

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

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in the cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation.

During the three and nine months ended September 30, 2024 and 2023, the Company incurred shipping and handling costs in the amount of $0 and $551, compared to $350 and $9,221 respectively.

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

On December 31, 2022, the Company vacated the lease, as of this filing the Company has not entered into a new commercial lease for a manufacturing facility. The Company is actively engaged in a nationwide search to secure a manufacturing facility.

On January 1, 2023, the Company entered into an agreement to lease approximately 1,500 square feet of temporary office and manufacturing space. The lease concludes on December 31, 2024. The Company has the ability to extend the lease for an additional of twelve months.

For the three and six months ended September 30, 2024, the Company expensed $3,000 and $9,000, compared to $0 respectively for rent.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – NOTES PAYABLE

Notes payable totaled $270,000 and $299,458 for September 30, 2024, and December 31, 2023, respectively.

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

During the three and nine months ended September 30, 2024, the Company made principal payments in the amount of $0 on notes payable.

Interest expense for the Company’s notes payable for the three and nine months ended September 30, 2024 was $20,100 and $57,233 compared to $17,051 and $34,102 for the three and nine months ended September 30, 2023.

Accrued interest for the Company’s notes payable on September 30, 2024 and December 31, 2023 was $216,864 and $159,630, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $2,028,000 September 30, 2024 and $1,750,000 December 31, 2023, respectively.

On January 16, 2020, the Company entered into a demand note agreement with our Board Chairman, Michael V. Barbera, in the amount of $50,000. The note has a term of 6 months bearing an interest rate of 10% per annum. On April 13, 2020, an addendum was executed, changing the terms of the note to a convertible note payable bearing an interest rate of 12% per annum. Per the addendum, the principal and accrued interest is convertible at the option of the holder after June 5, 2020, at a 20% discount of that days’ closing price. See Note 6 for information regarding this convertible note payable – related party.

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

On August 31, 2022, the Company issued a promissory note to a board member in exchange for $37,000 bearing an interest rate of 10% per annum and payable on August 31, 2024.

On August 22, 2022, the Company issued a promissory note to a board member in exchange for $20,000 bearing an interest rate of 10% per annum and payable on August 22, 2024.

On August 22, 2022, the Company issued a promissory note to a board member in exchange for $5,000 bearing an interest rate of 10% per annum and payable on August 22, 2024.

On August 29, 2022, the Company issued a promissory note to a board member in exchange for $25,000 bearing an interest rate of 10% per annum and payable on August 29, 2024.

On August 29, 2022, the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on August 29, 2024.

On August 31, 2022, the Company issued a promissory note to a board member in exchange for $13,000 bearing an interest rate of 10% per annum and payable on August 31, 2024.

On September 9, 2022, the Company issued a promissory note to a board member in exchange for $60,000 bearing an interest rate of 10% per annum and payable on August 16, 2024.

On September 9, 2022, the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 9, 2022, the Company issued a promissory note to a strategic partner in exchange for $10,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 9, 2022, the Company issued a promissory note to a strategic partner in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 9, 2022, the Company issued a promissory note to an investor and advisor to the board, in exchange for $15,000 bearing an interest rate of 10% per annum and payable on September 9, 2024.

On September 22, 2022, the Company issued a promissory note to a board member in exchange for $42,500 bearing an interest rate of 18% per annum and payable on September 22, 2024.

On February 14, 2023, the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 20% per annum and payable on February 13, 2024.

On February 24, 2023, the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on February 23, 2024.

On March 3, 2023, the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 2, 2024.

On March 24, 2023, the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 23, 2024.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

On April 12, 2023, the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable on April 11, 2024.

On April 28, 2023, the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on April 27, 2024.

On May 12, 2023, the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on May 11, 2024.

On June 5, 2023, the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on June 4, 2024.

On July 25, 2023, the Company issued a promissory note to a board member in exchange for $200,000 bearing an interest rate of 20% per annum and payable on July 24, 2024.

On September 11, 2023, the Company issued a promissory note to a board member in exchange for $150,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

On September 11, 2023, the Company issued a promissory note to an advisor to the board in exchange for $50,000 bearing an interest rate of 20% per annum and payable on September 10, 2024.

On November 2, 2023, the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on November 1, 2024.

On December 12, 2023, the Company issued a promissory note to a board member in exchange for $75,000 bearing an interest rate of 20% per annum and payable on December 11, 2024.

On January 9, 2024, the Company issued a promissory note to a board member in exchange for $23,000 bearing an interest rate of 20% per annum and payable on January 8, 2025.

On March 6, 2024, the Company issued a promissory note to a board member in exchange for $40,000 bearing an interest rate of 20% per annum and payable on March 5, 2025.

On March 21, 2024, the Company issued a promissory note to a board member in exchange for $15,000 bearing an interest rate of 20% per annum and payable on March 20, 2025.

On May 12, 2024, the Company issued a promissory note to a board member in exchange for $25,000 bearing an interest rate of 20% per annum and payable on May 11, 2025.

On June 26, 2024, the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on June 25, 2025.

On August 13, 2024, the Company issued a promissory note to a board member in exchange for $25,000 bearing an interest rate of 20% per annum and payable on August 12, 2025.

On September 6, 2024, the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on September 5, 2025.

Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2024, was $109,503 and $297,720 respectively.

Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2023, was $55,167 and $113667, respectively.

Accrued interest for the Company’s notes payable - related party on September 30, 2024, and December 31, 2023, was $1,694,362 and $997,284, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on September 30, 2024, and December 31, 2023.

On August 3, 2020, the Company issued a secured convertible promissory note to certain investors in exchange for $ 1,000,000 in the aggregate bearing an interest rate of 20% per annum and payable in 6 months. The holder may convert the unpaid principal balance of the note into shares of restricted Common Stock at the conversion price equal to $0.275 per share, which conversion price was set with the consummation of the Company’s private placement of Units which closed on August 17, 2021. This note contains a negative covenant that requires the Company to obtain consent prior to incurring any additional equity or debt investments and is secured by all the assets of the Company. The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, Louis Demaio as Trustee (the “Trust”) is the holder of $ 750,000 of the principal amount of this note. The Trust was created by Richard A. LoRicco Sr. and Lucille M. LoRicco, who were the parents of Ronald J. LoRicco Sr., one of the members of the Company’s Board of Directors and is maintained by an independent trustee. Ronald J. LoRicco Sr. does not have voting or investment control of or power over the Trust but is an anticipated, partial beneficiary of the Trust.

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

Interest expense for the Company’s convertible notes payable – related parties for the three and nine months ended September 30, 2024, was $107,218 and $321,654.

Interest expense for the Company’s convertible notes payable – related parties for the three and nine months ended September 30, 2023, was $107,218 and 426,859 respectively.

Accrued interest for the Company’s convertible notes payable – related parties on September 30, 2024 and December 31, 2023, was $883,254 and $554,595, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

On August 17, 2021, the Company conducted the closing of a private placement offering to accredited investors of the Company’s units at a price of $0.275 per unit, with each unit consisting of: (i) one share of the Company’s common stock, (ii) a five-year, immediately exercisable warrant (“Warrant A”) to purchase one share of common stock at an exercise price of $0.33 per share and (iii) an additional five-year, immediately exercisable warrant to purchase one share of common stock at an exercise price of $0.33 per share (“Warrant B”). The Warrant A and Warrant B are identical, except that the Warrant B has a call feature in favor of the Company, as defined in the offering agreements. In connection with the closing, the Company entered into definitive securities purchase agreements with 19 accredited investors and issued an aggregate of 19,398,144 shares of common stock, Warrant A to purchase up to an aggregate of 19,398,144 shares of common stock, and Warrant B to purchase up to an aggregate of 19,398,144 shares of Common Stock (for an aggregate of 38,796,288 Warrant Shares), for aggregate gross proceeds to the Company of approximately $5,334,490. Costs of the offering in the amount of $611,603 were charged to additional paid in capital. As of December 31, 2022, the Company also accrued the amount of $386,759 as liquidated damages due to the investors in the Company’s August 2021 private placement, such liquidated damages being related to the Company’s failure to timely file a registration statement on Form S-1 for an underwritten public offering and concurrent listing of the Common Stock on a national exchange.

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three and nine months ended September 30, 2024, the Company issued 0 shares of common stock.

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2023	1,477,778	0.27	$—
Issued	—	0.27	—
Cancelled / Expired	—	0.27	—

Balance at December 31, 2023	1,477,778	$0.27	$—
Exercised	—	0.27	—
Cancelled / Expired	(2,000,000)	0.27	—
Balance at September 30, 2024	1,277,778	$0.27	$—

Options exercisable and outstanding at September 30, 2024 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	1,277,778	2.14	$0.27	—

See note 8.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total	Weighted Average	Aggregate Intrinsic
	Warrants	Exercise Price	Value

Balance at January 1, 2023	139,555,757	$0.29	$150,667
Granted	2,000,000	0.29	—
Exercised	—	0.29	—
Cancelled	(16,260,000)	—	—

Balance at December 31, 2023	125,295,757	$0.29	$135,272
Cancelled	(3,743,094)	0.30	—
Balance at September 30, 2024	121,552,663	$0.30	$39,443

Warrants exercisable and outstanding at September 30, 2024 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	121,552,663	2.21	$0.30	$39,443
$0.51 - $1.00	—	0.85	$0.60	—
	121,552,663			$39,443

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

The Company is actively working to address these issues and is committed to regaining compliance within the specified time frame. The Company's management team is working on a plan to rectify the deficiencies. This plan may include, if necessary, a reverse split of the Company's common stock. Any such reverse split would reduce the Company’s authorized common shares proportionally with the issue and outstanding common shares. The Company can make no assurance or guarantee that it will be successful in its efforts.

In October 2024, the Company granted three advisors to the Company and its Interim Chief Executive Officer options to purchase an aggregate of 25,000,000 shares of common stock. These options have a term of five years and are exercisable at $.0275 per share. A description of the 5,000,000 options granted to the Company’s Interim Chief Executive Officer is described under Item 5.02. One of the three advisors received five-year options to purchase 10,000,000 common shares which vest 3,000,000 on October 2, 2024, 3,000,000 which vest upon the completion of $1 million of aggregate financing and an additional 4,000,000 upon the anniversary of the first 90-day period that the Company achieves operational break even as defined in the Advisory Agreement. A second advisor received five-year options to purchase 2,500,000 shares which vest 1,250,000 shares on October 2, 2024, and the remaining 1,250,000 options vest upon the completion of a minimum of $1,000,000 of aggregate financing into the Company. The third advisor received five-year options to purchase 7,500,000 shares which vest 3,750,000 shares on October 2, 2024 and the remaining 3,750,000 options vest upon the completion of a minimum of $1,000,000 of aggregate financing into the Company. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended. There were no commissions paid in connection with the issuance of any of the options.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

On October 2, 2024, Ali Manav agreed to become the Acting Chief Executive Officer of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Manav has been performing advisory services to our Company since September 1, 2024. Mr. Manav’s services to the Company will be at a monthly fee of $17,250 plus expenses approved by the Chairman. The monthly fee of $17,250 will be deferred and accrued until such time as $1,000,000 is raised by the Company and at which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Manav his monthly fee on the first day of each month through June 2025. Mr. Manav also received options to purchase 5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.5 million options immediately upon the execution of his engagement agreement, 1.5 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 2 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Manav received $25,000 upon execution of the engagement letter for work conducted in September of 2024. As an independent contractor, Mr. Manav is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Manav mutually agree on an extension.

On October 2, 2024, Steve Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. The monthly fee of $12,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Heard his monthly fee on the first day of each month through June 2025. Mr. Heard also received options to purchase 2.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.25 million options immediately upon the execution of his engagement agreement, 1.25 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025 unless the Company and Mr. Heard mutually agree on an extension.

On October 2, 2024, Maxwell J. Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. The monthly fee of $12,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Heard his monthly fee on the first day of each month through June 2025. Mr. Heard also received options to purchase 2.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.25 million options immediately upon the execution of his engagement agreement, 1.25 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025 unless the Company and Mr. Heard mutually agree on an extension.

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

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and six months ended March 31, 2024 and 2023, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2023 and filed with the SEC on April 15, 2024.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements are based on our management’s beliefs, assumptions, and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events, or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to the timing for our planned manufacturing expansion, the benefits of our products, customer leads, product sales, financings, or the commercial viability of, and prospects for, our business model. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events (including, without limitation, those related to our planned manufacturing capacity expansion and our sales and marketing initiatives) could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially and adversely from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of significant risks and uncertainties, including, without limitation, those described from time to time in our reports filed with the SEC.

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

Inflation & Interest Rate Sensitivity

In the past fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021, throughout 2022 and into 2023, the U.S. economy has entered a period of increasing inflation. Should inflation persist or increase, interest rates rise and could have a significant effect on the economy in general and, thereby, could affect prices for raw materials we use, demand for our products, our ability to attract and retain skilled labor and our future operating results.

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

Results of Operations

Revenue: We had revenue of $62,836 and $209,176 from sales of finished goods for the three and nine months ended September 30, 2024, compared to $49,140 and 317,664 in the prior year. The increase in revenue in the year-over-year periods was due to our manufacturing constraints and limited working capital and a shift in the product families sold to our customer base.

Cost of goods sold: During the three and nine months ended September 30, 2024, we had cost of sales of $31,127 and $65,579 compared to $53,640 and $167,223 in the prior year. We lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as limited manufacturing capabilities.

Operating Expenses

Sales, General, and Administrating Expenses: During the three and nine months ended September 30, 2024, selling, general, and administrative were $168,856 and $508,205 compared to $332,560 and $1,302,699, respectively in the prior year. The primary components of selling, general, and administrative expenses were as follows:

Payroll and related costs: During the three and nine months ended September 30, 2024, payroll and related costs were $54,554 and $86,223, respectively compared to $134,793 in the prior period. The decrease was due to the reduction of staff in 2023. The Company expects to return to a fully staffed operation by year end 2025.

Consulting fees: During the three and nine months ended September 30, 2024, consulting fees were $0 compared to $229,615 in the prior period. The Company utilized financial consultants in the prior period in connection with its equity financing, management of the Company and fundraising.

Legal fees: During the three and nine months ended September 30, 2024, legal fees were $22,716 and $84,060 compared to $135,072 in the prior period. Legal fees increased primarily due to ongoing matters in the current period.

Accounting and audit fees: During the three and nine months ended September 30, 2024, accounting and audit fees were $12,000 and $42,000, respectively, compared to $80,180 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of September 30, 2024, we had an accumulated deficit of $57,347,523. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding proceeds from the sale of our securities, a recent related party equipment lease transaction and warrant and option exercises in 2022 and 2023, the current working capital is very limited and our projected sales revenue (together with our limited working capital) are presently insufficient to maintain our current operations. In order to grow our manufacturing and sales and marketing operations and reach the level of revenue sufficient to provide positive cash flow, we require significant funding of both our expansion plans (which includes the finalization of our current manufacturing expansion plans and potential investments in other manufacturing facilities, as well as increased headcount necessary to operate our manufacturing at planned capacity) as well as our significant operating deficit while we seeking to scale our manufacturing capability, secure orders from known potential customers and introduce our products to new customers. We will attempt to raise this capital through third party financing, including potential private or public offerings of our securities (including a potential underwritten offering and uplist to a national exchange) as well as bridge or other loan arrangements. However, there is a material risk that we will be unable to secure the required capital (whether through an underwritten uplist financing or otherwise) at all or that the terms of such required financing may be available or acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured. If we are unable to secure funding when needed, our results of operations may suffer, and our business may fail.

Cash Flows

Net cash used in operating activities amounted to $1,114,570 for the three and nine months ended September 30, 2024 compared to $2,147,896 for 2023. The decrease in net cash provided by (used in) operating activities was primarily a result of a decrease in operational activities.

During the nine months ended September 30, 2024 and September 30, 2023, we used $0 net cash for investing activities, respectively.

We do not believe that our cash on hand as of September 30, 2024, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

During our assessment of the effectiveness of internal control as of March 31, 2024, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal controls were not effective as of September 30, 2024.

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

On or about October 2023, the Company was served notice of a pending matter of litigation with GS Capital Partners of New York regarding the liquidated damages fees from the 2021 PIPE investment. This matter is presently pending in the New York Superior Court. As of this filing the matter remains unresolved.

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

Trading Plans

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: November 18, 2024

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

