Form 10-K
period 2024-12-31
BASANITE, INC.
filed 2025-03-31
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,850,725 on June 30, 2024 based upon common shares held by non-affiliates at a closing price of $0.01 per share on June 28, 2024.

On March 28, 2025, the issuer had 260,156,796 shares of common stock outstanding.

BASANITE, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve assumptions, significant known and unknown risks, uncertainties and other factors (many of which may be out of our control), which may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. In addition, our management may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our website. Such statements are similarly subject to the same assumptions, risks, uncertainties and other factors.

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

The following list of important risk factors and uncertainties is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our extremely limited cash resources and resulting doubt regarding our ability to continue as a going concern;

•	the early-stage nature of our company, including our limited manufacturing capacity;

•	factors that impair our ability to commence meaningful revenue generating operations, including our ability to raise needed capital, obtain market acceptance of our products and attract and retain customers;

•	the amount and timing of required operating costs and capital expenditures related to the maintenance and expansion of our business operations and infrastructure;

•	our ability to secure and maintain key channel partners, including suppliers of raw materials and marketing and distribution partners;

•	our dependence on key personnel;

•	our ability to comply with applicable laws, rules and regulations and changes in laws, rules and regulations that affect our operations and the demand for our products;

•	the long- and short-term impact of the inflation and interest-rate increases may have on our industry;

•	our ability to address and adapt to competition effectively, in particular competition with larger, more established companies;

•	the impact on our operations of general economic conditions and those economic conditions specific to the construction industry;

•	volatility in prices for raw materials; and

•	the impact of natural disasters, catastrophes, pandemics, theft, or sabotage, including hurricanes given our location in South Florida, for which we may have no or inadequate insurance.

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

Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

SUMMARY OF RISK FACTORS

Investing in our common stock is highly speculative and involves a significant degree of risk. You should carefully consider the risks and uncertainties discussed under the section titled “Risk Factors” elsewhere in this Annual Report before making a decision to invest in our common stock. Certain of the key risks we face include, without limitation:

•	We have a history of operating losses and may never achieve significant revenues or cash flow positive or profitable results of operations.

•	We have a limited operating history and we have incurred net losses in the past and expect to incur additional losses in the future.

•	There is substantial doubt about our ability to continue as a going concern.

•	We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

•	We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We are seeking to raise an estimated 6 million dollars of private and /or public financing. We may not be able to obtain additional capital on commercially reasonable terms, if at all, which could adversely affect our liquidity and financial position.

•	We have identified material weaknesses in our internal control over financial reporting.

•	We expect to derive a substantial portion of our future revenue from sales of BasaFlex and other BFRP products, which leaves us reliant on the commercial viability of such products.

•	We may be unable to produce BasaFlex and other BFRP products as the Company exited its previous Pompano Beach facility on December 31, 2022, but is currently engaged in searching for a new facility to host its operational and manufacturing activities. As of December 31, 2024, the Company continues to seek a facility to produce products and return to normal operations.

•	We currently have very limited employee resources as all but two employees remain active in their employment with the Company.

•	We may be unable to develop the manufacturing capability and infrastructure necessary to achieve the potential sales growth.

•	Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

•	Our sales and marketing efforts may not be successful.

•	We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

•	Our independent directors and executive officers have limited experience in the management of public companies, which poses a risk for us from a corporate governance perspective.

•	We compete with larger, more established companies, and our size and stage of development creates a significant risk for us in our ability to compete.

•	Our inability to comply with numerous regulatory requirements that govern our industry could harm our business.

•	We are dependent on the availability of basalt fiber and other raw materials.

•	Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

•	Changes in the global, national, and local economic environment impacting the construction industry may lead to declines in the construction industry and the demand for our products by our customers.

•	Volatility in prices for raw materials may materially, adversely impact our prices.

•	There may be legacy issues (including potential liabilities) arising from or associated with prior management and prior business operations, including potential litigation.

•	There is a risk that we may not be able to consummate our contemplated private and/or public financing.

•	Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

•	The holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

•	The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 40% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

•	The number of shares of our common stock issuable upon the exercise outstanding warrants and options is substantial.

•	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

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

While we believe our products have significant market potential and have begun to gain some acceptance in the market (as evidenced by the beginning of revenue growth which occurred in 2021 and continued in 2022 and 2023. We are currently conducting relatively limited operations due to lack of adequate funding and the need for a transition period to move our facilities to Ohio. We are working to secure additional funding of approximately six   million dollars to have a new manufacturing capacity to meet what we believe will be demand for our products, but until such funding is obtained, there will remain substantial doubt regarding our ability to continue as a going concern.

We were formed as a Nevada corporation in 2006 under the name “Nevada Processing Solutions, Inc.” and entered our current BFRP business in 2017.

Our Products

BFRP is a UV-stable, chemical, acid and moisture resistant material is sustainable and environmentally friendly and has been engineered to replace steel as it never rusts, addressing the industry’s current corrosion issues. BasaFlex™ BFRP rebar is a corrosion proof, chemical, acid and moisture resistant material, as well as being sustainable and environmentally friendly. BasaFlex™, unlike alternative fiber reinforced polymer (“FRP”) products, was designed and engineered to replace steel in certain structures and applications. Since it is rustproof, BasaFlex™ directly addresses the construction industry’s current issues with reduced structure lifecycles due to corrosion.

Each of our products is specifically designed to extend the lifecycle of concrete products by eliminating “concrete spalling.” Spalling results from the steel reinforcing materials embedded within the concrete member rusting (contrary to popular belief, concrete is porous, and water can permeate into concrete). Rusting leads to the steel expanding and eventually causing the surrounding concrete to delaminate, crack, or even break off, resulting in potential structural failure. We believe that each of our products addresses this important need, along with other key requirements in today’s construction market, and that the following attributes of BasaFlex™ provide it with competitive advantages in the marketplace:

•	BasaFlex™ never corrodes: whereas steel reinforcement products rust, leading to spalling and significant repair costs down the road;

•	BasaFlex™ is sustainable: BasaFlex™ is made from Basalt rock, the most abundant rock found on Earth’s surface, and offers a longer product lifecycle than traditional steel (the lack of corrosion allows the life span of concrete products reinforced with BasaFlex to be significantly longer);

•	BasaFlex™ is “green”: From mining, through production, to installation at the building site, BasaFlex™ has an exceptionally low carbon footprint when compared with that of steel; and

•	BasaFlex™ has a lower in-place cost: the physical nature of our products relative to steel result in a lower net cost to the contractor once installed, such as: BasaFlex™ is one-quarter (1/4th) of the weight of equivalent sized steel, meaning four (4) times the quantity of material can be delivered by the same truck (or container); all Basanite products can be loaded/unloaded and moved around the jobsite by hand – no expensive handling equipment is needed; less concrete is required as BasaFlex™ does not require the extra concrete cover needed when using steel; and Basanite products are safer and easier to use. We believe all these factors materially reduce the net in-place cost of concrete reinforcement.

•	BasaMix™ is designed to help absorb the stresses associated with early-aged plastic shrinkage and settlement cracking in concrete, as well as providing an increased toughness for enhanced reinforcement in Slab on Grade (SOG) and precast elements. BasaMix™ also serves in a “system approach” for optimum performance of a concrete element when used in conjunction with our BasaFlex™ rebar.

•	BasaMesh™ is designed for secondary and temperature shrinkage reinforcement. BasaMesh™ can also work in conjunction with the BasaFlex™ rebar or BasaMix™ for a total reinforcement program.

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

We believe we are well positioned to benefit from this renewed focus, particularly considering the interest of the U.S. government in funding infrastructure improvements (notably the passage of the $1.2 billion Infrastructure Investment and Jobs Act in November 2021) and events such as the tragic collapse of a residential building in Surfside, Florida in mid-2021.

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

During both the third and fourth quarters of 2020, BI continued research, and development work on BasaFlex™, with the goal of increasing its performance results in the category of modulus. While the baseline version easily met the required industry standard for FRP rebar, we have expanded goals for BasaFlex™ to be able to replace steel rebar in a broader range of applications than the current industry standard allows for. After extensive internal development and testing, a complete test set of bar sizes #3-#8 of an enhanced version of BasaFlex™ was submitted to the University of Sherbrooke (near Montreal, Canada) for lab testing. Sherbrooke, led by renowned materials scientist Dr. Brahim Benmokrane, is the world recognized leader in testing FRP products for concrete reinforcement. In February of 2021, Basanite obtained very promising results on the upgraded BasaFlex™ from the Sherbrooke lab, including best in class performance results in both tensile and modulus strength. Following on from this success, we had been working with multiple customers and design professionals to select BasaFlex™ as an alternative to steel in a broader range of applications. These efforts have more recently included work with CPPB and USS (each as defined below) and our board members Manuel A. Rodriguez and Frederick H. Tingberg, Jr. (who joined our Board of Directors in December 2021 as described below), all of whom have introduced us to their contacts within the construction industry and have worked to promote our products.

Early in 2021, we contracted with an independent software company to develop BasaPro™, a design software specifically for use with BasaFlex™. This development effort has been completed, and the software is operational. BasaPro™ allows both our engineers and engineers of record (EOR) to easily compare engineering designs with steel and the same designs with the recommended use of BasaFlex™ in typical concrete applications. It allows for both the conversion to BasaFlex™ from steel in existing concrete designs and for original designs using BasaFlex™ and is based upon the application of industry standards ACI 440 (Guide for the Design and Construction of Structural Concrete Reinforced with Fiber-Reinforced Polymer (FRP) Bars) and ACI 318 (Building Code Requirements for Structural Concrete) using structural steel. BasaPro™’s software outputs include all the calculations using independent test results and pictorial design work in conjunction with applicable building codes. This means we can now communicate with the design community in their own language.

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

Recent Developments

None.

Industry Background and Current and Proposed Customers

We are focused on the construction industry, more specifically on introducing composite products for the reinforcement of concrete and secondarily for asphalt. According to Grandview Research, the annual concrete reinforcement market in the U.S. is estimated to be approximately $9.4 billion. This market is very established and resistant to change; however, the reinforcement of concrete using traditional steel products and methods has proven to be problematic. Almost every concrete building and foundation in the world was originally built using steel reinforcement. Steel is a long-time proven product for these applications, but it has an inherent problem: it corrodes (rusts) and degrades when exposed to air and water. Every steel reinforcing bar (or rebar) ever used is in some form of degradation due to corrosion. This corrosion leads the concrete to de-bond from the reinforcement, crack, and ultimately fail: the process is called “spalling.” This corrosion problem has been recognized by the governing bodies to the point that they have written into code a definition of the “acceptable” amount of corrosion on steel rebar prior to its use. Regardless, the bar continues to rust and ultimately this leads to costly maintenance, initially with repairs and eventually replacement over the lifetime of the structure. Addressing this problem is our key focus and value proposition – all our products are essentially corrosion proof. In addition, we believe our disruptive alternative to steel reinforcement also offers greater strengths, giving the end-user alternatives for concrete reinforcing elements that will never require maintenance or replacement for as much as 100 years or more.

Our customer base is a mix of the design-build community and government agencies who can specify our products, and wholesalers (distributors), contractors and concrete producers who will use and sell our products.

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

Suppler Agreement with CPPB

In December 2021, we entered into the Supplier Agreement with CPPB, who as a result became a significant customer. Under the terms of the Supplier Agreement, until December 31, 2022, we will sell products to CPPB at an agreed upon discounted price to the price of steel reinforcing bar (such price for steel rebar being first obtained by CPPB via a competitive third-party quote). We have agreed to this special pricing to offer CPPB the opportunity, for a one-year period, to incorporate our BFRP products into CPPB’s concrete products, and to offer these combined (and we believe improved) products to construction projects at pricing competitive to prevailing steel reinforcing bar. We believe this collaborative approach with CPPB will result in both an acceleration of the process to gain regulatory and other required approvals by applicable third parties (including government agencies) for inclusion in construction projects, as well as an acceleration of market recognition of our products. Commencing January 1, 2023, we will sell our products to CPPB in accordance with an agreed upon fee schedule based upon our prevailing prices for the products. Such pricing may be amended from time to time with the mutual prior consent of the parties.

Under the terms of the Supplier Agreement, we are responsible for the engineering conversion calculations required to modify CPPB’s product designs from using steel rebar to using BasaFlexTM BFRP reinforcement. This will be accomplished using our BasaProTM proprietary software, with a required review by a Florida licensed professional engineer. CPPB is responsible, among other matters, for taking all necessary steps to obtain product clearance, validation, importation authorization and any product approvals, regulatory licenses, or other approvals, permits or material authorizations as may be required by any governmental agency or authority with respect to the importation, marketing, distribution, sale and use of its concrete products incorporating our products. We believe that the combined efforts of our company and CPPB will also accelerate the qualification of our products for government and other contracts and help gain the acceptance of our products for these contracts.

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

While we have generated relatively little revenue to date, we continue to receive inquiries from a range of customers about our products, indicating what we believe is a high level of market interest for BasaFlex.

Manufacturing

We previously leased a fully permitted, 36,900 square foot facility located in Pompano Beach, Florida equipped with five customized, Underwriters Laboratories approved, Pultrusion manufacturing machines for BasaFlex™ production, plus other composite manufacturing equipment. Each Pultrusion machine had up to two linear production lines (we used one or two lines per machine depending on rebar size – giving a maximum capacity of 10 manufacturing lines). Depending on our manufacturing needs in the future, we have and may continue to explore alternative or additional manufacturing or corporate facilities. As of December 31, 2022, we no longer operate nor manufacture in our previous Pompano Beach facility. We are engaged in a continued search for a new manufacturing facility as of December 31, 2024.

To satisfy what we perceive the market interest for BasaFlex™ to be, and to address potential large-scale customers like CPPB, we need to significantly accelerate obtaining a new manufacturing facility in Ohio with sufficient manufacturing capacity for our short term and long term needs. Our current goal is to locate a new manufacturing facility in Ohio and restart our manufacturing operations and ultimately to reach a plant production capacity exceeding 73,000 linear feet per day per day on a two-shift basis (which would be 3 times our previous capacity). To accomplish these goals, we have designed and developed customized pultrusion equipment which offers significantly increased capacity in the same footprint as our current equipment. Our new technology manufacturing system, named BasaMax™, has been specifically designed for the manufacture of BasaFlex™ using our patent pending process. Two versions of this equipment have been designed, and these will not only offer double the capacity of our current equipment (per machine), but also each will run at faster and more efficient rates. A prototype was completed in late 2020 thorough testing in our previous Pompano facility, including initial production runs, and is currently undergoing modifications and upgrades to the final production configuration. As of December 31, 2024, the company engaged to complete the upgrades and completion of the protype, Upstate Custom Products has not delivered on the completion of the project. See legal disclosure for more information regarding this matter under “Item 3” below.

Based on this trial, we are planning a two-phase plant expansion over the course of three years, eventually including a total of ten pultrusion machines. Our goal, subject to raising sufficient funding, of about 6 million dollars is to have the first set of five of the new machines installed and be operational by the end of 2025, pending ongoing litigation with Upstate Custom Products may hinder this timetable, and to install and have operational five more, along with additional custom manufacturing equipment, by the fourth quarter of 2027 providing sales dictate. This would create the opportunity for Basanite to ultimately reach our production level target for the new facility by the close of 2028.

Competition

The competitive landscape for concrete reinforcement is intense and can generally be divided into two categories: steel reinforcement, the incumbent from its beginnings in the nineteenth century, and alternative fiber reinforced polymer (FRP) reinforcement, which is gaining traction globally but remains a relatively new concept in North America. There is reinforcement of some type in most every cubic yard of concrete that is poured, and steel rebar producers are present in every major North American city. In contrast, there are only a handful of FRP manufacturers, and these can be segmented into 3 major types of FRPs used in construction rebar: carbon, fiberglass and basalt. We believe BFRP has a wider application temperature range, higher oxidation resistance, higher radiation resistance, higher compression strength and higher shear strength than its previously noted contemporaries. We believe it also represents the best value proposition.

We believe our major competitors in the BFRP space specifically include, Neuvokas, Kodiak, Armastek, Galen, Sudaglass and several manufacturers based in China. Other, non-basalt FRP competitors include Owens Corning/Mateen, Liberty, American Fiberglass Rebar, Tuf-Bar, Pulltrall and Pultron. As noted, BFRP is relatively new in the U.S., and thus we also compete with major international providers of traditional steel rebar. Given the early stage of our company, we believe all our competitors are larger, more established, and more financially stable than our company.

Sources of Raw Materials

The sourcing of our raw materials is a primary focus for our management. It is incumbent upon us to pre-plan our requirements prior to, and in conjunction with, our actual growth and developing an understanding of manufacturing lead-times and other obstacles that may restrain the flow of our established supply chain. Our current suppliers are aware of our aggressive plans for growth and are committed to helping us achieve those plans by adding capacity and developing/expanding long-term agreements, with commitments for growth. Our principal supplier for basalt continuous fiber roving (which is a key component of BasaFlex) is BWF. Our principal suppliers for resin matrix ingredients are Aalchem, Phlex-Tek, Lindau Chemical and Cabot Labs.

Sales and Marketing

We primarily utilize third party distribution partners (such as USS, as described further below) to market and sell our products, with a small amount of direct marketing business that isn’t typically covered by distribution arrangements (such as one-off technology-driven segments in the construction industry such as ultra-high-performance concrete, engineered cementitious composite concrete or geopolymer concrete). We also can generate sales through private label arrangements for larger companies as well as export sales. As part of our distribution-focused marketing efforts, we focus on design-build companies, engineering, and architectural firms, as well as military, federal, state and local government agencies to drive material acceptance and specification approvals. We have secured multiple independent representatives and distributors to date, as detailed in the graphic below, with plans to enter arrangements to secure additional geographic coverage. We’ve also contracted with other representatives to bring our products and message to other parts of the world.

Distribution Agreement with USS

In December 2021, we entered into a Distribution Agreement with USS. Under the terms of the Distribution Agreement, we are responsible for providing engineering conversion calculations when required by USS for targeted construction projects. The conversion calculations support the use of BasaFlex™ BFRP rebar reinforcement, both in new designs or to replace steel reinforcement in existing designs. This engineering work will also be accomplished through the use of the BasaPro™ proprietary software, with a required review by a Florida licensed professional engineer. USS is responsible for, among other matters, obtaining any required import or export licenses necessary for us to ship our products, including certificates of origin, manufacturer's affidavits, and a U.S. Federal Communications Commission's identifier, if applicable and any other licenses required under US or foreign law.

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

Intellectual Property

Currently, we have a patent pending application with the USPTO for BasaFlex™, and plan to augment our intellectual property portfolio with other novel products, processes, and equipment. Additionally, we have secured registered trademarks on our company name as well as our key product names, including BasaMax™, BasaFlex™; BasaMix™; BasaMesh™ and BasaWrap™, with the near-term intent to secure BasaPro, and BasaLinks. These trade names represent our BFRP proprietary manufacturing machines, Rebar, Basalt Chopped Fiber, BFRP Geogrid Mesh, Basalt Reinforcing Wrap Kit, Software Program, Proprietary Pultrusion Equipment and Configured BFRP Shapes respectively.

Government Regulation

Fiber reinforced polymer rebar is subject to various testing and certifications from various private and public entities, such as the Federal and State Departments of Transportation, the ISO (the International Organization for Standardization) and the US Army Corps of Engineers, to satisfy regulatory requirements for manufacturing and use as concrete reinforcement. The American Concrete Institute (ACI), ASTM (formerly the American Society for Testing and Materials) and the International Code Council (ICC) have very specific testing regimen for FRP materials and strict guidelines regarding the acceptance criteria and certification process. It includes not only the products themselves, but the facility, the manufacturing equipment, and the quality control measures used in the process as part of the overall approval. The testing protocols are very expensive and run approximately $30,000 per bar size for the fully required testing protocols. However, once the products have met all the federal, state and local building code requirements, we believe doors will open for a myriad of other applications and opportunities. There is no guarantee, however, that we will be able to secure such approvals and certifications in the future. Furthermore, we are dependent on third party independent groups, such as university laboratories and other certifying bodies, to obtain approvals and certifications. Inability to secure approvals and certifications could materially harm our ability to generate revenue.

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

We also are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of hazardous materials, substances, and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently, and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew, environmental permits. Certain of these environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous waste for disposal, notwithstanding that the original disposal activity accorded with applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault. In addition, our operations could in the future be subject to regulations related to climate change.

We have incurred and, if our business grows, we will continue to incur costs to comply with the requirements of health and safety, transportation, and environmental laws, ordinances, and regulations. These requirements could become more stringent in the future, and compliance costs may be material and places restrictions on our business that we will be required to manage.

Employees and Consultants

Our employees are essential to our purpose in creating an innovative, sustainable, productive, and extended future; our culture, values, teamwork, and innovation; and our strategy and execution. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of various backgrounds and experiences. In attracting a diverse workforce, we stress the teamwork approach as well as the life work balance philosophy. Our workforce needs are highly technical, with most of our employee’ needs focused on working in engineering, technical and financial roles. As of December 31, 2024, we had two full-time employees, all of which are employed for the continuing operations. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

As of December 31, 2024, our employees had the following gender demographics:

	Women	Men
All employees	50%	50%
Engineers	—%	—%
Finance	100%	—%
Manufacturing	—%	100%
People Managers	—%	—%
Individual Contributors	—%	—%

At December 31, 2024, our employees had the following race and ethnicity demographics:

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

Since the inception of current business in 2017, we have generated minimum revenues, have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2024, and 2023 we reported net losses of $1,729,396 and $2,169,379 respectively, and negative cash flow from operating activities of $1,184,677 and $3,811,627, respectively. As of December 31, 2024, we had an aggregate accumulated deficit of $57,991,785 and $56,262,389 in 2023, respectively. We anticipate that we will continue to report losses and negative cash flow. There is therefore a risk that we will be unable to operate our business in a manner that generates positive cash flow or profit, and our failure to operate our business profitably would damage our reputation and stock price.

We have extremely limited cash resources with which to operate our business, and we may have difficulty in raising capital and may consume resources faster than expected.

We presently have extremely limited cash resources to meet our current or future capital requirements. We do not expect to generate significant revenues for the foreseeable future, and we may not be able to raise the funds estimated at six million    dollars we require immediately or the funds we may require in the future, which would leave us without resources to continue our operations. We have faced difficulties recently in raising needed capital and may continue to have difficulty raising needed capital in the near or longer term because of, among other factors, the very early stage of our business plan. Further, we may consume any available cash resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our businesses.

There is substantial doubt about our ability to continue as a going concern.

We have generated nominal revenues to date in our current BRFP business model and have generated significant losses from operations. Our revenues are not significant enough to be able to generate profits, and this condition is expected to continue for the foreseeable as we seek to raise funding and invest in our manufacturing capabilities as well as our sales and marketing efforts. We have incurred operating losses since the inception of our basalt fiber business and will continue to incur net losses until we can produce sufficient revenues to cover our costs. In addition, several factors continue to hinder our ability to attract capital investment, and no assurances can be given that we will be able to raise capital in the future on acceptable terms, or at all. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have included in their audit reports for our most recent fiscal years an explanatory paragraph that states that our net loss and working capital deficiency raises substantial doubt about our ability to continue as a going concern. If we are unable to increase our revenues and establish profitable operations over time, our business might fail.

We have a limited operating history, and we have incurred net losses in the past and expect to incur additional losses in the future.

We have a limited operating history in our current business model and have not generated meaningful revenues and have not recorded a profit since the inception of our current business model. As a result of this limited and overall negative operating history, and the uncertainty of our business model, investors have limited ability to assess our future, and we cannot reliably forecast the future results of our operations. We expect to increase our operating expenses in the future because of refining and upgrading our manufacturing and other internal processes, as well as implementing our sales and marketing strategies. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, or if we do not generate revenues according to our plans, our financial performance will be adversely affected. If our revenue does not grow to offset these increased expenses, we will likely not be profitable for the foreseeable future. The continuation of losses over time could impair our ability to implement our business plan and finance our company, which could lead to the failure of our business.

We have a short operating history and a new business model in an emerging market. This makes it difficult to evaluate our future and increases the risk of your investment.

Our limited operating history in our current BRFP rebar business model also makes it difficult for investors to evaluate our future. You must consider our business and prospects considering the significant risks and difficulties we have encountered and will continue to encounter as an early-stage company in a new market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. In addition, we do not know if our current business model will operate effectively now or in the future. There is a risk, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, or any other factors (some of which we may not yet have experienced or anticipated) that have an adverse impact on the construction industry and the potential demand for our rebar product would have a significant adverse impact on our operating and financial results.

We currently have very limited cash resources and need substantial additional capital to fund our operations, which, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We currently have very little limited cash resources as all our fundraising in the last year has been expended on operating our business. We will thus require substantial additional capital estimated at 6 million dollars to fund the anticipated growth and expansion of our business and to pursue targeted revenue opportunities. Due to many factors, including the early stage of our business and the lack of liquidity in our publicly traded stock, as well as other uncertainties, we have had difficulties in raising necessary capital and there is a material risk that we will be unable to raise additional capital on acceptable terms, or at all. Even if we are presented with opportunities to raise additional capital, we do not know ahead of time the terms of any such capital raising. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below the existing share price. We may seek to increase our cash reserves through the sale of additional equity or debt securities, including securities convertible into or exercisable for shares of our common stock. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of convertible or non-convertible indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations and liquidity. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition and require us to significantly curtail or terminate our operations.

We have identified material weaknesses in our internal control over financial reporting.

Given the early-stage nature of our company, we have limited accounting and financial reporting personnel (including the current lack of a full-time Chief Financial Officer) and other resources with which to address our internal controls and related procedures. We and our independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remedy our material weaknesses, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

We may be unable to repay our outstanding secured indebtedness, which is past due, which could further strain our allocation of limited cash resources or force us to declare bankruptcy.

As of December 31, 2024, we currently owe approximately $2,144,357 plus $983,466 of accrued interest under a 20% Secured Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald J. LoRicco, Sr. This note matured on February 12, 2023, and as of this Annual Report, no event of default has been called by the note holder. The Company has continued to accrue interest under the covenants of the note until such time of renewal or reset.

Given our current limited cash resources, we have been unable to repay this indebtedness, and interest on this indebtedness continues to accrue. If all or any of these note holders elect to call an event of default under these notes, we may have increased difficulty raising additional funds and we could be forced into bankruptcy.

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

Currently, our primary product is BasaFlex™. We are also developing and marketing secondary sources of basalt fiber-based product revenue, band we expect that sales of BasaFlex™ and other basalt fiber and BFRP products will account for a significant amount of our anticipated revenue potential for the foreseeable future. We currently market and sell BasaFlex™ and these other products on a limited basis in North America given our limited resources and current lack of manufacturing capacity. Because BFRP products are different from traditional steel rebar and similar traditional products, we cannot assure you that BasaFlex™ and/or our other basalt fiber products will be widely accepted in the market, and demand may not increase as quickly as we expect. Also, we cannot assure you that BasaFlex™ and our other products will compete effectively as an alternative to other more well-known and well-established alternatives such as products made from steel. Since BasaFlex currently represents our primary product, and our other products are BFRP-based, we are significantly reliant on the level of recurring sales of BasaFlex™ and decreased or lower than expected sales of BasaFlex™ for any reason would cause us to lose substantially all our revenue.

We may be unable to derive the benefits that we currently anticipate from the Supplier Agreement with CPPB and the Distributor Agreement with USS, and Manuel A. Rodriguez, an affiliate of CPPB and USS, may become subject to conflicts of interest because of these agreements.

On December 10, 2021, we entered into a strategic commercial relationship, comprised of two principal five-year agreements: the Supplier Agreement CPPB and the Distribution Agreement with USS. CPPB and USS are related parties via the common control of Manuel A. Rodriguez (who has been appointed to our Board of Directors). As a result of these agreements, our business will be dependent on the efforts of CPPB and USS in both purchasing and distributing our products as well as having our products gain qualification for use in construction materials. We may be unable to derive the benefits we currently anticipate from these agreements for several reasons, including, without limitation: (i) failure of CPPB to purchase sufficient quantities of our products, (ii) failure of USS to find new customers for our products, (iii) the inability of CPPB, USS and our company to have our products qualified for use in construction materials and construction projects and (iv) we may generated extraordinary losses in our results of operations due to the pricing arrangements we have agreed to with CPPB and USS. In the event we do not derive the benefits we anticipate from these agreements or generate losses because of them, our results of operations will suffer, and our business might fail.

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

Our operating results may fluctuate from period to period because of several factors, many of which are outside of our control. The following and similar factors may affect our operating results:

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

Achieving revenue and subsequent growth will require that we reestablish and develop additional infrastructure in our manufacturing capability as well as in sales, technical and client support functions. Our lack of capital resources has significantly delayed our plans to restart our manufacturing capacity in a new facility to be located in Ohio, and there is a risk that we will not have the capital to obtain, develop and maintain the capacity we previously maintained or other capabilities necessary for us to implement our business plan. We will continue to design plans to establish market awareness of BFRP products, reestablish previous manufacturing capacities as well as add manufacturing capabilities, technical, sales and sales support resources as capital permits. If we are unable to reestablish and scale our manufacturing capability or use any of our current marketing initiatives or the cost of such initiatives were to significantly increase, or such initiatives are not successful, we may not be able to attract new customers or retain customers and clients on a cost-effective basis, and as a result, our revenue and results of operations would be affected adversely.

Additionally, our plans for manufacturing expansion through augmentation of new equipment and technology are of concern because they are proprietary in nature, and only available from a limited number of suppliers. Any interruption in sourcing through this supply chain will have an adverse impact on our ability to meet the growing market demand for our product offerings.

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

We are developing a network of active channel partners which refer clients to us within different business verticals and geographies. This includes our relationship with USS. If we are unable to obtain and maintain contractual relationships with key channel partners, or establish new contractual relationships with potential channel partners, we may experience loss of sales and increased costs and resource constraints in adding customers, which could have a material adverse effect on us. The number of clients we can add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise limited control.

Our sales and marketing efforts may not be successful.

We currently market and sell BasaMix™ and BasaFlex™ on a very limited basis, mainly directly to end users. We plan to significantly increase the scope of our sales and marketing activities, as we reestablish and grow to include approvals and new material specifications with all major federal, state, and local agencies and design-build firms. We are seeking to develop concrete industry partnerships, targeting large concrete manufacturers and contractors. For specific marketing purposes, we have begun to develop industry-specific educational materials, such as white papers and other collaterals to further educate our markets on the use and value of our products versus traditional steel rebar. We are participating in industry committees and associations such as ASTM International (formerly the American Society for Testing and Materials) and the Advisory Council of Managing Agents (known as ACMA). The commercial success of BasaFlex™ and our other basalt fiber products ultimately depends upon several factors, including ultimate material acceptance and necessary specifications required to drive demand generation. BasaFlex™ and our other products may not gain significant increased market acceptance in the construction industry. While positive customer experiences can be a significant driver of future sales, it is impossible to influence the way this information is transmitted and received amongst participants in the construction industry.

In addition, we may not be able to reestablish or maintain a suitable sales force or enter or maintain satisfactory marketing and distribution arrangements with others. Our marketing and sales efforts may not be successful in increasing awareness and sales of BasaFlex™ or our other products. Furthermore, other marketing efforts like advertising, trade shows and educational seminars may not increase revenue to the extent we currently anticipate.

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

Competition for employees in our industry is significant, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Our success depends on our ability to attract, train and retain qualified personnel. Competition for qualified technical and business personnel in the construction products industry is significant, and we are presently unable to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, our business will suffer. We may not be able to hire and retain such personnel at compensation levels consistent with our market. Many of the companies with which we compete for experienced employees have greater resources and can offer more attractive terms of employment. In particular, candidates making employment decisions with respect to publicly traded companies often consider the value of any equity they may receive in connection with their employment. As a result, any lack of liquidity or significant volatility in the price of our publicly traded common stock may adversely affect our ability to attract or retain highly skilled personnel. In addition, we invest significant amounts of time and expense in training employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our clients could diminish, resulting in a material adverse effect on our business.

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

Our business depends, in part, on our ability to innovate and create new or improved products and processes, including manufacturing, as well as related trade secrets and know-how. There is a risk that we may be unable to innovate due to lack of financial or personnel resources, and even if we do innovate, we may be unable to file new patent or trademark applications, or that if filed, any future patent or trademark applications will result in granted patents and trademarks. Our inability to innovate could harm our ability to compete effectively.

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

However, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made, and patent applications were filed. Because patents can take many years to issue, there may currently be pending applications of which we are unaware that may later result in issued patents that our products or product candidates infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages, we might have to pay, we may be required to obtain licenses from the holders of this intellectual property. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we can obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant amounts of time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our products and our proprietary scientific protocols. We depend heavily upon confidentiality agreements with our current and former officers, employees, consultants, and subcontractors to maintain the proprietary nature of our technology and our manufacturing processes. These measures may not afford us complete or even sufficient protection and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. In addition, others may independently develop technology like ours, otherwise avoiding confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.

Damage to our reputation or our brand could negatively impact our business, financial condition, and results of operations.

We must increase the value of our brand to generate and grow our revenues. We intend to develop a reputation based on the high quality of our rebar and related products as well as on our culture and the experience of our customers. If we do not make investments in areas such as education, marketing, and brand awareness, as well as personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, product failure, accidents, and failure to comply with federal, state, or local regulations, could significantly reduce the value of our brand, expose us to negative publicity and damage our overall business and reputation and negatively impact our financial condition and results of operations.

We depend on certain key personnel and need to attract and retain additional personnel.

We substantially rely on the efforts of our current senior management, including Jackie Placeres, our Interim Chief Financial Officer and our Chief Executive Officer Michael Nelson. Our business would be impeded or harmed if we were to lose either individual’s services. In addition, we currently need to fill key officer and other positions, such as permanent Chief Financial Officer and Chief Executive Officer. If we are unable to attract, train and retain highly skilled finance, accounting, technical, managerial, manufacturing, product development, sales, and marketing personnel, we may be at a competitive disadvantage and unable to increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it could take several months to hire and train replacement sales personnel. Uncertainty created by the turnover of key employees could adversely affect our business.

Our independent directors and executive officers have limited experience in the management of public companies, which poses a risk for us from a corporate governance perspective.

Our directors and executive officers are inexperienced with respect to the corporate governance of public companies. Our directors are often required to make decisions regarding related parties, such as the approval of related party transactions, compensation levels, and oversight of our accounting function. Our directors and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We do not have a majority of independent directors, and we have not yet been able to implement certain corporate governance measures, the absence of which may cause stockholders to have more limited protection against transactions implemented by our Board of Directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Depending on our customer demand and the availability of raw materials, we may be faced with having to source and purchase raw materials from alternative suppliers, and/or at prices that are above the current market price, or in greater volumes than available. Additionally, other factors such as the added capacity of competing steel and/or alternative FRP’s could create negative pricing pressure, which would negatively affect our profit margins.

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

In addition, socioeconomic and political events beyond our control could lead to a shortage of basalt or volatility in the prices for basalt. The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our primary supplier, BWF. While we are managing through this particular challenge, similar or worse shortages of, or volatility in the price of, basalt could adversely affect our business and the results of operations.

Government contracts generally are subject to a variety of government regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

Our business plan will partially be driven by our ability to enter into contracts funded by federal, state, and local governmental agencies. Our contracts with these governmental agencies would generally be subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance, and accounting and often include express or implied certifications of compliance. Further, government contracts typically provide for termination at the convenience of the customer with requirements to pay us for work performed through the date of termination. We may be subject to claims for civil or criminal fraud for actual or alleged violations of these various governmental regulations, requirements, or statutes. Further, if we fail to comply with any of these various governmental regulations, requirements, or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration or similar workplace safety violations, any government contracts to which we are a party could be terminated, and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Even if we have not violated these various government regulations, requirements or statutes, allegations of violations could harm our reputation and require us to incur material costs to defend any such allegations or lawsuits. Should one or more of these events occur, it could have a material adverse effect on our business, financial condition, and results of operations.

If we do not comply with certain federal or state laws, we could be suspended or debarred from government contracts, which could have a material adverse effect on our business.

Various statutes to which our operations are, or may in the future be subject, including laws prescribing a minimum wage and regulating overtime and working conditions, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the federal and various state statutes provide for discretionary suspension and/or debarment in certain circumstances, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain, or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts of a particular case and the statutory or regulatory grounds for debarment. Any suspension or debarment from government contracting could have a material adverse effect on our business, financial condition, and results of operations.

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

We plan to sell our products primarily to the construction industry. The construction industry is cyclical and can exhibit a great deal of sensitivity to general economic conditions. Low demand from the construction industry could adversely impact our financial position, results of operations and/or our cash flows. Economic or other conditions that adversely impact the global, national, or local construction industry may be novel and singular, in nature, such as the COVID 19 virus, or more seasonal and recurring, such global building supply chain shortages, interest rate fluctuations which impact new construction, and a lack of government funding for construction initiatives. These conditions, most of which will be beyond our control, could adversely impact business and the results of operations.

Changes to accepted trade practices, trade agreements, or imposition of tariffs may adversely impact the supply and pricing of certain raw materials.

Political events, such as the imposition of tariffs or the dissolution of trade agreements, may negatively impact the supply chain and other factors related to our business. Such events could materially impact the supply and pricing of critically necessary raw materials for the manufacture of our products. For example, the basalt fiber roving, the primary raw material used in the manufacture of BasaFlex, and our other products are sourced from many parts of the world, and any such events could materially impact our supply and/or pricing. These events could also have an adverse impact on the construction industry and demand for our products in general. Impacts from such events could adversely impact business and results of operations.

General Business Risks Associated with Our Company

There may be legacy issues (including potential liabilities) arising from or is associated with prior management and prior business operations, including potential litigation.

Our company has been in operation since 2006 and as a public company since 2009. During this time, our company has entered and exited several businesses and has undergone three name changes. Current management has only been engaged over the last 4 years, and in that time has had to address several legacy issues which arose under our previous management, including the 2021 settlement of the lawsuit with Raw Energy, and the resolution of the judgment awarded to the California State Teachers Retirement System and Eagle Supply Products, among others. As such, we face the risk that all prior issues and resulting potential liabilities have not been identified, resolved, or accounted for, and if we are required to addresses any new issues as they arise, our management may become distracted from fulfilling our business objectives and we may be faced with unforeseen costs, expenses and liabilities which could damage our reputation and adversely impact our results of operations.

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

Our products are anticipated to be used in a wide variety of residential, commercial, and industrial applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may, in the future, incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether successful or not, could result in adverse publicity for us, which could cause our sales to decline. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise, or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our business, financial condition, and results of operations. In addition, consistent with industry practice, we provide warranties on many of our products. We may experience the costs of warranty claims (limited to replacement) when the product is not performing to the satisfaction of the claimant even though it has not caused harm to others or property. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby will fail to establish adequate warranty reserves for them. Warranty claims are not insurable.

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

As of December 31, 2024, we have an outstanding 20% secured promissory note in the aggregate principal amount of $2,144,357, convertible at the option of the principal holder (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) into shares of our common stock at a price per share equal to $0.275. If this note is converted into shares of common stock, our issued and outstanding shares would increase. In the event a market for our common stock develops, to the extent that the holder of this note converts such a note, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that the holder converts such a note and then sells the underlying shares of common stock in the open market, our common stock price may decrease.

The principal holder of our outstanding secured convertible promissory note (which holder is associated with one of our directors) has rights which are senior to the rights of our common stockholders, and which may impair our financing efforts.

The principal holder of the $2,144,357 convertible note mentioned above (a trust associated with one of our directors, Ronald J. LoRicco, Sr., which trust acts as agent for all noteholders) is party to a security agreement with us granting such holder a secured interest in all of our assets. In addition, our agreements with this principal noteholder contain a negative covenant explicitly requiring such a holder’s consent in order for us to incur any debt or issue of any equity securities. The interests of such debt holders are senior to the rights of our common stockholders and may impede our ability to obtain new financing. Furthermore, such holder’s interest may not coincide with the interests of other stockholders, and such holder may become subject to conflicts of interest given its affiliation with one of our directors. These conflicts may not be resolved in favor of our common stockholders.

On September 15, 2022, the Company extended the debt for a newly issued amended and restated secured convertible promissory note with a new principal balance of $2,144,357 bearing an interest rate of 20% per annum due and payable February 12, 2024. No additional consideration was provided. As of this filing, the note remains unpaid, and no entry of default has been provided to the company. The company fully expects an extension of the terms to be completed. The Company was notified on February 28, 2025, by the representatives of trust the UCC filing had been extended through August 5th, 2030.

The interests of our principal stockholders, officers, and directors, who collectively and beneficially own approximately 39% of our stock, may not coincide with yours and such stockholders will have the ability to substantially influence decisions with which you may disagree.

As of the date of this Annual Report, our principal stockholders, officers, and directors beneficially owned approximately 39% of our common stock. As a result, our principal stockholders, officers, and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Certain accredited investors control large blocks of restricted common stock. The sale of large blocks of common stock could materially impact our stock price.

Historically, we have raised funds from accredited investors through the sale of restricted common stock. Generally, common stock sold privately to accredited investors has certain resale restrictions under the securities laws that include elements of minimum holding periods, certain other requirements with respect to financial filings of our company and other requirements. Once these requirements are met, holders of the restricted common stock are able to remove resale restrictions and sell freely in the open market. As our common stock has a limited market for resale, a substantial additional supply of stock caused by previously restricted stock coming into the market for resale could have a materially negative impact on our stock price.

The issuance of preferred stock could grant rights to investors that are not enjoyed by the holders of our common stock.

Our articles of incorporation authorizes the Board of Directors, without the approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors. Our articles of incorporation further authorize the Board of Directors to fix and determine the powers, designations, preferences and relative, participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights. In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying, or preventing a change of control of our company. Although we have no present plans to issue additional series or shares of preferred stock, we can give no assurance that we will not do so in the future.

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

As of the date of this Annual Report, we had warrants outstanding that were exercisable for an aggregate of 145,434,090 shares of common stock. The shares of common stock are issuable upon exercise of these warrants are substantial, currently constituting approximately 56% of the total number of shares of common stock currently issued and outstanding. Therefore, the exercising of these warrants and public sales of the shares of common stock underlying these warrants would cause substantial dilution for our stockholders and could adversely impact the price of our common stock from time to time. The timing for such dilution and adverse price impact is uncertain as we have no control over when warrants held by third parties will be exercised. For more information regarding the terms of our warrants, please refer to the footnotes accompanying the audited and unaudited financial statements included as part of this Annual Report.

Adjustments to the conversion price for certain of our warrants will dilute the ownership interests of our existing stockholders.

Under the terms of certain of our outstanding warrants (notably the Warrant A’s and Warrant B’s issued in our August 2021 and January 2022 private placements), the exercise price of such warrants may be adjusted downward in certain circumstances. If a downward adjustment were to occur in the exercise price of such warrants, the exercise of such warrants would result in the issuance of a significant number of additional shares of our common stock and cause significant dilution. Moreover, the public sale of such shares could adversely impact the price of our common stock from time to time.

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

We may issue a significant number of shares of common stock in the future, including shares of common stock upon conversion of preferred stock or convertible notes we have or may issue, or upon the exercise of warrants currently outstanding or which we may issue in the future. Future sales of a substantial number of shares of these shares of common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock, and could make it more difficult for us to raise funds in the future through public or private offerings of our securities.

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

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this Annual Report. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

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

In addition, our certificate of incorporation, as amended, and our amended and restated bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. In particular, our certificate of incorporation, as amended, and our amended and restated bylaws, among other matters:

•	permit our Board of Directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences, and privileges as they may designate;

•	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if there is less than a quorum;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice; and

•	do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

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

Our principal office is leased and located at 2660 N.W. 15th Court, Unit 108, Pompano Beach, FL 33069. The lease is for approximately 1,500 square feet of space, which includes our corporate office and our production floor. We do not believe the facility is adequate to support our current operations, although we have and may continue to explore securing alternative or additional manufacturing or corporate facilities. As of this filing the Company

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

As of the date of this report, the Company has filed a lawsuit in the state of Florida against Upstate Custom Products, LLC. The lawsuit is based on the contract entered into by both parties in August 2021 in relation to the manufacturing of the protrusion machines exclusively manufactured by Upstate Custom Products, LLC. As of this filing the lawsuit and claim for relief is ongoing. As of this filing the lawsuit remains ongoing, and more information can be located via the South District of Florida’s website or registration via PACER.

On or about October 2023, the Company was served notice of a pending matter of litigation with GS Capital Partners of New York regarding the liquidated damages fees from the 2021 PIPE investment. As of this filing, the matter remains unresolved.

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

Quarters Ended	High	Low
March 31, 2023	$0.04	$0.04
June 30, 2023	$0.05	$0.04
September 30, 2023	$0.04	$0.04
December 31, 2023	$0.01	$0.01
March 31, 2024	$0.01	$0.01
June 30, 2024	$0.01	$0.01
September 30, 2024	$0.03	$0.03
December 31, 2024	$0.06	$0.04

The closing sales price on March 28, 2025, was $0.045  per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown, or commissions.

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

As of March 28, 2025, there were 278 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

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

Repurchases of Common Stock

Not applicable.

Unregistered Sales of Equity Securities

All of the issuances referred to in this section were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended and provided for under Section 4(a)(2) or Regulation D under such Act.

Issuances in the first quarter of 2025

None.

Issuances 2024

On October 2, 2024, Ali Manav agreed to become the Acting Chief Executive Officer of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Manav has been performing advisory services to our Company since September 1, 2024. Mr. Manav’s services to the Company will be at a monthly salary of $17,250 plus expenses approved by the Chairman. The monthly salary of $17,250 will be deferred and accrued until such time as $1,000,000 is raised by the Company and at which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Manav his monthly salary on the first day of each month through June 2025. Mr. Manav also received options to purchase 5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.5 million options immediately upon the execution of his engagement agreement, 1.5 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 2 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Manav received $25,000 upon execution of the engagement letter for work conducted in September of 2024. As an independent contractor, Mr. Manav is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Manav mutually agree on an extension. As of this filing Mr. Manav has transitioned to an operational executive role in preparation for our forthcoming manufacturing facility in Twinsburg, Ohio.

On October 2, 2024, Steve Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. A one-time fee of $37,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him.  Mr. Heard also received options to purchase 7.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 3.75 million options immediately upon the execution of his engagement agreement, 3.75 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Heard mutually agree on an extension.

On October 2, 2024, Maxwell J. Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. A one-time fee of $12,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him.  Mr. Heard also received options to purchase 2.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.25 million options immediately upon the execution of his engagement agreement, 1.25 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Heard mutually agree on an extension.

On October 2, 2024, Frederick Berndt agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Berndt will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and introduce potential strategic partners and investors to the Company. A one-time fee of $50,000 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Berndt a monthly fee of $7500 on the first day of each month for the remaining months of the contract through June 2025. Mr. Berndt also received options to purchase 10 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 3 million options immediately upon the execution of his engagement agreement, 3 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 4 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Berndt is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Berndt mutually agree on an extension.

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

Overview

The following is a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the years ended December 31, 2024, and 2023. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, and our audited and unaudited consolidated financial statements and accompanying notes included in this Annual Report.

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

While we believe our products have great market potential and have begun to gain some acceptance in the market (as evidenced by the beginning of revenue growth which occurred in 2021 as discussed below), we are currently conducting relatively limited operations due to a lack of adequate funding and manufacturing facilities. We are working to secure additional funding and a new manufacturing facility in Ohio to meet what we believe will be increasing demand for our products, but until such funding is obtained, there will remain substantial doubt regarding our ability to continue as a going concern.

Material Factors Impacting Our Operations

Inflation & Interest Rate Sensitivity

In the past fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021, throughout 2024, the U.S. economy has entered into a period of increasing inflation. Should inflation persist or increase, interest rates rise and could have a significant effect on the economy in general and, thereby, could affect prices for raw materials we use, demand for our products, our ability to attract and retain skilled labor and our future operating results.

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

War in Ukraine

The recent war in Ukraine has led the world to issue sanctions on the government of Russia. This has shut down our ability to procure basalt fiber material from our primary supplier, BWF. Nonetheless, we are currently qualifying alternate material from other suppliers to preserve our options.

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

Results of Operations

Revenue – We had $434,275 of revenues as a result of sales of finished goods sold for the year ended December 31, 2024, compared to $317,665 in the prior year. While the increase in revenue in the year over year periods was material due to our ability to sell some BasaMix™ product in 2024, overall revenues have been minimal due to our lack of funding and as a result of our limited manufacturing capabilities as we await the new BasaMax equipment.

Cost of Goods Sold – During the year ended December 31, 2024, we had cost of sales of $172,191 compared to $167,223 in the prior year. During 2024, the company lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as limited manufacturing capabilities.

Operating Expenses

Selling, General, and Administrative Expenses – During the year ended December 31, 2024, selling, general, and administrative were $1,067,059 compared to $1,302,699 in the prior year. The primary components of selling, general, and administrative expenses were as follows:

•	Payroll and Payroll Taxes – During the year ended December 31, 2024, payroll and payroll taxes were $249,092 compared to $260,377 in the prior year. We retained a total of 2 employees during the period ending December 31, 2024, and 2023, respectively.

•	Professional Fees – During the year ended December 31, 2024, professional fees were $212,551 compared to $114,730 in the prior year. The increase was primarily due to the increase in activities regarding legal and compliance fees in relation to litigation and fundraising activities in the prior year.

•	Consulting Fees – During the year ended December 31, 2024, consulting fees were $126,250 compared to $248,291 in the prior year. The decrease was due to the number of consulting agreements and accrual models of agreements with our prior Acting Interim Chief Executive Officer, Ali Manav.

•	Facilities and Related Costs – During the year ended December 31, 2024, costs related to our facilities were $37,352 compared to $40,191. These costs consisted primarily of rent in the amount of $36,315 and utilities in the amount of $737.

•	Depreciation and Amortization – During the year ended December 31, 2024, depreciation and amortization was $120,259 compared to $127,967 in the prior year.

Other Income (Expenses)

Interest Expense - During the year ended December 31, 20234, interest expense was $924,767 compared to $566,429 in the prior year. The increase is primarily due to an increase in the principal amount of debt outstanding during the current period.

Liquidity and Capital Resources

Since the inception, we have incurred net operating losses and generated negative cash flows in operations. As of December 31, 2024, we had an accumulated deficit of $57,991,785. On December 31, 2024, we had cash of $82,222 compared to $55,248 at December 31, 2023, and as of the date of this Annual Report, we have minimal cash on hand, and any funds we can presently raise (either from revenue generating operations or through investment) are rapidly consumed.

Also, we have incurred and continue to incur significant general and administrative and other expenses associated with our product development and the establishment and proposed expansion of our manufacturing facility, beginning revenue generating operations, developing our business model, stock-based compensation and operating as a public company. We expect operating losses to continue for the foreseeable future, and we presently require and expect to continue to require substantial additional financing for continued support   of our BFRP manufacturing business until we generate sufficient revenues to achieve positive cash flow.

Furthermore, we currently owe approximately $2,144,357 plus $964,961 of accrued interest under a 20% Convertible Promissory Note held by The Richard A. LoRicco Sr. and Lucille M. LoRicco Irrevocable Insurance Trust DTD 4/28/95, which is a related party associated with our director Ronald LoRicco. This note matured on February 12, 2024, and as of the date of this Annual Report, no event of default has been called by the note holder.

In addition, throughout 2024, we entered into several simple Promissory Notes with certain related parties and their associates for total proceeds $378,000. These notes each carried a 12-month term of interest between 10% to 20% simple interest and are now due or about to come due. The accumulated interest under all outstanding notes is currently approximately $697,119. Given our limited cash resources at this time, we have been unable to repay this indebtedness. While we may seek to extend the maturity dates of this indebtedness, we may be unsuccessful in doing so. If all or any of these note holders elect to call an event of default under these notes, we may have increased difficulty raising additional funds and we could be forced into bankruptcy.

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

Notwithstanding proceeds from the sale of our common stock in early 2022, the current working capital and projected sales revenue are insufficient to maintain our current operations. In order to scale up our manufacturing operations and reach a level of sales revenue sufficient to provide positive cash flow, we require funding of about 6 million dollars for both our expansion plan and our operating deficit through the scaling period. We will attempt to raise this capital through third party financing, including a private placement and/or public offering of our securities as well as bridge loan arrangements. We cannot provide any assurances that the required capital will be obtained or if financing is available, that the terms of such required financing may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities to reduce our cash use until sufficient funding is secured, and our business might fail.

Cash Flows

Net cash used in operating activities amounted to $1,184,677 and $1,055,849 for the years ended December 31, 2024, and 2023, respectively. During the year ended December 31, 2023, we received $0 net cash for investing activities throughout 2024 and 2023, respectively.

During the year ended December 31, 2024, we had $0 net cash provided by financing activities remaining the same as year-end December 31, 2023.

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

Our management, under the supervision and with the participation of our Acting Interim Chief Executive Officer, President and Acting interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024 and determined that the controls and procedures over financial reporting were not effective.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting has material weaknesses and is not effective as of December 31, 2024. The weaknesses consist of an overall lack of a sufficient control environment to produce materially correct financial statements, including a lack of US GAAP expertise for the types of transactions we have been involved in, a lack of segregation of duties, and a lack of entity level controls due to no independent audit committee.

As a result of the identified material weaknesses, we are working to establish a remediation plan which includes hiring additional resources creating an independent audit committee and engaging outside consultants as needed to assist in the evaluation of non-recurring and unusual transactions and to increase the capacity of our accounting department to serve operational, compliance and reporting needs.

Changes in Internal Control over Financial Reporting

Except as noted above, no change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

 Insider Rule 10b-5 Trading Plans

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of the date of this Form 10-K. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers are appointed by our Board of Directors and their term of office is at the discretion of our Board.

Name	Age	Position
Frederick H. Tingberg, Jr.	66	Chief Technology Officer & Director
Ali Manav	55	Acting Interim Chief Executive Officer
Jackie Placeres	44	Acting Interim Chief Financial Officer
Ronald J. LoRicco, Sr.	60	Acting Interim Chief Executive Officer & Chairman of the Board
Paul M. Sallarulo	68	Director
Adam Falkoff	57	Director
Manuel A. Rodriguez	63	Director
Sergio Salani	56	Director

Biographical Summaries of Directors and Executive Officers

The following are biographical summaries of the experience of our directors and executive officers:

Frederick H. Tingberg, Jr., 66, has served as a member of the Board of Directors since December 2021. Mr. Tingberg is a construction industry executive with extensive experience in leading construction and rehabilitation projects. Since 2020, Mr. Tingberg has served as the Chief Executive Officer of his own construction industry consulting company, Technicon Consulting Group, and since 1993, he has served both in two capacities with Lanzo Corporation, an infrastructure construction company, first as Business Development Manager and since 2018 as Chief Operating Officer. At Lanzo, Mr. Tingberg oversaw underground infrastructure construction project operations leading 160 total staff in completing over 20 projects annually. His responsibilities included overseeing safety, environmental compliance, proposals, hard dollar bonded bidding, material selection, purchasing, financial controls, budgeting, and contracts with strategic partners. From 1984 to 1993, he served as Regional Pipe & Supply Area Manager for SEMSCO, a division of Clayton Group. Mr. Tingberg holds several state general contractor licenses and he received a B.S. degree in Materials Engineering from Rensselaer Polytechnic Institute.

Ali Manav, age 55, in the past five years served as Director of Operation of GEX Management for approximately one year and as a Chief Operating Officer and Board Member of Innovest Global for approximately four years. Mr. Manav is a seasoned business professional that has over 30 years of business experience in a multitude of industries including building materials, banking, IT, healthcare, and manufacturing. Mr. Manav is a specialist in lean manufacturing and has displayed his abilities to take companies from start-up to commercialization throughout his career. Mr. Manav holds an MBA in Management and Entrepreneurialism from the Weatherhead School of Management at Case Western Reserve University (1998) and has a bachelor's in business administration with majors in Accounting and Finance from the James B. Nance College of Business Administration at Cleveland State University.

Jackie Placeres, 44, previously served as the Company’s Controller since 2021. Ms. Placeres previously served as the Chief Financial Officer to ISG, a private government contractor in security and informational technologies from 2018 through May 2021. From 2014 to 2018, she served as Vice President of Smith Manufacturing growing the Company from 4 million to 18 at the time of acquisition. The Board selected Ms. Placeres to serve as the Company’s Acting Interim Chief Financial Officer because of her long-standing relationship with the Company and because of her accounting and public company reporting experience.

Ronald J. LoRicco, Sr., 60, has served as a member of our Board of Directors since June 2017. Mr. LoRicco is an attorney practicing in the areas of civil litigation, insurance defense, criminal law, estate planning and administration and workers' compensation. He is also admitted to practice the United States District Court for the District of Connecticut. Mr. LoRicco is a member of the American, Connecticut, and New Haven Bar Associations, American Trial Lawyers Association and Connecticut Trial Lawyers Association. He attended Fairfield University where he received a Bachelor of Arts degree in 1986. He received a Juris Doctor degree from Quinnipiac College School of Law, formerly known as the University of Bridgeport School of Law, in 1989. On April 11, 2024, the Board of Directors, through a vote of Unanimous Written Consent appointed Mr. Ronald LoRicco, Sr, 59, to serve as the Acting Interim Chief Executive Officer before exiting the role September 30, 2024.

Paul M. Sallarulo, 68, has served as a member of our Board of Directors since April 2017. He served as Chairman of the Board, President and CEO of Nexera Medical Inc. from July 2006 through 2015. Previously, Mr. Sallarulo had an extensive financial career in capital markets and investment banking in senior positions with Wachovia Securities, where he was the Senior Vice President from July 2003 through June 2006 and Prudential Securities, where he served as Senior Vice President from October 2001 through July 2003. Additionally, Mr. Sallarulo served as Vice President at Meridian Capital Markets from February 1991 to August 1996. Mr. Sallarulo was appointed Commissioner of the North Broward Hospital District by Florida Governor Jeb Bush for two four-year terms beginning in January of 1999. While there, he oversaw four major hospitals, thirty-eight clinics, six thousand professionals, and a budget in excess of $2 billion, and served as Chairman of the Legal Review Committee from 2002 to 2005, Joint Conference Committee from 2004 to 2006, Broward Health Foundation from 2002 through 2004, Community Relations Committee for Broward General Hospital from 2002 to 2004, and Community Relations Committee for Imperial Point Medical Center from 2005 to 2006, respectively. Mr. Sallarulo served on the Board of Directors of Foss Manufacturing, LLC Company, Board of Trustees of Nova Southeastern University, Chairman of the Board of Governors of Nova Southeastern University - Wayne Huizenga School of Business, President of the International Alumni Association of NSU, Nova Southeastern University College of Dental Medicine Advisory Board, and was inducted as the first Honorary member into Sigma Beta Delta Society – International Honor Society in Business, Management and Administration. Mr. Sallarulo also served as a member of the Planning and Zoning Board of Fort Lauderdale, Broward County Personal Advisory Board Fort Lauderdale, the Fort Lauderdale Marine Advisory Board, and the Economic Development Advisory Board. Mr. Sallarulo was Co-Founder of Broward Bank of Commerce and served on the Board of Directors. Mr. Sallarulo assisted in the sale of Broward Financial Holdings, the parent company of Broward Bank of Commerce, to Home BancShares, parent company of Centennial Bank in 2014. Mr. Sallarulo currently serves on the Regional Board of Directors of Centennial Bank and serves on the Loan Committee and Strategic Planning Committee. Mr. Sallarulo received his M.B.A from Nova Southeastern University in 1984. Previously, Mr. Sallarulo attended Bernard Baruch College from 1978 to 1981 where he obtained his bachelor’s in business administration and attended SUNY Adirondack between 1975 and 1977, where he obtained his Associate of Applied Science degree.

Adam Falkoff, 57, has served as a member of the Board of Directors since September 2020. Mr. Falkoff has over 20 years of experience in public policy, international relations, and business development. He has advised CEOs of the Fortune 100, Presidents, Prime Ministers, Cabinet Ministers and Ambassadors. Mr. Falkoff served as the President of CapitalKeys, a bipartisan global public policy and strategic consulting firm based in Washington D.C. Mr. Falkoff is a recipient of the Ellis Island Medal of Honor, one of the nation’s highest honors, for achievement and inspired service to the United States. He was twice named to the Washington, D.C. Power 100, a list of the 100 most influential non-elected people in Washington, D.C. Mr. Falkoff currently holds blue badge Consultative Status accreditation with the United Nations. He is a member of the Board of Directors for several publicly listed companies, the American Red Cross-National Capital Region, and the Creative Coalition. He serves on the Advisory Board for the Ellis Island Honors Society and is an Atlantic Council Councilor, a member of the Wilson Center Global Advisory Council, a member of the Bretton Woods Committee, a Center for a New American Security (CNAS) Board of Advisors member, a member of the international Council at the Harvard Kennedy School of Government Belfer Center, a lifetime member of The Council on Foreign Relations and a member of The Trilateral Commission.

Mr. Falkoff received a B.A. from Duke University and both an M.B.A. and M.I.M. (Master of International Management) from the Thunderbird School of Global Management. Mr. Falkoff holds a Certificate in International Law from the University of Salzburg, Institute on International Legal Studies. In 2023, he completed the Commandant’s National Security Program at the U.S. Army War College.

Manuel A. Rodriguez, 63, has served as a member of the Board of Directors since December 2021. Since 2004, Mr. Rodriguez as served as a Vice President of Concrete Products of the Palm Beaches, Inc. and the President of each of U.S. Supplies, Inc. and U.S. Construction Supply, Inc. In these capacities, Mr. Rodriguez leads these companies in all of their principal activities, including concrete product manufacturing and distribution both nationally and internationally, as well as environmental engineering services. Since 2003, he has also served as a Vice President of Beton Brunet, an infrastructure products and services company, where he overseas Southeastern United States operations. Earlier in his career, Mr. Rodriguez held several positions in the construction industry, including as a General Manager of Tri-County Concrete (1992 to 2003), Master Electrician with Stallion Electric (1989 to 1992) and a Geologist with Star Petroleum (1986 to 1989). Mr. Rodriguez is a certified master electrician in the State of Florida and is associated with several construction and concrete industry trade groups. He earned his B.S. degree in Geology from the University of Florida.

Sergio S. Salani, 56, has served as a member of the Board of Directors since August 2022. Mr. Salani is a seasoned entrepreneur with experience in finance, law, real estate and technology. From 2016 to the present, Mr. Salani has served as the founder, Chief Executive Officer and General Counsel of Stoneway Group, L.L.C., an advisory firm providing services with regard to legal, finance and real estate matters, international transactions, specialty finance, technology, commercial real estate investment management and investments in the energy sector. Also, from 2016 to the present, Mr. Salani has served as co-founder and Chief Executive Officer of Ubii.com, a digital marketplace that was launched in February 2021. From 2011 to 2016, he served as co-founder and Chief Executive Officer of Oxford International Group, L.L.C., a privately held financial firm that acquires high credit quality, highly illiquid assets which was sold to an affiliate of Blackstone Group. From 1997 to 2011, Mr. Salani served as partner, legal counsel and Senior Vice President of Peachtree Settlement Funding, L.L.C., an originator of specialty finance receivables such as structured settlements, lottery payment receivables and life settlements, where he was instrumental in building the company from a start-up to a 480 employee operation and in taking it public in 2006 on London's AIM Market, a sub-market of the London Stock Exchange. Mr. Salani received a Bachelor of Arts in Finance and Economics as well as a Master of Business Administration degree from Drexel University and a Juris Doctor from Temple University. He is a member of the bars of Florida and the District of Columbia.

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

Committees of the Board of Directors

We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee. We have not adopted charters for our audit or compensation committees to date. The table below provides our committee members.

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

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2024 and 2023. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements for the year ended December 31, 2024 and 2023 appearing elsewhere in this Annual Report.

For the year ended December 31, 2024:

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo	$—	$—	$—	$—	$—	$—	$—
Sergio Salani	$—	$—	$—	$—	$—	$—	$—
Adam Falkoff	$—	$—	$—	$—	$—	$—	$—
Manuel Rodriguez	$—	$—	$—	$—	$—	$—	$—
Ronald J. LoRicco	$—	$—	$—	$—	$—	$—	$—

For the year ended December 31, 2023:

Name	Fees earned or paid in cash	Warrant Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Paul Sallarulo	$—	$—	$—	$—	$—	$—	$—
Sergio Salani	$—	$—	$—	$—	$—	$—	$—
Adam Falkoff	$—	$—	$—	$—	$—	$—	$—
Manuel Rodriguez	$—	$—	$—	$—	$—	$—	$—
Ronald J. LoRicco	$—	$—	$—	$—	$—	$—	$—

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our officers. The Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A request for a copy can be made in writing to Basanite, Inc., 2660 N.W. 15th Court, Pompano Beach, FL 33069, Attention: Mr. Ronald LoRicco, Sr., Chairman.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Basanite, Inc., 2660 N.W. 15th Court, Pompano Beach, FL 33069. Attention: Mr. Ronald LoRicco, Sr., Chairman. Shareholders who would like their submission directed to a member of the Board may so specify and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements were complied with during 2024.

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

•	Our principal executive officer or other individual serving in a similar capacity;

•	Our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

•	Up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer on December 31, 2024.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name	Years	Salary ($)	Warrant Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Thomas Richmond (1)	2023	$—	$—	$—	$216,667	$216,667
Former President and	2024	$—	$—	$—	$—	$—
Chief Executive Officer

Jackie Placeres (2)	2023	$175,000	$—	$—	$—	$175,000
Acting Interim Chief Financial Officer	2024	$175,000	$—	$—	$—	$175,000

Ali Manav (3)	2023	$—	$—	$—	$—	$—
Acting Interim Chief Executive Officer	2024	$—	$—	$—	$25,000	$—

———————

(1)	On December 31, 2023, Mr. Richmond declined to renew his consulting agreement.
(2)	On December 15, 2022, Mrs. Placeres transitioned to the role of Acting Interim Chief Financial Officer from Controller for the Company.
(3)	On October 2, 2024, Mr. Manav was appointed to the role of Acting Interim Chief Executive Officer. As of this filing Mr. Manav has transitioned to an operational executive role in preparation for our forthcoming manufacturing facility in Twinsburg, Ohio.

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

Employment Agreement with Jackie Placeres

None.

Employment Agreement with Frederick H. Tingberg, Jr.

None.

Employment Agreement with Ali Manav.

On October 2, 2024, Ali Manav agreed to become the Acting Chief Executive Officer of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Manav has been performing advisory services to our Company since September 1, 2024. Mr. Manav’s services to the Company will be at a monthly salary of $17,250 plus expenses approved by the Chairman. The monthly salary of $17,250 will be deferred and accrued until such time as $1,000,000 is raised by the Company and at which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Manav his monthly salary on the first day of each month through June 2025. Mr. Manav also received options to purchase 5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.5 million options immediately upon the execution of his engagement agreement, 1.5 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 2 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Manav received $25,000 upon execution of the engagement letter for work conducted in September of 2024. As an independent contractor, Mr. Manav is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Manav mutually agree on an extension. As of this filing Mr. Manav has transitioned to an operational executive role in preparation for our forthcoming manufacturing facility in Twinsburg, Ohio.

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

During 2024, our Acting Interim Chief Executive Officer, Ali Manav, was compensated pursuant to an engagement letter. These agreements or offers were negotiated and approved by our Board of Directors.

2023 Option and Warrant Grants to Executive Officers

We entered into an employment agreement, dated April 6, 2023, with Thomas Richmond to serve as our Acting Interim Chief Executive Officer. Thomas Richmond has been appointed as the acting Chief Executive Officer of Basanite as an independent contractor until December 31, 2023. The company agreed to issue to him five warrants to purchase four million shares of common stock, exercisable at $.045 per share.

2024 Option and Warrant Grants to Executive Officers

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

Outstanding Equity Awards at Fiscal Year-End

On October 2, 2024, as part of his compensation package for employment, Ali Manav, our current Acting Interim Chief Executive Officer, was granted immediate vesting in 1,500,000 options at a strike price of $0.278 per share expiring in 5 years. These options remained outstanding on December 31, 2024. As of this filing Mr. Manav has transitioned to an operational executive role in preparation for our forthcoming manufacturing facility in Twinsburg, Ohio.

Disclosure of Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information.

The Company does not have any adopted policies and practices on the timing of equity incentive awards or grants in relation to the disclosure of material nonpublic information by the Company. The Company does not have a predetermined schedule as to whether or when the Company’s Board of Directors grants or awards equity incentives to the Company’s executive officers, employees or members of the Board of Directors. The Board of Directors takes material nonpublic information into account when determining the timing and terms of awards and grants, and whether any disclosure of material nonpublic information is timed for the purpose of affecting the value of executive compensation, and will, in these instances, delay the grant of awards if material news is expected to be made public based on discussions with management.

The Company, during the last completed fiscal year, did not award options or other equity incentives to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K (other than the Form 8-k filed on October 7, 2024 that disclosed the hiring of a new interim Chief Executive Officer and the granting of options to him and other consultants) that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Equity Compensation Plan Information

We do not have a formal equity incentive plan at this time, and therefore we have no securities authorized for such issuance under any such plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of the date of this Annual Report, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is our corporate office at 2660 N.W. 15th Court, Unit 108, Pompano Beach, FL 33069. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. The applicable percentage of ownership is based on 260,156,796 of common stock outstanding as of the date of this Annual Report.

	Number of Shares Beneficially Owned	Percentage of Shares Outstanding (1)

Named Executive Officers and Directors:
Ronald J. LoRicco, Sr. (2)	60,915,912	22.16%
Paul Sallarulo (3)	7,334,493	2.83%
Adam Falkoff (4)	500,000	*
Frederick Tingberg Jr.(5)	1,851,781	*
Manuel A. Rodriguez (6)	20,616,060	7.42%
Ali Manav (7)	5,000,000	*
All executive officers and directors as a group (7 persons)	106,871,460	38.79%

_____________________

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date of this Annual Report, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes shares held by RVRM Holdings, Inc., First New Haven Mortgage Company, LLC and LoRi Co., which are controlled by our director, Ronald J. LoRicco, Sr. Includes 500,000 shares of common stock issuable upon exercise of common stock purchase option exercisable at $0.25 per share, 397,269 shares issuable upon exercise of common stock purchase warrant exercisable at $0.396 per share, 11,250,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.20 per share, and 5,625,000 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.35 per share. In addition, an entity related to Mr. LoRicco currently holds a $1.6 million secured convertible note that does not have a stated conversion rate but cannot convert for any less than $0.01 per share.

(3)	Includes shares currently held by Mr. Sallarulo in addition to 250,000 shares of common stock issuable upon exercise of common stock purchase options exercisable at $0.25 per share and 1,500,000 shares of common stock issuable upon exercise of common stock warrants exercisable at $0.20 per share.

(4)	Includes 500,000 shares of common stock issuable upon exercise of common stock purchase options held by Mr. Falkoff exercisable at $0.25 per share.

(5)	Includes shares currently held by Mr. Tingberg including 1,212,121 shares of common stock issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share.

(6)

Includes shares currently held by Mr. Rodriguez in addition to 20,606,060 shares issuable upon exercise of common stock purchase warrants exercisable at $0.33 per share, 20,000,000 of which are held by U.S. Supplies, Inc., an entity controlled by Mr. Rodriguez.

(7)

On October 2, 2024, Ali Manav agreed to become the Acting Chief Executive Officer of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Manav also received options to purchase 5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. As of this filing Mr. Manav has transitioned to an operational executive role in preparation for our forthcoming manufacturing facility in Twinsburg, Ohio.

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

Transactions in 2023

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

Transactions in 2024

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

On October 2, 2024, the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on October 1, 2025.

On December 13, 2024, the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on December 12, 2025.

Issuances 2024

On October 2, 2024, Ali Manav agreed to become the Acting Chief Executive Officer of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Manav has been performing advisory services to our Company since September 1, 2024. Mr. Manav’s services to the Company will be at a monthly salary of $17,250 plus expenses approved by the Chairman. The monthly salary of $17,250 will be deferred and accrued until such time as $1,000,000 is raised by the Company and at which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Manav his monthly salary on the first day of each month through June 2025. Mr. Manav also received options to purchase 5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.5 million options immediately upon the execution of his engagement agreement, 1.5 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 2 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Manav received $25,000 upon execution of the engagement letter for work conducted in September of 2024. As an independent contractor, Mr. Manav is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Manav mutually agree on an extension. As of this filing Mr. Manav has transitioned to an operational executive role in preparation for our forthcoming manufacturing facility in Twinsburg, Ohio.

On October 2, 2024, Steve Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. A one-time fee of $37,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Mr. Heard also received options to purchase 7.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 3.75 million options immediately upon the execution of his engagement agreement, 3.75 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Heard mutually agree on an extension.

On October 2, 2024, Maxwell J. Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. A one-time fee of $12,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Mr. Heard also received options to purchase 2.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.25 million options immediately upon the execution of his engagement agreement, 1.25 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Heard mutually agree on an extension.

On October 2, 2024, Frederick Berndt agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Berndt will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and introduce potential strategic partners and investors to the Company. A one-time fee of $50,000 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Mr. Berndt also received options to purchase 10 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 3 million options immediately upon the execution of his engagement agreement, 3 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 4 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Berndt is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Berndt mutually agree on an extension.

Item 14.	Principal Accounting Fees and Services.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Hudgens CPA, PLLC, as well as the fees charged for such services. In its review of non-audit service and its appointment of Hudgens CPA, PLLC, our independent registered public accounting firm for the year end 2024 and 2023, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Hudgens CPA, PLLC were approved by our Audit Committee.

The following table shows the fees for the years ended December 31, 2024, and 2023:

	2024	2023
Audit Fees (1)	$84,000	$83,500
Tax Fees	$—	$—
All Other Fees (2)	$—	$—

(1)	Fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements billed during the Audit respective years.

(2)	All other fees – these fees relate to the consent fee for the filing of our comparative financial statements for the previous year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

 Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith	Previously Filed	To be Filed by Amendment
2.1	Agreement and Plan of Merger, dated December 11, 2018, between Basanite, Inc. and PayMeOn, Inc.	8-K	12/12/18	2.1
2.2	Articles of Merger, dated December 12, 2018	8-K	12/12/18	3.1
3.1	Articles of Incorporation	S-1	11/4/08	3.1
3.2	Amendment to Articles of Incorporation	S-1	11/4/08	3.3
3.3	Amendment to Articles of Incorporation increasing capital stock and blank check preferred	8-K	4/3/13	3.1
3.4	Amendment to Articles of Incorporation Name change and reverse split effective May 17, 2013	8-K	5/6/13	3.1
3.7	Amended and Restated Bylaws	8-K	8/18/21	3.1
4.1	Common Stock Warrant for 5,000,000 shares to Richard Krolewski	8-K/A	3/19/19	4.1
4.2	Common Stock Warrant for 5,000,000 shares to David L. Anderson	8-K	3/12/19	4.1
4.3	Form of Common Stock Warrant issued in connection with September 2018 through March 2019 private placement	10-K	3/28/19	10.38
4.4	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated February 12, 2021	8-K	2/19/21	4.1
4.5	Form of Common Stock Warrant issued to 20% Secured Convertible Noteholders, dated May 12, 2021	10-Q	5/17/21	4.2
4.6	Form of Warrant A issued in the August 2021 Private Placement	10-Q	8/23/21	4.1
4.7	Form of Warrant B issued in the August 2021 Private Placement	10-Q	8/23/21	4.2
4.8	Strategic Partner Warrant, dated December 10, 2021, issued to U.S. Supplies, Inc.	8-K	12/13/21	4.1
4.9	Warrant issued to Simon R. Kay, dated March 25, 2022	8-K	3/31/22	4.1
10.1	Commercial Lease Agreement between Basanite Industries LLC and CAMTON, LLC	8-K	1/31/19	10.1
10.2	Consulting Agreement with Simon R. Kay dated January 13, 2020 and related Statement of Work, amended as of September 16, 2020 +	S-1	9/29/21	10.1
10.3	Exclusive Supplier Agreement with MEP Consulting Engineers, Inc.	8-K	7/31/20	10.1

10.4	Form of 20% Secured Convertible Promissory Note dated August 3, 2020	8-K/A	8/10/20	10.1
10.5	Security Agreement dated August 3, 2020, relating to 20% Secured Convertible Promissory Note	8-K/A	8/10/20	10.2
10.6	Form of Amended and Restated 20% Secured Promissory Note, dated February 12, 2021	8-K	2/19/21	10.1
10.7	Form of Amended and Restated 20% Secured Promissory Note, dated May 12, 2021	10-Q	5/17/21	10.2
10.8	Form of Securities Purchase Agreement, dated August 17, 2021	10-Q	8/23/21	10.1
10.9	Form of Placement Agent Agreement between the Company and Aegis Capital Corp., dated August 17, 2021	10-Q	8/23/21	10.2
10.10	Form of Director Offer Letter, dated December 10, 2021, for Manuel A. Rodriguez and Frederick H. Tingberg, Jr.	8-K	12/13/21	10.1
10.11	Distribution Agreement between the Company and U.S. Supplies, Inc. dated December 10, 2021 *	10-K	4/15/2022	10.1
10.12	Exclusive Supplier Agreement between the Company and Concrete Products of The Palm Beaches, Inc., dated December 10, 2021. *	10-K	4/15/2022	10.12
10.13	Form of Transition Services Agreement, dated January 20, 2022 between the Company and Simon R. Kay	8-K	1/26/22	10.10
10.14	Employment Agreement dated March 25, 2022 for Simon R. Kay	8-K	3/31/22	10.1
14.1	Code of Ethics	10-K	4/5/12	14.1
19.1	Insider Trading Policy				X
21.1	List of subsidiaries of the Company	10-K	3/31/21	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1	Certification Pursuant to Section 1350				X
32.2	Certification Pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

Date: March 31, 2025

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jackie Placeres	Acting Interim Chief Financial Officer	March 31, 2025
Jackie Placeres

/s/ Michael Dennis Nelson	Chief Executive Officer	March 31, 2025
Michael Dennis Nelson

/s/ Ronald J. LoRicco, Sr.	Chairman of the Board & Acting Interim Executive Officer	March 31, 2025
Ronald J. LoRicco, Sr.

/s/ Paul M. Sallarulo	Director	March 31, 2025
Paul M. Sallarulo

/s/ Manuel A. Rodriguez	Director	March 31, 2025
Manuel A. Rodriguez

/s/ Frederick H. Tingberg Jr.	Director	March 31, 2025
Frederick H. Tingberg Jr.

/s/ Adam S. Falkoff	Director	March 31, 2025
Adam S. Falkoff

/s/ Sergio Salani	Director	March 31, 2025
Sergio Salani

INDEX TO FINANCIAL STATEMENTS

 BASANITE, INC. AND SUBSIDIARIES

 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Basanite, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Basanite, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 31, 2025

BASANITE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash	$82,222	$55,248
Accounts receivable, net	50,759	40,222
Deposits and other current assets	—	—
TOTAL CURRENT ASSETS	132,981	95,470

Lease right-of-use asset	—	56,915
Fixed assets, net	132,728	402,271
TOTAL NON CURRENT ASSETS	132,728	459,186

TOTAL ASSETS	$265,709	$554,656

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,733,422	$1,762,390
Accrued expenses	2,290,877	1,207,545
Accrued legal liability	—	—
Notes payable	270,000	270,000
Notes payable - related party	2,178,000	1,750,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Due to shareholders	475,000	475,000
Lease liability - current portion	—	56,915
TOTAL CURRENT LIABILITIES	9,091,656	7,666,207

TOTAL LIABILITIES	9,091,656	7,666,207

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, non-issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 259,156,796 and 253,217,402 shares issued and outstanding, respectively	260,157	259,157
Additional paid-in capital	48,905,681	48,891,681
Accumulated deficit	(57,991,785)	(56,262,389)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(8,825,947)	(7,111,551)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$265,709	$554,656

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
Revenue	2024	2023

Products sales – rebar	$434,725	$376,096

Total cost of goods sold	172,191	248,313

Gross (loss) profit	262,534	127,783

OPERATING EXPENSES
Selling, general, and administrative expenses	1,067,519	1,730,733
Total operating expenses	1,067,519	1,730,733

NET LOSS FROM OPERATIONS	(804,985)	(1,602,950)

OTHER INCOME (EXPENSE)
Miscellaneous income	357	—
Interest expense	(924,768)	(566,429)

Total other income (expense)	(924,411)	(566,429)

NET LOSS	$(1,729,396)	$(2,169,379)

Net loss per share – basic	$(0.01)	$(0.01)
Net loss per share – diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	260,156,796	256,834,618

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2024	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)
Stock-based compensation	—	—	1,000,000	1,000	—	—	1,000
Net loss	—	—	—	—	14,000	(1,729,396)	(1,715,396)

Balance December 31, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(57,991,785)	$(8,825,947)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance January 1, 2023	—	$—	253,217,402	$253,218	$47,433,354	$(54,093,010)	$(6,406,438)
Stock-based compensation	—	—	2,000,000	2,000	162,266	—	164,266
Stock issued from subscription liability	—	—	3,939,394	3,939	1,296,061	—	1,300,000
Net loss	—	—	—	—	—	(2,169,379)	(2,169,379)

Balance December 31, 2023	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,729,396)	$(2,169,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	56,915	96,355
Depreciation	120,509	127,967
Loss on impairment of equipment and deposits	149,034	—
Stock-based compensation	15,000	164,266
Changes in operating assets and liabilities:
Prepaid expenses	—	137,370
Inventory	—	—
Accounts receivable	(10,537)	27,738
Deposits and other current assets	—	—
Accounts payable and accrued expenses	1,054,364	653,020
Due to shareholders	—	—
Lease liability	(56,915)	(93,186)
Net cash used in operating activities	(401,026)	(1,055,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and notes payable related parties	428,000	1,145,000
Repayment of notes payable and notes payable related parties	—	(64,243)
Net cash provided by financing activities	428,000	1,080,757

NET (DECREASE) INCREASE IN CASH	26,974	24,908

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,248	30,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,618	$55,248
SUPPLEMENTAL Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

•	BasaFlex™ never rusts – steel reinforcement products rust, causing time and repair costs down the road;

•	BasaFlex™ is sustainable; with a longer lifecycle – production of our products results in exceptionally low carbon footprint when compared with steel. The lack of corrosion allows the “lifespan” of concrete products to be significantly longer; and

•	BasaFlex™ has a lower final, in place cost – the physical nature of our products relative to steel (4X lighter, easily transportable, “coilable”, safer and easier to use) reduces the all-in cost of reinforcement when all factors are considered.

(B)	Liquidity and Management Plans – Going Concern

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2024 and 2023, respectively, the

Company reported:

•	an accumulated deficit of approximately $8 million and $56.3 million;

•	a working capital deficiency of approximately $8.8 million and $7.1 million; and

•	cash used in operations of approximately $0.4 million and $1.5 million.

Losses have principally occurred as a result of the substantial resources required for product research and development and for the marketing of the Company's products; including the general and administrative expenses associated with the organization.

At December 31, 2024, the Company had cash of $82,222 compared to $55,248 at December 31, 2023.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Raw materials inventory consists primarily of basalt fiber and other necessary elements to produce basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The company has maintained $0 in inventory for the years ended December 31, 2024 and 2023, respectively.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(E) Fixed assets

Fixed assets are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are computed using a straight-line method over the following estimated useful lives:

Computer equipment	3 years
Machinery	7 years
Leasehold improvements	15 years or lease term
Office furniture and equipment	5 years
Land improvements	15 years
Website development	3 years

Maintenance and repairs are charged to expenses as incurred, and improvements to leased facilities and equipment are capitalized.

Fixed assets consist of the following:

	December 31,	December 31,
	2024	2023

Computer equipment	$77,940	$203,193
Machinery	706,965	728,245
Total fixed assets	785,667	931,438
Accumulated depreciation	(652,939)	(529,167)
Total fixed assets, net	$132,728	$402,271

Depreciation expense for the year ended December 31, 2024 was $127,967 compared to $100,670 for the year ended December 31, 2023.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2023, the Company determined that the construction in process related to the custom machines should be fully impaired due to the uncertainty as to if or when the machines would be received. The Company recognized an impairment of these assets in the amount of $2,599,585 in operating expenses for the year ended December 31, 2022.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

 (F) Deposits and other current assets

None.

(G) Accrued expenses

The Company’s accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023
Accrued payroll and taxes	$104,956	$202,187
Accrued interest	1,924,705	998,826
Other accrued expenses	261,216	64,096
Total accrued expenses	$2,290,877	$1,265,109

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

The following are potentially dilutive shares not included in the loss per share computation:

	December 31,	December 31,
	2024	2023

Options	1,477,778	1,477,778
Warrants	125,295,757	125,295,757
Convertible shares	8,016,068	8,016,068
	134,789,603	134,789,603

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

 (I) Stock-Based Compensation

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

The Company issued 0 restricted common shares, 0 restricted common stock warrants, and 9.5 million common stock options as compensation with a total fair value of $261,250 for the year ended December 31, 2024.

The Company issued 2,000,000 restricted common shares, 0 restricted common stock warrants, and 0 common stock options as compensation with a total fair value of $20,000 for the year ended December 31, 2023.

As of December 31, 2024 and 2023, $0, respectively, of the fair value of the equity awards granted were recorded as prepaid expenses in the consolidated balance sheets to be recognized as equity-based compensation in subsequent periods.

For the years ended December 31, 2024 and 2023, total equity-based compensation expense amounted to $0.

(J) Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2024 and 2023 due to its history of net operating losses. The provision for income taxes was calculated as a result of the following (in thousands).

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,729	$2,169
Accruals and allowances	2,282	1,265
Total deferred tax assets	4,011	3,434
Valuation allowance	(4,011)	(3,434)
Total deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
Depreciation	(121)	(127)

Total deferred tax liabilities	(121)	(127)
Valuation allowance	121	127
Total deferred tax liabilities net of valuation allowance	—	—
Net deferred tax assets	$—	$—

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

 As of December 31, 2024, the Company has a valuation allowance of approximately $4 million related to federal net operating loss (“NOL”) carryforwards of approximately $57.9 million.

As of December 31, 2023, the Company has a valuation allowance of approximately $3.4 million related to federal net operating loss (“NOL”) carryforwards of approximately $56.2 million.

The amount of the valuation allowance represented an increase of approximately $0.6 million over the amount recorded as of December 31, 2024 and was due to the decrease in net operating losses. If not utilized, federal net operating losses of $29 million may be carried forward indefinitely, and $27.2 million will expire at various times between 2031 and 2037. State net operating losses follow the federal tax laws for NOLs.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2024.

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

As of December 31, 2022, the Company vacated the lease and no further obligation is due. The Company’s headquarters were moved to 2660 NW 15 CT, Unit 108, Pompano Beach, FL 33069. As of this filing the Company has not entered into a lease agreement with the landlord.

For the years ended December 31, 2024 and 2023, the Company expensed $36,315 and $0, respectively, for rent.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 5 – NOTES PAYABLE – CONVERTIBLE

Notes payable – convertible totaled $0 and $0 at December 31, 2024 and December 31, 2023, respectively.

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

Interest expense for the Company’s convertible notes payable was $0 for the years ended December 31, 2024 and December 31, 2023, respectively. Accrued interest for the Company’s convertible notes payable at December 31, 2024 and December 31, 2023 was $0 and $0, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Notes payable – convertible – related party totaled $2,144,357 for the year end December 31, 2024 and December 31, 2023, respectively.

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

Interest expense for the Company’s convertible notes payable – related parties was $0 for the years ended December 31, 2024 and December 31, 2023, respectively.

Accrued interest for the Company’s convertible notes payable – related parties at December 31, 2024 and December 31, 2023 was $993,434 and $554,595, respectively, and is included in accrued expenses on the consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 7 – NOTES PAYABLE

Notes payable totaled $270,000 at December 31, 2024 and December 31, 2023, respectively.

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

 2333

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

Interest expense for the Company’s notes payable was $0for the years ended December 31, 2024 and 2023, respectively.

Accrued interest for the Company’s notes payable at December 31, 2024 and December 31, 2023 was $236,963 and $159,630, respectively, and is included in accrued expenses on the consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaled $2,128,000 and $1,750,000 at December 31, 2024 and December 31, 2023, respectively.

On January 16, 2020, the Company entered into a demand note agreement with our Board Chairman, Michael V. Barbera, in the amount of $50,000. The note has a term of 6 months bearing an interest rate of 10% per annum. On April 13, 2020, an addendum was executed, changing the terms of the note to a convertible note payable bearing an interest rate of 12% per annum. Per the addendum, the principal and accrued interest is convertible at the option of the holder after June 5, 2020, at a 20% discount of that day’s closing price. See Note 6 for information regarding this convertible note payable – related party.

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

On September 22, 2022, the Company issued a promissory note to an investor and advisor to the board in exchange for $42,500 bearing an interest rate of 18% per annum and payable on September 22, 2024.

On February 14, 2023, the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 20% per annum and payable on February 13, 2024.

On February 24, 2023, the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on February 23, 2024.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On October 2, 2024, the Company issued a promissory note to a board member in exchange for $100,000 bearing an interest rate of 20% per annum and payable on October 1, 2025.

On December 13, 2024, the Company issued a promissory note to a board member in exchange for $50,000 bearing an interest rate of 20% per annum and payable on December 12, 2025.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Interest expense for the Company’s notes payable – related party was $0 and $566,429 for the years ended December 31, 2024 and 2023, respectively.

Accrued interest for the Company’s notes payable at December 31, 2024 and December 31, 2023 was $418,563 and $287,725, respectively, and is included in accrued expenses on the consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On July 9, 2021, the Company proposed a liquidation of liability to an individual with regard to a dispute concerning the acquisition of a territory from Rockstar LLC. The proposed settlement would be 500,000 shares of Basanite common stock. The Company accrued a liability in the amount of $165,000 in connection with this matter for the year ended 2021. Subsequent to year end, the Company and the individual signed an agreement for settlement. As of this filing no further action was taken, and the accrual was reversed for the year ended 2023.

No commitments and contingencies to be disclosed for year-end December 31, 2024.

Legal Matters

From time to time, we may become involved in legal proceedings that, individually or in the aggregate, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

As of the date of this report, the Company has filed a lawsuit in the state of South Carolina against Upstate Custom Products, LLC. The lawsuit is based on the contract entered into by both parties in August 2021 in relation to the manufacturing of the protrusion machines exclusively manufactured by Upstate Custom Products. LLC. In January 2024, the matter was moved to the Southern District of Florida.

As of this filing the lawsuit and claim for relief is ongoing.

On or about October 2023, the Company was served notice of a pending matter of litigation with GS Capital Partners of New York regarding the liquidated damages fees from the 2021 PIPE investment. This matter is presently pending in the New York Superior Court. As of this filing, the matter remains unresolved.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company generated $0 in revenue for custom rebar products delivered under this contract for the year ended December 31, 2024 and the year ended December 31, 2023.

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

During the year ended December 31, 2024, the Company issued a total 0 restricted common shares in exchange for $0 in net cash proceeds.

During the year ended December 31, 2023, the Company issued a total 0 restricted common shares in exchange for $0 in net cash proceeds.

During the year ended December 31, 2024, the Company issued 0 shares of common stock to officers of the Company.

During the year ended December 31, 2023, the Company issued 2,000,000 shares of common stock to officers of the Company. The shares were valued at the closing stock price on the date of grant for a total expense of $100,000. Total stock-based compensation for the year ended December 31, 2023 was $164,266.

The Company raised $1,300,000 pursuant to a private placement of Common Stock and exercise of warrants in 2022 – this amount is carried on the balance sheet as a current liability as of December 31, 2022, because the shares had not been issued to the investors at that time. During the year ended December 31, 2023, the Company issued the shares and relieved the subscription liability. Subscription Liability as of December 31, 2024 and 2023 was $0 respectively.

NOTE 11 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

		Weighted
	Total Options	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Balance at January 1, 2024	1,277,778	$0.01	$—
Cancelled	—	—	—
Balance at December 31, 2024	1,277,778	$0.00	$0
Issued	10,250,000	0.06	—
Exercised	—	—	—
Cancelled	—	—	—

Balance at December 31, 2024	12,727,778	$0.06	$325,250

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Options exercisable and outstanding at December 31, 2023 are as follows:

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average	Aggregate
Exercise Prices	Outstanding	(Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	11,727,778	5.019	$0.27	$325,250
$0.51 - $1.00	1,000,000	0.0	—	—
	12,727,778			$325,250

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

		Weighted
		Average	Aggregate
	Total Warrants	Exercise Price	Intrinsic Value
Balance at December 31, 2023	125,295,757	$0.30	$135,272
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at January 1, 2023	129,295,757	$0.30	$135,272
Granted	—	—
Exercised	—	—
Cancelled	(8,313,094)	—
Balance at December 31, 2023	121,552,663	$0.30	$39,443

Warrants exercisable and outstanding at December 31, 2024 are as follows:

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average	Aggregate
Exercise Prices	Outstanding	(Years)	Exercise Price	Intrinsic Value

$0.01 - $0.50	121,552,663	2.21	$0.30	$39,443
$0.51 - $1.00	—	—	—	—
	121,552,663			$39,443

NOTE 12 - MATERIAL AGREEMENTS

Issuances 2024

On October 2, 2024, Ali Manav agreed to become the Acting Chief Executive Officer of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Manav has been performing advisory services to our Company since September 1, 2024. Mr. Manav’s services to the Company will be at a monthly salary of $17,250 plus expenses approved by the Chairman. The monthly salary of $17,250 will be deferred and accrued until such time as $1,000,000 is raised by the Company and at which time any deferred compensation will be paid immediately to him. Upon $1,000,000 being raised by the Company, the Company will also pay Mr. Manav his monthly salary on the first day of each month through June 2025. Mr. Manav also received options to purchase 5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.5 million options immediately upon the execution of his engagement agreement, 1.5 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 2 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Manav received $25,000 upon execution of the engagement letter for work conducted in September of 2024. As an independent contractor, Mr. Manav is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025, unless the Company and Mr. Manav mutually agree on an extension. As of this filing Mr. Manav has transitioned to an operational executive role in preparation for our forthcoming manufacturing facility in Twinsburg, Ohio.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

On October 2, 2024, Steve Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. A one-time fee of $37,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Mr. Heard also received options to purchase 7.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 3.75 million options immediately upon the execution of his engagement agreement, 3.75 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025 unless the Company and Mr. Heard mutually agree on an extension.

On October 2, 2024, Maxwell J. Heard agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Heard will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and business development and introduce potential strategic partners and investors to the Company. A one-time fee of $12,500 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Mr. Heard also received options to purchase 2.5 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 1.25 million options immediately upon the execution of his engagement agreement, 1.25 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter. As an independent contractor, Mr. Heard is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025 unless the Company and Mr. Heard mutually agree on an extension.

On October 2, 2024, Frederick Berndt agreed to become an advisor to the Board of Directors of Basanite, Inc. (the “Company”) through June 30, 2025. As an independent contractor, Mr. Berndt will advise the Board of Directors and Management of the Company on matters relating to capital markets, investor relations, and introduce potential strategic partners and investors to the Company. A one-time fee of $50,000 will be deferred and accrued until such time as $1,000,000 is raised by the Company and which time any deferred compensation will be paid immediately to him. Mr. Berndt also received options to purchase 10 million shares of the Company’s common stock with a strike price of $.0275 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file. The options vest under the following schedule: 3 million options immediately upon the execution of his engagement agreement, 3 million options vest upon the completion of a minimum of $1 million of aggregate financing into the Company after the date of his engagement letter and 4 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. Mr. Berndt is not entitled to receive any employee benefits. The engagement letter will automatically terminate no later than June 30, 2025 unless the Company and Mr. Berndt mutually agree on an extension.

BASANITE, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 13 – SUBSEQUENT EVENTS

On March 17, 2025, the Board of Directors, through a vote of its Chairman and Directors appointed Mr. Andrew Acquarulo, Jr., 62, to serve a member of its Board of Directors. Mr. Andrew Acquarulo Jr., Andrew Acquarulo Jr. is a seasoned executive and entrepreneur with over three decades of leadership experience in the security, communications, and technology industries. He has a proven track record of driving business growth, optimizing operations, and successfully executing strategic initiatives in both private and corporate environments. Most recently, Andrew served as the North American Business Leader at ACRE Security, where he had P&L responsibility of $75M and spearheaded market expansion efforts that resulted in annual revenue growth exceeding 10%. He also played a critical role in positioning the company for long-term investment opportunities by executing a robust three-year exit strategy.

Prior to ACRE, Andrew co-founded and led ComNet Communications, LLC, a global provider of Layer 2 Ethernet solutions for security and data transmission applications. Under his leadership, the company expanded internationally and became an industry leader before its successful acquisition by ACRE Security in 2016. Andrew’s extensive career also includes leadership roles at GE Security, where he had P&L responsibility of $120M and drove a 30% improvement in EBITDA, as well as at International Fiber Systems, which he co-founded and grew into a dominant player in the security and data communications market before its acquisition by General Electric.

With expertise spanning sales channel development, global supply chain optimization, operational efficiencies, and financial strategy, Andrew brings a results-driven approach to every organization he leads. He holds a B.S. in Electrical Engineering and an A.S. in Mechanical Engineering from the University of Hartford, along with a Six Sigma Green Belt certification from General Electric.

On March 18, 2025, Michael Dennis Nelson agreed to become the Chief Executive Officer of Basanite, Inc. (the “Company”) through April 1, 2028. As an employee, Mr. Nelson’s services to the Company will be compensated as a salary of $17,250 per month plus employee incurred expenses which are approved by the Chairman. The monthly salary of $17,250 will be deferred and accrued until such time as $500,000 or ninety days have elapsed and is raised by the Company and which time any deferred compensation will be paid immediately to him. Upon $1,500,000 being raised by the Company, the Company will also pay Mr. Nelson his monthly salary on the first day of each month through April 2028.

Mr. Nelson also received options to purchase 7 million shares of the Company’s common stock with a strike price of $.0390 equal to the closing price of the Company’s common stock as quoted by the OTCQB Market on the date of signing his engagement letter. The option will have a term of five years from the date of issuance. The options will also contain standard cashless exercise provisions as well as piggy-back registration rights for future stock registrations that the Company may file.

The options vest under the following schedule: 1.5 million options immediately upon the execution of his engagement agreement, 1.5 million options vest upon the completion of a minimum of $500,000 of aggregate financing into the Company after the date of his engagement letter, 2 million options vest upon the completion of a minimum of $1,500,000 of aggregate financing into the Company after the date of his engagement letter and 2 million options vesting upon the anniversary of the first 90-day period the Company achieves operational break even as defined in the engagement letter. As an executive employee of the Company, Mr. Nelson is entitled to receive any and all employee benefits such as paid time off of six weeks in line with the Company’s employee handbook. The Company also offers all employees healthcare insurance benefits, which Mr. Nelson has waived. The engagement letter will automatically terminate no later than April 1, 2028, unless the Company and Mr. Nelson mutually agree on an extension.

Michael Dennis Nelson, 47, is a seasoned executive with extensive experience in strategic communications, international relations, and organizational leadership. He currently serves as the Chief Operating Officer of the Global Energy Security Institute, where he oversees financial operations, corporate sponsorship programs, and external communications strategies for a multimillion-dollar think tank focused on energy, security, and diplomacy.

Previously, Mr. Nelson was the Director of Operations at the Institute for the Study of War, where he led multifunctional teams in public relations, donor engagement, and strategic growth initiatives. His tenure resulted in record-breaking fundraising and enhanced public engagement efforts. In addition to his executive leadership roles, Mr. Nelson is a contributing member of the Atlantic Council’s Counterterrorism Project, providing insights into global security threats. He has also held leadership positions at the National Security Institute and George Mason University, where he focused on defense policy, national security, and leadership development.

Mr. Nelson has a distinguished military background, having served in key roles at U.S. Central Command and Special Operations Command-Central. His expertise includes leading multinational teams, crisis management, and strategic planning in complex geopolitical environments. He holds a Master of Business Administration from the University of Virginia Darden School of Business, a Master of Science in Strategic Communication from Columbia University (expected May 2025), and a Master of Science in Defense Analysis from the Naval Postgraduate School.

Mr. Nelson is also a published author on military strategy and geopolitical affairs, with contributions to Newlines Magazine, Real Clear Defense, and War on the Rocks.

