Form 10-Q
period 2025-03-31
BASANITE, INC.
filed 2025-05-15
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of May 15, 2025
Common Stock, $0.001 par value per share	258,656,796

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$6,946	$82,222
Accounts receivable, net	—	50,579
TOTAL CURRENT ASSETS	6,946	132,981

Fixed assets, net	103,874	132,728
TOTAL NON–CURRENT ASSETS	103,874	132,728

TOTAL ASSETS	$110,820	$265,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,745,871	$1,733,422
Accrued expenses	2,562,734	2,290,877
Due to shareholders	475,000	475,000
Notes payable	270,000	270,000
Notes payable - related party	2,178,000	2,178,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
TOTAL CURRENT LIABILITIES	9,375,962	9,091,656

TOTAL LIABILITIES	9,375,962	9,091,656

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 260,156,796 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	260,157	260,157
Additional paid-in capital	48,905,681	48,905,681
Accumulated deficit	(58,430,980)	(57,991,785)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(9,265,142)	(8,825,947)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,820	$265,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2025	2024
Revenue
Products sales	$27,974	$59,449
Total cost of goods sold	14,759	4,259

Gross (loss) profit	13,215	55,190

OPERATING EXPENSES
Sales, general, and administrative	201,861	154,329
Total operating expenses	201,861	154,329

NET LOSS FROM OPERATIONS	(188,646)	(99,139)

OTHER INCOME (EXPENSE)
Interest expense	(250,549)	(188,819)
Total other income (expense)	(250,549)	(188,819)

NET LOSS	$(439,195)	$(287,958)

Net loss per share –
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding –
Basic	260,156,796	259,160,129
Diluted	260,156,796	259,160,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

					Additional		Total Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance January 1, 2024	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)

Stock-based compensation	—	—	1,000,000	1,000	14,000	—	15,000
Net loss	—	—	—	—	—	(448,442)	(448,442)

Balance March 31, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,973,531)	$(7,807,694)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance January 1, 2025	—	$—	260,156,796	$260,157	$48,905,681	$(57,991,785)	$(8,825,947)
Net loss	—	—	—	—	—	(439,195)	(439,195)

Balance March 31, 2025	—	$—	260,156,796	$260,157	$48,905,681	$(58,430,980)	$(9,265,142)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(439,195)	$(287,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	—	24,156
Depreciation	28,854	31,962
Stock-based compensation	—	15,000
Bad debt expense	43,350	—
Changes in operating assets and liabilities:
Accounts receivable	7,409	3,831
Accounts payable and accrued expenses	284,306	107,708
Lease liability	—	(24,156)

Net cash used in operating activities	(75,276)	(129,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and notes payable related party	—	78,000
Net cash provided by financing activities	—	78,000

NET INCREASE IN CASH	(75,276)	(51,457)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,222	55,248

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,946	$3,791

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2025, and December 31, 2024, respectively, the Company reported:

•	an accumulated deficit of $58.4 million and $57.9 million;

•	a working capital deficiency of $9.2 million and $8.8 million; and

•	cash used in operations of $118.6 thousand

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase in the quarter ended March 31, 2021, and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. While the Company expects to expand its manufacturing capacity during 2026, based on our current limited manufacturing capacity there is no guarantee that orders will actually be received or that orders, if received, can be properly fulfilled.

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

The Company used the Black Scholes valuation model to determine the fair value of the warrants and options issued, using the following key assumptions for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Expected price volatility	—	176.23%
Risk-free interest rate	—	5.63
Expected life in years	—	5
Dividend yield	—	—

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The Company had no inventory as of March 31, 2025 and December 31, 2024.

(E) Fixed assets

Fixed assets consist of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Computer equipment	$89,740	$89,740
Machinery	695,928	695,928
Construction in process	—	—
	785,668	785,667
Accumulated depreciation	(681,794)	(652,939)
	$103,874	$132,728

Depreciation expense for the three months ended March 31, 20254 was $28,854 compared to $31,962 for the three months ended March 31, 2024.

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

The following are potentially dilutive shares not included in the loss per share computation:

	March 31, 2025	December 31, 2024
	(Unaudited)
Options	13,027,778	14,277,778
Warrants	117,385,996	121,552,663
Convertible securities	8,016,068	8,016,068
Total	138,429,842	143,846,509

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant. The Company recognized $0 in stock-based compensation during the three months ended March 31, 2025.

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

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation. During the three months ended March 31, 2025 and 2024, the Company incurred shipping and handling costs in the amount of $2,679 and $6,340, respectively.

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

In January 2025, the Company identified a temporary facility in Twinsburg Ohio. Upon further deliberation the Chief Executive Officer alongside the Board of Directors determined the facility was not appropriate for BasaBar™ and BasaMix™. On April 25, 2025 the Company began a new search for a facility in the Northeast United States.

For the three months ended March 31, 2025 and 2024, the Company expensed $3,000, respectively for rent.

NOTE 4 – NOTES PAYABLE

Notes payable totaled $270,000 and $299,458 for March 31, 2025, and December 31, 2024, respectively.

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

Interest expense for the Company’s notes payable for the three months ended March 31, 2025 was $20,100 compared to $18,056 for the three months ended March 31, 2024.

Accrued interest for the Company’s notes payable on March 31, 2024 and December 31, 2023 was $257,063 and $176,664, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $2,178,000 March 31, 2024 and $1,750,000 December 31, 2023, respectively.

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

Interest expense for the Company’s notes payable – related party for the three months ended March 31, 2025 and 2024 was $117,458 and $90,051, respectively.

Accrued interest for the Company’s notes payable - related party on March 31, 2025, and December 31, 2024, was $2,175,254 and $1,927,516, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on March 31, 2025, and December 31, 2024.

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

Interest expense for the Company’s convertible notes payable – related parties for the three months ended March 31, 2025, was $107,218 and for the three months ended March 31, 2024, respectively.

Accrued interest for the Company’s convertible notes payable – related parties on March 31, 2025 and December 31, 2024, was $1,103,614 and $993,434, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2025, the Company issued 1,500,000 options for shares of common stock to our former Chief Executive Officer.

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options	Weighted Average	Aggregate Intrinsic
	Outstanding	Exercise Price	Value

Balance at January 1, 2024	1,277,778	0.05	$—
Issued	11,750,000	0.05	—
Cancelled / Expired	1,200,000	0.05	—

Balance at December 31, 2024	13,027,778	$0.05	$—
Exercised	—	0.05	—
Cancelled / Expired	—	0.05	—
Balance at March 31, 2025	13,027,778	$0.05	$—

Options exercisable and outstanding at March 31, 2025 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	13,027,778	4.41	$0.05	197,750

See note 8.

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total	Weighted Average	Aggregate Intrinsic
	Warrants	Exercise Price	Value

Balance at January 1, 2024	121,552,663	$0.30	$39,443
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance at December 31, 2024	121,552,663	$0.30	$39,443
Cancelled	(4,166,667)	0.30	—
Balance at March 31, 2025	117,385,996	$0.30	$39,443

Warrants exercisable and outstanding at March 31, 2025 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	117,385,996	1.26	$0.30	$39,443
	117,385,996			$39,443

NOTE 10 – SUBSEQUENT EVENTS

On April 25, 2025, The Company by way of its Chief Executive Officer and Board of Directors determined the potential facility in Twinsburg Ohio was not sufficient for manufacturing activities for the remainder of 2025, therefore it was determined the best strategic and business plan decision was to terminate the letter of intent prior and preliminary lease. A search for a suitable facility to accommodate manufacturing activities has been engaged and the Company is looking to conclude by end of second quarter 2025.

On April 28, 2025, The Company by way of the Board of Directors voted to terminate the consulting agreement with Ali Manav, ahead of the agreement termination date of June 30, 2025.

The Company appointed Mike Nelson on March 18, 2025 as its Chief Executive Officer, on April 18, 2025 the Board of Directors terminated his appointment and subsequently reappointed Ronald LoRicco, Sr on April 18, 2025 as the interim acting Chief Executive Officer.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2025 and 2024, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form-10-K for the period ended December 31, 2024 and filed with the SEC on April 15, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors and other disclosures contained in our Annual Report on Form 10-K for the period ended December 31, 2024.

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

Inflation & Interest Rate Sensitivity

In the past fiscal years, inflation has not had a significant impact on our business. However, during the second half of 2021, throughout 2022. 2023 and into 2024, the U.S. economy has entered into a period of increasing inflation. Should inflation persist or increase, interest rates rise and could have a significant effect on the economy in general and, thereby, could affect prices for raw materials we use, demand for our products, our ability to attract and retain skilled labor and our future operating results.

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

Results of Operations

Revenue: We had revenue of $27,974 from sales of finished goods for the three months ended March 31, 2025, compared to $59,449 in the prior year. While the decrease in revenue in the year-over-year periods was relatively significant due to our manufacturing constraints and limited working capital.

Cost of goods sold: During the three months ended March 31, 2025, we had cost of sales of $14,759 compared to $4,259 in the prior year. We lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as limited manufacturing capabilities.

Operating Expenses

Sales, General, and Administrating Expenses: During the three months ended March 31, 2025, selling, general, and administrative were $201,861 compared to $154,329 in the prior year. The primary components of selling, general, and administrative expenses were as follows:

Payroll and related costs: During the three months ended March 31, 2025, payroll and related costs were $40,680 compared to $45,463 in the prior period. The decrease was due to the reduction of staff in 2024. The Company expects to return to a fully staffed operation by year end 2026.

Consulting fees: During the three months ended March 31, 2025, consulting fees were $0 compared to $0 in the prior period. The Company utilized financial consultants in the prior period in connection with its equity financing, management of the Company and fundraising.

Legal fees: During the three months ended March 31, 2025, legal fees were $35,869 compared to $36,235 in the prior period. Legal fees remained approximately the in the same range primarily due to ongoing matters in the current period.

Accounting and audit fees: During the three months ended March 31, 2025 accounting and audit fees were $30,000 compared to $30,000 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of March 31, 2025, we had an accumulated deficit of $58,430,980. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Net cash provided by (used in) operating activities amounted to $75,276 and 129,457 for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash provided by (used in) operating activities was primarily a result of an decrease in operational activities.

During the three months ended March 31, 2025, we used $0 net cash for investing activities compared to $450,000 used in the same period in the prior fiscal year. The decrease is largely due to costs associated with the operational activities of day-to-day activities.

We do not believe that our cash on hand as of March 31, 2025, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

During our assessment of the effectiveness of internal control as of March 31, 2025, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal control  was not effective as of March 31, 2025.

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

Trading Plans

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: May 15, 2025

Basanite, Inc.

By:	/s/ Jackie Placeres
Jackie Placeres
Acting Interim Chief Financial Officer

