Form 10-Q
period 2025-06-30
BASANITE, INC.
filed 2025-08-19
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

20 Thompson Road, Unit WH2, Branford, Connecticut 06405

(Address of Principal Executive Office) (Zip Code)

(888) 501-1176

(Registrant’s telephone number, including area code)

2660 NW 15th Court, Unit 108

Pompano Beach, FL 33069

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of August 14, 2025
Common Stock, $0.001 par value per share	267,560,840

BASANITE, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$109,171	$82,222
Accounts receivable, net	—	50,759
Prepaid Expenses	—	—
TOTAL CURRENT ASSETS	109,171	132,981

Lease right-of-use asset, operating	—	—
Fixed assets, net	75,020	132,728
TOTAL NON–CURRENT ASSETS	75,020	132,728

TOTAL ASSETS	$184,191	$265,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,711,371	$1,733,422
Accrued expenses	2,649,068	2,290,877
Due to shareholders	475,000	475,000
Notes payable	270,000	270,000
Notes payable - related party	2,683,000	2,178,000
Notes payable - convertible - related party, net	2,144,357	2,144,357
Lease liability - current portion	—	—
TOTAL CURRENT LIABILITIES	9,932,796	9,091,656

TOTAL LIABILITIES	9,932,796	9,091,656

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 267,560,840 and 260,156,796 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	267,561	260,157
Additional paid-in capital	49,142,610	48,905,681
Accumulated deficit	(59,158,776)	(57,991,785)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(9,748,605)	(8,825,947)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,191	$265,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Products sales – rebar	$65,946	$146,340	$37,972	$86,891

Total cost of goods sold	38,307	34,453	$23,548	30,194

Gross profit	27,639	111,887	14,424	56,697

OPERATING EXPENSES
Sales, general, and administrative	687,926	383,264	486,065	228,935
Total operating expenses	687,926	383,264	486,065	228,935

NET LOSS FROM OPERATIONS	(660,287)	(271,377)	(471,641)	(172,238)

OTHER INCOME (EXPENSE)
Gain on settlement of legal contingency	—	—	—	—
Liquidated damage - loan commitment	—	—	—	—
Miscellaneous income	—	—	—	—
Gain on settlement of payable	—	—	—	—
Impairment of fixed assets	—	—	—	—
Gain (Loss) on extinguishment of debt	—	—	—	—
Gain on Loan forgiveness	—	—	—	—
Interest expense	(506,704)	(439,762)	(256,155)	(250,943)
Total other income (expense)	(506,704)	(439,762)	(256,155)	(250,943)

NET LOSS	$(1,166,991)	$(711,139)	$(727,796)	$(423,181)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	265,314,796	259,156,796	260,156,796	260,156,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders Deficit’

Balance January 1, 2024	—	$—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)
Stock-based compensation	—	—	1,000,000	1,000	14,000	—	15,000
Net loss	—	—	—	—	—	(287,958)	(711,139)
Balance March 31, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,550,347)	$(7,384,509)
Net loss	—	—	—	—	—	(423,181)	(423,181)
Balance June 30, 2024	—	$—	260,156,796	$260,157	$48,905,681	$(56,973,528)	$(7,807,690)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders Deficit’

Balance January 1, 2025	—	$—	260,156,796	$260,157	$48,905,681	$(57,991,785)	$(8,825,947)
Net loss	—	—	—	—	—	(439,195)	(439,195)

Balance March 31, 2025	—	$—	260,156,796	$260,157	$48,905,681	$(58,430,980)	$(9,265,142)
Shares issued as compensation	—	—	7,404,044	7,404	236,929	—	244,333
Net loss	—	—	—	—	—	(727,796)	(727,796)
Balance June 30, 2025	—	$—	$267,560,840	$267,561	$49,142,610	$(59,158,776)	$(9,748,605)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three and six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,166,991)	$(711,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease right-of-use asset amortization	—	56,915
Depreciation	57,708	62,785
Bad Debt Expense	43,350	—
Stock-based compensation	244,333	15,000
Changes in operating assets and liabilities:
Accounts receivable	7,409	4,247
Accounts payable and accrued expenses	336,140	433,036
Lease liability	—	(56,915)

Net cash used in operating activities	(478,051)	(196,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and notes payable related party	505,000	203,000
Net cash provided by financing activities	505,000	203,000

NET INCREASE IN CASH	26,949	6,930

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,222	55,248

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,171	$62,178

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of June 30, 2025, and December 31, 2024, respectively, the Company reported:

•	an accumulated deficit of $59.2 million and $58 million;

•	a working capital deficiency of $9.8 million and $9 million; and

•	cash used in operations of $478 thousand

Losses have principally occurred as a result of the substantial resources required for product research and development and for marketing of the Company’s products; including the general and administrative expenses associated with the organization.

While we have generated relatively little revenue to date, revenue from sales of product began to increase in the quarter ended March 31, 2021, and we continue to receive inquiries and solicit orders from a range of customers for our products, indicating what we believe is a significant level of market interest for BasaFlex™. While the Company expects to restart its manufacturing during 2026, based on our current limited manufacturing capacity there is no guarantee that orders will actually be received or that orders, if received, can be properly fulfilled.

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The Company had no inventory as of June 30, 2025 and December 31, 2024.

(E) Fixed assets

Fixed assets consist of the following:

	June 30,	December 31,
	2025	2024
Computer equipment	$89,740	$89,740
Machinery	695,928	695,928
	785,668	785,668
Accumulated depreciation	(710,648)	(652,939)
	$75,020	$132,728

Depreciation expense for the three and six months ended June 30, 2025 was $28,854 and $57,708 compared to $31,823 and $31,962 for the three and six months ended June 30, 2024.

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

The following are potentially dilutive shares not included in the loss per share computation:

	June 30,	December 31,
	2025	2024
Options	12,527,778	14,277,778
Warrants	114,158,322	121,552,663
Convertible securities	8,016,068	8,016,068
Total	134,702,168	143,846,509

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant. The Company recognized $0 in stock-based compensation during the three and six months ended June 30, 2025.

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

All revenues recognized are net of trade allowances, cash discounts, and sales returns. Trade allowances are based on the estimated obligations. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation. During the three and six months ended June 30, 2025 and 2024 the Company incurred shipping and handling costs in the amount of $830 and $1,926, compared to $8,687 and $350 respectively.

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

On June 1, 2025 the Company entered into in agreement to lease approximately 5,000 square feet of storage space in Branford, Connecticut through May 31, 2026. The Company’s base rent obligation is $3,850 per month for the storage space, based on a month-to-month basis.

For the three and six months ended June 30, 2025, the Company expensed $5,850 and $8,850, compared to $3,000 and $6,000 respectively for rent in 2024.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – NOTES PAYABLE

Notes payable totaled $270,000 for June 30, 2025, and December 31, 2024, respectively.

On April 2, 2021, the Company issued a promissory note with an investor in exchange for $200,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The Company also issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has agreed to extend the due date of the note payable for a one-year extension, the new maturity date of the note payable is April 2, 2026.

On April 9, 2021, the Company issued a promissory note with an investor in exchange for $50,000 bearing an interest rate of 18% per annum and payable on October 9, 2022. The Company also issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has agreed to extend the due date of the note payable for a one-year extension, the new maturity date of the note payable is April 9, 2026.

On April 16, 2021, the Company issued a promissory note with an investor in exchange for $20,000 bearing an interest rate of 18% per annum and payable on October 16, 2022. The Company also issued a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.25 per share expiring in 5 years. The note was not paid by its due date. As of the date of this filing, the noteholder has agreed to extend the due date of the note payable for a one-year extension, the new maturity date of the note payable is April 16, 2026.

During the three and six months ended June 30, 2025, the Company made principal payments in the amount of $0 on notes payable.

Interest expense for the Company’s notes payable for the three and six months ended June 31, 2025 was $20,100 and $40,200  compared to $20,100 and $37,134 for the three and six months ended June 30, 2024.

Accrued interest for the Company’s notes payable on June 30, 2025 and December 31, 2024 was $277,163 and $236,963  respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $2,683,000 June 30, 2025 and $2,128,000  December 31, 2024, respectively.

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

On April 2, 2021, the Company issued a promissory note with Paul Sallarulo, a member of our Board of Directors, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. On April 2, 2022, the due date of this note was extended to April 1, 2026. As of the date of this report, the note has not been called.

On April 2, 2021, the Company issued a promissory note with Michael V. Barbera, our Chairman of the Board, in exchange for $150,000 bearing an interest rate of 18% per annum and payable on October 2, 2022. The company also issued 1,500,000 common stock warrants at an exercise price of $0.20 per share expiring in 5 years. The note was not paid by its due date. On April 2, 2022, the due date of this note was extended to April 1, 2026. As of the date of this report, the note has not been called.

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

On April 3, 2025, the Company issued a promissory note to a board member in exchange for $300,000 bearing an interest rate of 20% per annum and payable on April 2, 2026.

On May 29, 2025, the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 20% per annum and payable on May 28, 2026.

On June 3, 2025, the Company issued a promissory note to a board member in exchange for $5,000 bearing an interest rate of 20% per annum and payable on June 2, 2026.

On June 4, 2025, the Company issued a promissory note to a board member in exchange for $55,000 bearing an interest rate of 20% per annum and payable on June 5, 2026.

 On June 10, 2025, the Company issued a promissory note to a board member in exchange for $10,000 bearing an interest rate of 20% per annum and payable on June 9, 2026.

On June 26, 2025, the Company issued a promissory note to a board member in exchange for $125,000 bearing an interest rate of 20% per annum and payable on June 25, 2026.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2024 was $98,875 and $189,895, respectively.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2024 was $98,875 and $189,895, respectively.

Interest expense for the Company’s notes payable – related party for the three and six months ended June 30, 2025 was $135,874 and $253,332, respectively.

Accrued interest for the Company’s notes payable - related party on June 30, 2025, and December 31, 2024, was $2,431,409 and $1,927,516 , respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on June 30, 2025, and December 31, 2024.

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

Interest expense for the Company’s convertible notes payable – related parties for the three and six months ended June 30, 2025, was $107,218 and 344,902 , respectively.

Accrued interest for the Company’s convertible notes payable – related parties on June 30, 2025 and December 31, 2024, was $1,213,795 and $993,434 , respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three and six months ended June 30, 2025, the Company issued 7,404,044  shares of common stock.

NOTE 9 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2024	1,477,778	$0.05	$—
Issued	—	0.05	—
Cancelled / Expired	11,550,000	0.05	—

Balance at December 31, 2024	13,027,778	$0.05	$—
Exercised	—	0.05	—
Cancelled / Expired	(500,000)	0.05	—
Balance at June 30, 2025	12,527,778	$0.05	$—

Options exercisable and outstanding at June 30, 2025 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	12,527,778	4.618	$0.05	—

See note 8.

BASANITE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2024	125,295,757	$0.29	$135,272
Granted	—	0.29	—
Exercised	—	0.29	—
Cancelled	(3,743,094)	—	—

Balance at December 31, 2024	121,552,663	$0.29	$135,272
Cancelled	(22,605,659)	0.30	—
Balance at June 30, 2025	114,158,322	$0.30	$39,443

Warrants exercisable and outstanding at June 30, 2025 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	114,158,322	1.04	$0.30	$39,443
$0.51 - $1.00	—	0.85	$0.60	—
	114,158,322			$39,443

NOTE 10 – SUBSEQUENT EVENTS

On August 13, 2025, Andrew Acquarulo, a Director on the Company’s Board of Directors resigned from his role.

On August 13, 2025, the Company provided United Concrete of Wallingford, Connecticut the remaining stock of basalt rebar to test in future precast concrete projects. The Company did not receive any financial compensation in exchange for the remaining stock but looks forward to working alongside United Concrete on future projects when the Company returns to manufacturing activities in 2026.

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

Supply Chain

In the past year, supply chain shortages or delays have had an immaterial impact on our operations. Our raw material suppliers have maintained a consistent flow of goods which we expect to reengage when manufacturing capabilities are projected to restart in 2026. However, we might experience supply chain challenges in the future, which could harm our business and our results of operations.

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

Results of Operations

Revenue: We had revenue of $37,972 and $65,946 from sales of finished goods for the three and six months ended June 30, 2025, compared to $86,891 and $146,340 in the prior year. While the decrease in revenue in the year-over-year periods was relatively significant due to our manufacturing constraints and limited working capital.

Cost of goods sold: During the three and six months ended June 30, 2025, we had cost of sales of $23,548 and $38,307 compared to $30,194 and $34,453 in the prior year. We lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as paused manufacturing capabilities and relying on outside vendors to assist in fulfillment of goods and services.

Operating Expenses

Sales, General, and Administrating Expenses: During the three and six months ended June 30, 2025, selling, general, and administrative were $579,416 and $687,926 compared to $228,935 and $339,486, respectively in the prior year. The primary components of selling, general, and administrative expenses were as follows:

Payroll and related costs: During the three and six months ended June 30, 2025, payroll and related costs were $7,269 and $54,554, respectively compared to $54,554 and $45,463 in the prior period. The decrease was due to the full reduction of staff in 2023 and 2025 where under advisement of consultants to the Board of the Directors, the Chairman and Chief Executive Officer shuttered all sales and administrative operations for the Company. The Company expects to return to a fully staffed operation by year end 2026.

Consulting fees: During the three and six months ended June 30, 2025, consulting fees were $69,000 compared to $0 in the prior period. The Company utilized financial consultants in the prior period in connection with its equity financing, management of the Company and fundraising.

Legal fees: During the three and six months ended June 30, 2025, legal fees were $35,869 and $150,981 compared to $36,235 and $61,344 in the prior period. Legal fees increased primarily due to ongoing matters in the current period.

Accounting and audit fees: During the three and six months ended June 30, 2025 accounting and audit fees were $20,968 and $26,968, respectively, compared to $6,000 and $30,000 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of June 30, 2025, we had an accumulated deficit of $59,158,776. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities amounted to $428,539 for the and six months ended June 30, 2024 compared to $196,071 for 2024. The decrease in net cash provided by (used in) operating activities was primarily a result of a decrease in operational activities.

During the six months ended June 30, 2025 and June 30, 2024, we used $0 net cash for investing activities, respectively.

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

Our management, under the supervision and with the participation of our Acting Interim Chief Executive Officer and our Acting Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through June 30, 2025.

During our assessment of the effectiveness of internal control as of June 30, 2025, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal controls were not effective as of June 30, 2025.

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

Trading Plans

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: August 19, 2025

Basanite, Inc.

By:	/s/ Ronald LoRicco, Sr.
Ronald LoRicco, Sr.
Acting Interim Chief Executive Officer & Acting Interim Chief Financial Officer

