Form 10-Q
period 2025-09-30
BASANITE, INC.
filed 2025-11-25
CIK 1448705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of November 25, 2025
Common Stock, $0.001 par value per share	267,560,840

BASANITE, INC. AND SUBSIDIARIES

 i

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$—	$82,222
Accounts receivable	43,349	50,759
Total current assets	43,349	132,981

Property and equipment, net	81,890	132,728
Total assets	$125,239	$265,709

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$1,687,615	$1,733,422
Accruals and other current liabilities	2,820,322	1,815,877
Note payable - related party	2,683,000	2,653,000
Convertible debt - related party	2,144,357	2,144,357
Shareholder loans	475,000	475,000
Bank indebtedness	88	—
Short-term notes payable	270,000	270,000
Total current liabilities	10,080,382	9,091,656

	10,080,382	9,091,656

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred stock, $0.001 par value. 5,000,000 authorized, non-issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 267,560,840 and 260,157,796 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	267,561	260,157
Additional paid in capital	49,142,610	48,905,681
Accumulated deficit	(59,365,314)	(57,991,785)
Total shareholders' deficit	(9,955,143)	(8,825,947)

Total liabilities and shareholders' deficit	$125,239	$265,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues	$1,513	$62,836	$67,459	$209,176
Cost of sales	109,878	31,126	148,185	65,579
Gross profit	(108,365)	31,710	(80,726)	143,597

Operating expenses
General and administrative expenses	175,616	168,857	863,542	508,206
Total operating expenses	175,616	168,857	863,542	508,206

Operating loss	(283,981)	(137,147)	(944,268)	(364,609)

Interest expense	(193,700)	(192,930)	(700,404)	(676,607)
Other (income) expense	235,562	—	235,562	357
Gain(loss)	35,581	43,915	35,581	(43,915)
Loss before income taxes	(206,538)	(373,992)	(1,373,529)	(1,085,131)

Less Income tax expense	—	—	—	—
Net loss	$(206,538)	$(373,992)	$(1,373,529)	$(1,085,131)

Weighted average shares	267,560,840	260,156,796	263,194,353	260,156,796
Earnings per share - basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(UNAUDITED)

	Preferred Stock	Common Stock	Par Value Common stock	Additional Paid in Capital	Accumulated deficit	Total
Balance, December 31, 2023	—	259,156,796	$259,157	$48,891,681	$(56,262,389)	$(7,111,551)
Stock issued for services	—	1,000,000	1,000	—	—	1,000
Net loss	—	—	—	14,000	(287,958)	(273,958)
Balance, March 31, 2024	—	260,156,796	260,157	48,905,681	(56,550,347)	(7,384,509)
Net loss	—	—	—	—	(423,181)	(423,181)
Balance, June 30, 2024	—	260,156,796	260,157	48,905,681	(56,973,528)	(7,807,690)
Net loss	—	—	—	—	(373,992)	(373,992)
Balance, September 30, 2024	—	260,156,796	$260,157	$48,905,681	$(57,347,520)	$(8,181,682)

Balance, December 31, 2024	—	260,156,796	$260,157	$48,905,681	$(57,991,785)	$(8,825,947)
Net loss	—	—	—	—	(439,195)	(439,195)
Balance, March 31, 2025	—	260,156,796	260,157	48,905,681	(58,430,980)	(9,265,142)
Stock issued for services	—	7,404,044	7,404	236,929	—	244,333
Net loss	—	—	—	—	(727,796)	(727,796)
Balance, June 30, 2025	—	267,560,840	267,561	49,142,610	(59,158,776)	(9,748,605)
Net loss	—	—	—	—	(206,538)	(206,538)
Balance, September 30, 2025	—	267,560,840	$267,561	$49,142,610	$(59,365,314)	$(9,955,143)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BASANITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash used in Operating activities
Net loss	$(1,373,529)	$(1,085,131)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	86,418	91,639
Lease right of use depreciation	56,915	56,915
Gain on settlement	(35,580)	—
Shares issued for services	244,333	15,000
Changes in operating assets and liabilities:
Accounts receivable	7,410	690
Other current assets	(56,915)	—
Other current liabilities	483,638	646,880
Lease liability	—	(56,915)
Net cash flows from operating activities	(587,310)	(330,922)

Investing activities
Net cash flows from investing activities	—	—

Financing activities
Bank overdrafts	88	—
Proceeds from related parties	505,000	278,000
Net cash flows from financing activities	505,088	278,000

Increase (decrease) in cash during the year	(82,222)	(52,922)
Cash, beginning of the period	82,222	55,248
Cash, end of the period	$—	$2,326

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

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

(B) Liquidity and Management Plans

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2025, and December 31, 2024, respectively, the Company reported:

•	an accumulated deficit of $59.2 million and $58 million;

•	a working capital deficiency of $9.9 million and $9 million; and

•	cash used in operations of $112 thousand and $1,056 thousand

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

(D) Inventories

The Company’s inventories consist of raw materials, work in process and finished goods, both purchased and manufactured. Inventories are stated at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. Raw materials inventory consists of basalt fiber and other necessary elements to produce the basalt rebar. On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. The Company had no inventory as of September 30, 2025 and December 31, 2024.

(E) Fixed assets

Fixed assets consist of the following:

	September 30,	December 31,
	2025	2024
Computer equipment	$90,502	$89,740
Machinery	728,245	695,928
Website	2,500	—
	821,247	785,668
Accumulated depreciation	(739,357)	(652,939)
	$81,890	$132,728

Depreciation expense for the three and nine months ended September 30, 2025, was $28,710 and $89,418 compared to $56,724 and $120,509 for the three and nine months ended September 30, 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the grant. The Company recognized $0 in stock-based compensation during the three and nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2025, the Company expensed $5,850 and $8,850, compared to $3,000 and $6,000 respectively for rent in 2024.

NOTE 4 – NOTES PAYABLE

Notes payable totaled $270,000 for September 30, 2025, and December 31, 2024, respectively.

During the three and nine months ended September 30, 2025, the Company made principal payments in the amount of $0 on notes payable.

Interest expense for the Company’s notes payable for the three and nine months ended September 30, 2025 was $20,100 and $57,233 compared to $16,200 and $48,600 for the three and nine months ended September 30, 2024.

Accrued interest for the Company’s notes payable on September 30, 2025, and December 31, 2024 was $216,864 and $236,963  respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable - related party totaled $2,683,000 September 30, 2025 and $2,178,000 December 31, 2024, respectively.

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

Interest expense for the Company’s notes payable – related party for the three and nine months ended September 30, 2024 was $109,503 and $297,720, respectively.

Interest expense for the Company’s notes payable – related party for the three and Nine months ended September 30, 2025 was $152,133 and $456,400, respectively.

Accrued interest for the Company’s notes payable - related party on September 30, 2025, and December 31, 2024, was $1,266,118 and $1,924,705, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 6 – NOTES PAYABLE – CONVERTIBLE – RELATED PARTY

Convertible Notes payable – related party totaled $2,144,357 on September 30, 2025, and December 31, 2024.

Interest expense for the Company’s convertible notes payable – related parties for the three and nine months ended September 30, 2024, was $107,218 and $214,436.

Interest expense for the Company’s convertible notes payable – related parties for the three and nine months ended September 30, 2025, was $142,957 and 428,872 , respectively.

Accrued interest for the Company’s convertible notes payable – related parties on September 30, 2025, and December 31, 2024, was $1,327,373 and $993,434, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

NOTE 7 – SHAREHOLDER LOANS

Several officers lend money on an open account. Currently, these short-term loans are converted to notes payable – related party on a regular basis. There is no interest rate indicated on the open accounts. Shareholder loans totaled $475,000 on September 30, 2025 and December 30, 2024.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

During the three and nine months ended September 30, 2025, the Company issued 0 and 7,404,044 shares of common stock, respectively, for services.

NOTE 10 – OPTIONS AND WARRANTS

Stock Options:

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2024	1,477,778	$0.05	$—
Issued	—	0.05	—
Cancelled / Expired	11,550,000	0.05	—

Balance at December 31, 2024	13,027,778	$0.05	$—
Exercised	—	0.05	—
Cancelled / Expired	(500,000)	0.05	—
Balance at September 30, 2025	12,527,778	$0.05	$—

Options exercisable and outstanding at September 30, 2025 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	12,527,778	4.618	$0.05	—

See note 8.

Stock Warrants:

The following table provides the activity in warrants for the respective periods:

	Total Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2024	125,295,757	$0.29	$135,272
Granted	—	0.29	—
Exercised	—	0.29	—
Cancelled	(3,743,094)	—	—

Balance at December 31, 2024	121,552,663	$0.29	$135,272
Cancelled	(22,605,659)	0.30	—
Balance at September 30, 2025	114,158,322	$0.30	$39,443

NOTE 10 – OPTIONS AND WARRANTS (CONTINUED)

Warrants exercisable and outstanding at September 30, 2025 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.01 - $0.50	114,158,322	1.04	$0.30	$39,443
$0.51 - $1.00	—	0.85	$0.60	—
	114,158,322			$39,443

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued, and no other subsequent events occurred that required disclosure.

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

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and Nine months ended March 31, 2024 and 2023, respectively. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, and our audited consolidated financial statements and accompanying notes included in the Annual Report in Form 10-K for the period ended December 31, 2024 and filed with the SEC on April 15, 2025.

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

Results of Operations

Revenue: We had revenue of $1,513 and $67,459 from sales of finished goods for the three and nine months ended September 30, 2025, compared to $288,385 and $434,725 in the prior year. While the decrease in revenue in the year-over-year periods was relatively significant due to our manufacturing constraints and limited working capital.

Cost of goods sold: During the three and nine months ended September 30, 2025, we had cost of sales of $109,878 and $148,185 compared to $137,738 and $172,191 in the prior year. We lost money on a gross margin basis due to normal inefficiencies in the start-up and ramping and scaling process, including limited initial sales volume, and further due to extremely narrow margins on the initial sales of our products as we began introducing them to the marketplace as well as paused manufacturing capabilities and relying on outside vendors to assist in fulfillment of goods and services. During the three months ended September 30, 2025, we shipped our excess inventory to a university for testing.

Operating Expenses

Sales, General, and Administrating Expenses: During the three and Nine months ended September 30, 2025, selling, general, and administrative were $175,616 and $863,542 compared to $360,740 and $1,067,519, respectively in the prior year. The primary components of selling, general, and administrative expenses were as follows:

Payroll and related costs: During the three and nine months ended September 30, 2025, payroll and related costs were $118,977 and $148,235, respectively compared to $159,468 and $208,389 in the prior period. The decrease was due to the full reduction of staff in 2024 and 2025 where under advisement of consultants to the Board of the Directors, the Chairman and Chief Executive Officer shuttered all sales and administrative operations for the Company. The Company expects to return to a fully staffed operation by year end 2026.

Consulting fees: During the three and nine months ended September 30, 2025, consulting fees were $245,533 and $314,533 compared to $0 and $0 in the prior period, respectively. The Company utilized financial consultants in 2025 in connection with its equity financing, management of the Company and fundraising.

Legal fees: During the three and nine months ended September 30, 2025, legal fees were $49,426 and $200,407 compared to $24,800 and $44,059 in the prior period. Legal fees increased primarily due to ongoing matters in the current period.

Accounting and audit fees: During the three and nine months ended September 30, 2025, accounting and audit fees were $19,009 and $13,977, respectively, compared to $12,000 and $42,000 in the prior period. Accounting and audit fees consisted of annual audit fees and the cost of outside consultants in the preparation of the Company’s financial statements.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and negative cash flow. As of September 30, 2025, we had an accumulated deficit of $59,223,377. We have incurred general and administrative expenses associated with our product development and compliance while concurrently setting up our manufacturing facility, beginning operations, and developing our business plan. We also continue to incur legal fees arising from ongoing activities due to fundraising. We expect operating losses to continue in the short term, and we require additional financing for expanding our manufacturing capability and generally scaling our business until we can generate sufficient revenues to achieve positive cash flow. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities amounted to $112,310 for the nine months ended September 30, 2025, compared to $1,055,849 for 2024. The decrease in net cash provided by (used in) operating activities was primarily a result of a decrease in operational activities.

During the nine months ended September 30, 2025 and September 30, 2024, we used $0 and $0 net cash for investing activities, respectively.

During the nine months ended September 30, 2025 and 2024, net loans from related parties provided $30,000 and 1,080,757, respectively.

We do not believe that our cash on hand as of September 30, 2025, will be sufficient to fund our current working capital requirements to the point where we are generating positive cash flow. We have recently entered into several convertible promissory notes to help fund operations and will require additional working capital in the short term. We continue working towards securing more working capital with a preference towards debt which may be convertible to equity. However, there is no assurance that we will be successful in our efforts or, if we are, that the terms will be beneficial to our shareholders.

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

Our management, under the supervision and with the participation of our Acting Interim Chief Executive Officer and our Acting Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) through September 30, 2025.

During our assessment of the effectiveness of internal control as of September 30, 2025, management identified material weaknesses related to (i) the U.S. GAAP expertise and experience of our internal accounting personnel and (ii) a lack of segregation of duties within accounting functions. As a result of these material weaknesses, our management concluded that our internal controls were not effective as of September 30, 2025.

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

Trading Plans

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: November 25, 2025

Basanite, Inc.

By:	/s/ Ronald LoRicco, Sr.
Ronald LoRicco, Sr.
Acting Interim Chief Executive Officer & Acting Interim Chief Financial Officer

